Form 10-Q
period 2017-03-31
Alteryx, Inc.
filed 2017-05-11
CIK 1689923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-38034

Alteryx, Inc.

(Exact name of registrant as specified in its charter)

Delaware	90-0673106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3345 Michelson Drive, Suite 400, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)

(888) 836-4274

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

On May 8, 2017, there were 10,350,000 shares of the registrant’s Class A common stock outstanding and 47,998,489 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2017

			Page Number
Part I:	Financial Information		4

	Item 1. Condensed Consolidated Financial Statements (unaudited)		4

	A.	Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2017 and 2016	5

	B.	Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016	6

	C.	Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the three months ended March 31, 2017	7

	D.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and 2016	8

	E.	Notes to Condensed Consolidated Financial Statements	10

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations		22

	Item 3. Quantitative and Qualitative Disclosures About Market Risk		29

	Item 4. Controls and Procedures		30

Part II:	Other Information		32

	Item 1. Legal Proceedings		32

	Item 1A. Risk Factors		32

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds		55

	Item 6. Exhibits		56

Signatures			58

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•	trends in revenue, cost of revenue, and gross margin;

•	our investments in cloud infrastructure and the cost of third-party data center hosting fees;

•	trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	maintaining a full valuation allowance for domestic net deferred tax assets;

•	cash and cash equivalents and short-term investments and any positive cash flows from operations being sufficient to support our working capital and capital expenditure requirements for at least the next 12 months; and

•	other statements regarding our future operations, financial condition, and prospects and business strategies.

Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in this Quarterly Report on Form 10-Q under Part II, Item 1A. Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking statements made in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date of the filing of this Quarterly Report on Form 10-Q, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ. The following discussion should be read in conjunction with our condensed consolidated financial statements and notes thereto appearing in Part I, Item 1 of this Quarterly Report on Form 10-Q.

PART I: FINANCIAL INFORMATION

Item 1.	Condensed Consolidated Financial Statements (unaudited).

Alteryx, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Revenue	$28,545	$18,394
Cost of revenue	4,826	3,899

Gross profit	23,719	14,495

Operating expenses:
Research and development	6,022	3,855
Sales and marketing	15,628	13,630
General and administrative	7,683	3,416

Total operating expenses	29,333	20,901

Loss from operations	(5,614)	(6,406)
Other income (expense), net	97	(90)

Loss before provision for income taxes	(5,517)	(6,496)
Provision for income taxes	150	37

Net loss	$(5,667)	$(6,533)

Less: Accretion of Series A redeemable convertible preferred stock	(1,983)	(1,278)

Net loss attributable to common stockholders	$(7,650)	$(7,811)

Net loss per share attributable to common stockholders, basic and diluted	$(0.22)	$(0.24)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	35,126	32,266

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(11)	64
Foreign currency translation adjustments, net of tax	(48)	—

Other comprehensive income (loss), net of tax	(59)	64

Total comprehensive loss	$(5,726)	$(6,469)

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$141,586	$31,306
Short-term investments	22,902	21,394
Accounts receivable, net	24,061	35,367
Deferred commissions	6,513	7,358
Prepaid expenses and other current assets	5,361	5,013

Total current assets	200,423	100,438
Property and equipment, net	6,539	6,212
Long-term investments	5,992	—
Goodwill	2,895	—
Intangible assets, net	3,035	—
Other assets	4,790	4,765

Total assets	$223,674	$111,415

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,950	$1,780
Accrued payroll and payroll related liabilities	4,163	7,760
Accrued expenses and other current liabilities	8,120	4,987
Deferred revenue	70,494	71,050

Total current liabilities	84,727	85,577
Deferred revenue	3,505	3,084
Other liabilities	2,664	1,182

Total liabilities	90,896	89,843

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value: no shares and 14,899 shares authorized as of March 31, 2017 and December 31, 2016, respectively; no shares and 14,647 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $87,448 as of March 31, 2017 and December 31, 2016, respectively	—	99,182
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 and no shares authorized as of March 31, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of March 31, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value: 1,000,000 and 56,025 shares authorized as of March 31, 2017 and December 31, 2016, respectively; 57,014 and 32,674 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	5	3
Additional paid-in capital	224,555	8,443
Accumulated deficit	(91,714)	(86,047)
Accumulated other comprehensive loss	(68)	(9)

Total stockholders’ equity (deficit)	132,778	(77,610)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$223,674	$111,415

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	14,647	$99,182	32,674	$3	$8,443	$(86,047)	$(9)	$(77,610)
Issuance of common stock, net of issuance costs of $3,074	—	—	9,000	1	114,105	—	—	114,106
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	1,983	—	—	(1,983)	—	—	(1,983)
Conversion of redeemable convertible preferred stock to common stock	(14,647)	(101,165)	14,647	1	101,164	—	—	101,165
Exercise of stock options	—	—	693	—	884	—	—	884
Stock-based compensation	—	—	—	—	1,942	—	—	1,942
Cumulative translation adjustment	—	—	—	—	—	—	(48)	(48)
Unrealized loss on investments	—	—	—	—	—	—	(11)	(11)
Net loss	—	—	—	—	—	(5,667)	—	(5,667)

Balances at March 31, 2017	—	$—	57,014	$5	$224,555	$(91,714)	$(68)	$132,778

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(5,667)	$(6,533)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	566	308
Stock-based compensation	1,942	637
Provision for doubtful accounts and sales reserve, net of recoveries	350	122
Loss (gain) on disposal of assets	30	(35)
Changes in operating assets and liabilities, net of effect of business acquisition:
Accounts receivable	11,175	8,295
Deferred commissions	860	443
Prepaid expenses and other assets	(1,220)	(378)
Accounts payable	(525)	691
Accrued payroll and payroll related liabilities	(3,506)	(2,704)
Accrued expenses and other current liabilities	977	449
Deferred revenue	(118)	1,718
Other liabilities	159	(8)

Net cash provided by operating activities	5,023	3,005

Cash flows from investing activities:
Purchases of property and equipment	(508)	(1,401)
Cash paid in business acquisition, net of cash acquired	(3,884)	—
Purchases of investments	(16,035)	(5,333)
Maturities of investments	8,524	—

Net cash used in investing activities	(11,903)	(6,734)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions and discounts	117,180	—
Payment of initial public offering costs	(797)	—
Principal payments on capital lease obligations	(82)	(27)
Proceeds from exercise of stock options	884	30

Net cash provided by financing activities	117,185	3

Effect of exchange rate changes on cash	(25)	—
Net increase (decrease) in cash and cash equivalents	110,280	(3,726)
Cash and cash equivalents—beginning of period	31,306	24,779

Cash and cash equivalents—end of period	$141,586	$21,053

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of noncash investing activities:
Property and equipment recorded in accounts payable	$356	$144

Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$1,660	—

Supplemental disclosure of noncash financing activities:
Accretion of Series A redeemable convertible preferred stock	$1,983	$1,278

Deferred initial public offering costs recorded in accounts payable and accrued expenses	$1,329	—

Property and equipment funded by capital lease borrowing	—	$987

Conversion of Series A redeemable convertible preferred stock to common shares	$101,165	—

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business

Our Company

Alteryx, Inc. and its subsidiaries, or we, our, or us, are a leading provider of self-service data analytics software. Our software platform enables organizations to dramatically improve business outcomes and the productivity of their business analysts. Our subscription-based platform allows organizations to easily prepare, blend, and analyze data from a multitude of sources and more quickly benefit from data-driven decisions. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows. We aim to make our platform as ubiquitous in the workplace as spreadsheets are today.

Initial Public Offering

In March 2017, we completed an initial public offering, or IPO, of our Class A common stock. In connection with the IPO, we sold 9.0 million shares of Class A common stock at $14.00 per share for aggregate net proceeds of $114.1 million after underwriting discounts and commissions and offering expenses. Prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of our then outstanding convertible preferred stock held prior to the IPO were converted into Class B common stock. See Note 5 for further discussion of our Class A and Class B common stock.

As of March 31, 2017, we had 9.0 million and 48.0 million shares of Class A common stock and Class B common stock issued and outstanding, respectively.

In April 2017, the underwriters exercised their option to purchase an additional 1.4 million shares of Class A common stock for net proceeds of approximately $17.6 million. See Note 11 for additional information on the underwriters’ exercise of their option to purchase additional shares.

Basis of Presentation

Our interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our final prospectus related to our IPO dated March 23, 2017, or the Prospectus, filed with the Securities and Exchange Commission, or SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements.

The operating results for the three months ended March 31, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

2. Significant Accounting Policies

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Prospectus. As a result of the business combination in January 2017 (see Note 3), we have included our accounting policies relating to business combinations, intangible assets, and goodwill below.

Correction of an Error

In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2016, we identified an error related to the improper calculation of royalty expense during the year ended December 31, 2016 associated with licensed third-party syndicated data. We have determined that the error was not material to our interim financial statements. The correction of this error resulted in a revision which increased cost of revenue, loss from operations, and net loss by $0.5 million for the three months ended March 31, 2016.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent liabilities at the date of the condensed consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates and assumptions.

On an ongoing basis, our management evaluates estimates and assumptions based on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.

Business combinations

The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. We allocated the purchase price, including the fair value of contingent consideration, to the identifiable assets and liabilities of the acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

Contingent consideration payable in cash or a fixed dollar amount settleable in a variable number of shares is classified as a liability and recorded at fair value, with changes in fair value recorded in general and administrative expenses each period. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive loss.

We perform valuations of assets acquired, liabilities assumed, and contingent consideration and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed, and contingent consideration requires us to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, the probability of the achievement of specified milestones, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired, liabilities assumed, and contingent consideration in a business combination.

Intangible assets

Intangible assets consist of acquired developed technology. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives using the straight-line method, which approximates the pattern in which the economic benefits are consumed.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of Accounting Standards Codification, or ASC, 350, Intangibles – Goodwill and Other. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, loss of key personnel, significant changes in the use of the acquired assets or our strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.

ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform the first of a two-step impairment test.

The first step involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired and no additional steps are necessary. If, however, the fair value of the reporting unit is less than book value, then the carrying amount of the goodwill is compared with its implied fair value. The estimate of implied fair value of goodwill may require valuations of certain internally generated and unrecognized intangible assets. If the carrying amount of goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to the excess.

We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of each calendar year.

Variable Interest Entities

In accordance with ASC 810, Consolidation, the applicable accounting guidance for the consolidation of variable interest entities, or VIEs, we analyze our interests to determine if such interests are variable interests. If variable interests are identified, then the related entity is assessed to determine if it is a VIE. VIEs are generally entities that have either a total equity investment that is insufficient to permit the entity to finance its activities without additional subordinated financial support, or whose equity investors lack the characteristics of a controlling financial interest (i.e., ability to make significant decisions through voting rights and a right to receive the expected residual returns of the entity or an obligation to absorb the expected losses of the entity). If we determine that the entity is a VIE, we then assess if we must consolidate the VIE. We deem ourselves to be the primary beneficiary if we have both (i) the power to direct the activities of the VIE that most significantly impact the entity’s economic performance, and (ii) an obligation to absorb losses of the entity that could potentially be significant to the VIE, or a right to receive benefits from the entity that could be significant to the VIE.

As of March 31, 2017 and December 31, 2016, we determined that two of our distributors were VIEs under the guidance of ASC 810, Consolidation, due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these distributors in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the distributors were accounted for in the same manner as our other distributors and resellers. As of March 31, 2017 and December 31, 2016, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs.

Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This guidance is effective for annual or any interim goodwill impairment test in annual reporting periods beginning after December 15, 2021. Early adoption is permitted. While we continue to assess the potential impact of the adoption of this guidance, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. This guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted. We are evaluating the potential impact of adopting this guidance on our consolidated financial statements.

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019 and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet determined the timing of adoption. We currently present changes in restricted cash within investing activities and so the adoption of this guidance will result in changes in net cash flows from investing activities and to certain beginning and ending cash and cash equivalent totals shown on our consolidated statement of cash flows.

In October 2016, FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including presentation of cash flows relating to contingent consideration payments, proceeds from the settlement of insurance claims, and debt prepayment or debt extinguishment costs, among other matters. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted, including adoption in an interim period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of this guidance is required to be applied using a retrospective transition method to each period presented, unless impracticable to do so. We are currently evaluating the potential impact of this guidance on our consolidated statement of cash flows.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for share-based payment transactions and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters. This guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 31, 2018. Early adoption is permitted in any interim or annual period. All the amendments in the new guidance must be adopted in the same period. We are evaluating the potential impact of this guidance on our consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. This guidance will be effective for fiscal years beginning after December 15, 2019, and interim periods within fiscal years beginning after December 15, 2020, and is required to be applied using a modified retrospective approach. Early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. During 2016, the FASB continued to issue additional amendments to this new revenue guidance. This new revenue guidance will be effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. We are evaluating the potential impact of this guidance on our consolidated financial statements.

3. Business Combination

In January 2017, we acquired 100% of the outstanding equity of a software development firm based in Prague, Czech Republic that delivers a cloud-based data governance and metadata management platform. The total purchase consideration for the acquisition was approximately $5.6 million consisting of (i) $3.9 million in cash consideration paid on the acquisition date, (ii) $0.5 million in cash consideration held back for customary indemnification matters for a period of 24-months following the acquisition date, and (iii) $1.2 million of contingent consideration. See the penultimate paragraph of this note for further discussion on contingent consideration.

The condensed consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. Revenues and operating results of the acquired company for the three months ended March 31, 2017 were not material to the condensed consolidated financial statements. During the three months ended March 31, 2017 we recognized $0.6 million of acquisition related costs in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the date of the acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$60
Accounts receivable	162
Prepaid expenses and other current assets	27
Property and equipment	30
Intangible assets – developed technology	3,100
Goodwill	2,899
Accounts payable	(63)
Accrued expenses and other current liabilities	(22)
Deferred tax liability, included in other liabilities	(589)

Total purchase consideration	$5,604

Goodwill represents the excess of the purchase consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from an assembled workforce, increased development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisition is not tax deductible.

We determined the fair value of the completed technology acquired in the acquisition using the multiple period excess earnings model. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures. Key inputs utilized in the model include a discount rate of 45%, a market participant tax rate of 40%, and an estimated level of future cash flows based on current product and market data. Based on the valuation models, we determined the fair value of the completed technology to be $3.1 million with an amortization period of eight years.

A portion of the consideration is subject to earn-out provisions. Additional contingent earn-out consideration of up to $2.3 million in shares of our Class B common stock may be paid out to the former shareholders of the acquired company over two years upon the achievement of specified milestones. The number of shares that will be issued will be determined based on the total dollar value of consideration earned upon the achievement of a particular milestone divided by an average trading value of our Class A common stock calculated at the time of the issuance. We utilized a probability weighted scenario based model to determine the fair value of the contingent consideration. Based on this valuation model we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date. The contingent earn-out consideration has been recorded in Other liabilities in our accompanying condensed consolidated balance sheet with any changes in fair value each reporting period recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Changes in fair value will depend on several factors including estimates of the timing and ability to achieve the milestones. There was no change in the fair value of the contingent consideration between the acquisition date and March 31, 2017.

Pro forma information as if the acquisition occurred on January 1, 2016 has not been presented as the impact is not material to our condensed consolidated financial statements.

4. Fair Value Measurements

We utilize valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible. We determine fair value based on assumptions that market participants would use in pricing an asset or liability in the principal or most advantageous market. When considering market participant assumptions in fair value measurements, the following fair value hierarchy distinguishes between observable and unobservable inputs, which are categorized in one of the following levels:

Level 1	Unadjusted quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2	Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active near the measurement date; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair value of our money market funds was determined based on “Level 1” inputs.

The fair value of certificates of deposit, U.S. Treasury and agency bonds, and corporate bonds were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of certificates of deposit included observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. The valuation techniques used to measure the fair value of U.S. Treasury and agency bonds and corporate bonds included standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets or benchmark securities and data provided by third parties as many of the bonds are not actively traded.

There were no marketable securities measured on a recurring basis in the “Level 3” category.

We have not elected the fair value option as prescribed by ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, such as our accounts receivable and payables, are reported at their carrying values.

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2017 and December 31, 2016 (in thousands):

	As of March 31, 2017
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$127,202	$—	$127,202	$127,202	$—	$—

Level 1:
Money market funds	12,384	—	12,384	12,384	—	—

Subtotal	12,384	—	12,384	12,384	—	—

Level 2:
Certificates of deposit	9,353	—	9,353	—	9,353	—
U.S. Treasury and agency bonds	7,998	(10)	7,988	—	5,988	2,000
Corporate bonds	13,563	(10)	13,553	2,000	7,561	3,992

Subtotal	30,914	(20)	30,894	2,000	22,902	5,992

Level 3	—	—	—	—	—	—

Total	$170,500	$(20)	$170,480	$141,586	$22,902	$5,992

	As of December 31, 2016
	Cost	Gross Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$10,499	$—	$10,499	$10,499	$—	$—

Level 1:
Money market funds	20,807	—	20,807	20,807	—	—

Subtotal	20,807	—	20,807	20,807	—	—

Level 2:
Certificates of deposit	10,552	—	10,552	—	10,552	—
Corporate bonds	10,770	72	10,842	—	10,842	—

Subtotal	21,322	72	21,394	—	21,394	—

Level 3	—	—	—	—	—	—

Total	$52,628	$72	$52,700	$31,306	$21,394	$—

There were no transfers between Level 1, Level 2, or Level 3 securities during the three months ended March 31, 2017. As of March 31, 2017, there were 11 securities with a fair value of $21.5 million in an unrealized loss position for less than 12 months. The gross unrealized losses as of March 31, 2017 were due to changes in market rates, and we have determined the losses are temporary in nature.

All the long-term investments had maturities of between one and two years in duration as of March 31, 2017. Cash and cash equivalents, restricted cash, and investments as of March 31, 2017 and December 31, 2016 held domestically were approximately $169.6 million and $52.9 million, respectively.

Contingent Consideration. Contingent consideration in connection with acquisitions is measured at fair value each reporting period based on significant unobservable inputs, classified as Level 3 measurement. See Note 3 for additional information on the valuation of the contingent consideration as of the acquisition date and as of March 31, 2017.

Instruments Not Recorded at Fair Value on a Recurring Basis. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. The fair value of our cost method investment is measured when it is deemed to be other-than-temporarily impaired, and assets acquired and liabilities assumed in a business acquisition, goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 3 for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

5. Stockholders’ Equity

Reverse Stock Split

In February 2017, we effected a 2-to-1 reverse stock split of our outstanding common and preferred stock and a corresponding reduction in the number of authorized shares of preferred stock. All share and per share amounts for all periods presented in these condensed consolidated financial statements and notes, have been adjusted retrospectively to reflect this reverse stock split.

Dual Class Common Stock Structure

In February 2017, we implemented a dual class common stock structure where each then existing share of common stock converted into a share of Class B common stock and we also authorized a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A common stock and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A common stock at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain permitted transfers described in our restated certificate of incorporation, or the Restated Certificate. Upon the creation of the dual class common stock structure all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock, and all restricted stock units, or RSUs, became RSUs for an equivalent number of shares of Class B common stock.

Upon the effectiveness of the Restated Certificate in March 2017, the number of shares of capital stock that is authorized to be issued consisted of 500,000,000 shares of Class A common stock, $0.0001 par value per share, 500,000,000 shares of Class B common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

6. Equity Awards

Amended and Restated 2013 Stock Plan

We granted options and RSUs under our Amended and Restated 2013 Stock Plan, or 2013 Plan, as amended and restated, until March 22, 2017, when the plan was terminated in connection with our IPO. Accordingly, no shares are available for future issuance under this plan. The 2013 Plan continues to govern outstanding equity awards granted thereunder.

2017 Equity Incentive Plan

In February 2017, our board of directors adopted and our stockholders approved the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.8 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the number of shares of Class A common stock equal to 5% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our board of directors may reduce the amount of the increase in any particular year. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of March 31, 2017, 5.6 million shares were reserved for issuance under the 2017 Plan.

2017 Employee Stock Purchase Plan

In February 2017, our board of directors adopted and our stockholders approved the 2017 Employee Stock Purchase Plan, or 2017 ESPP. The 2017 ESPP became effective on March 23, 2017. Under the 2017 ESPP, we reserved 1.1 million shares of Class A common stock for future issuance. The number of shares reserved for issuance under our 2017 ESPP will increase automatically on the first day of January of each of 2018 through 2027 by the number of shares equal to 1% of the total outstanding shares of our common stock as of the immediately preceding December 31. However, our board of directors may reduce the amount of the increase in any particular year.

Stock Options

Stock option activity during the three months ended March 31, 2017 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2016	6,318	$5.65
Granted	447	13.84
Exercised	(693)	1.27
Cancelled/forfeited	(180)	4.64

Options outstanding at March 31, 2017	5,892	$6.81

As of March 31, 2017, there was $11.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

RSU activity during the three months ended March 31, 2017 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2016	373	$12.30
Granted	79	15.50

RSUs outstanding at March 31, 2017	452	$12.86

RSUs outstanding as of December 31, 2016, or pre-2017 RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards will be satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction, or 180 days following the closing of the IPO, which occurred in March 2017. Beginning on the closing of the IPO in March 2017, we recognized a cumulative share-based compensation expense for the portion of the pre-2017 RSUs that had met the service condition. In the three months ended March 31, 2017, share-based compensation expense related to our pre-2017 RSUs was $0.7 million.

As of March 31, 2017, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was approximately $4.5 million which is expected to be recognized over a weighted-average period of 1.9 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2017	2016
Cost of revenue	$121	$26
Research and development	236	73
Sales and marketing	659	310
General and administrative	926	228

Total	$1,942	$637

7. Commitments and Contingencies

Leases

We have various non-cancelable operating leases for our offices. These leases expire at various times through 2024. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.

Indemnification

In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. Through March 31, 2017, we have not had to reimburse any party for losses related to an indemnity claim. As of March 31, 2017 and December 31, 2016, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

Litigation

From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business.

We are not currently a party to any material legal proceedings or claims, nor are we aware of any pending or threatened litigation or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such litigation or claim be resolved unfavorably.

8. Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates (in thousands except percentages):

	Three Months Ended March 31,
	2017	2016
Provision for income taxes	$150	$37
Effective tax rate	2.7%	0.6%

We account for income taxes according to ASC 740, Income Taxes, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) to each interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, generally lower tax rates in foreign jurisdictions compared to the United States, certain nondeductible expenses, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors.

We evaluate whether to record a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, using a “more likely than not” realization standard, including our cumulative losses, and the amount and timing of future taxable income. Based on our review, we will continue to maintain a full valuation allowance against our U.S. deferred tax assets.

The income tax expense of $0.2 million for the three months ended March 31, 2017 includes U.S. and Czech tax expense from the sale of the intellectual property related to our products from the U.S. parent company to wholly owned subsidiaries outside the United States and from the Czech subsidiary to the U.S. parent company and other wholly owned subsidiaries outside the United States.

Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

9. Basic and Diluted Net Loss Per Share

In periods in which we have net income, we apply the two-class method for calculating net loss per share. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Participating securities include convertible preferred stock. In periods in which we have net losses after accretion of convertible preferred stock, we do not attribute losses to participating securities as they are not contractually obligated to share our losses.

Under the two-class method, basic net loss per share attributable to common stockholders is computed by dividing the net loss attributable to common stockholders by the weighted-average number of shares of common stock outstanding during the period. Net loss attributable to common stockholders is calculated as net loss including current period convertible preferred stock accretion.

Diluted net loss per share attributable to common stockholders adjusts basic net loss per share for the potentially dilutive impact of stock options and convertible preferred stock. As we have reported losses attributable to common stockholders for all periods presented, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share. Basic and diluted net loss per share attributable to common stockholders for Class A and Class B common stock were the same because they were entitled to the same liquidation and dividend rights.

The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2017	2016
Options to purchase common stock	6,170	5,023
Unvested restricted stock units	379	—
Conversion of convertible preferred stock	13,345	14,647

Total shares excluded from net loss per share	19,894	19,670

10. Segment and Geographic Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker, or CODM, who is our chief executive officer, in deciding how to allocate resources and assess our financial and operational performance. Our CODM evaluates our financial information and resources and assesses the performance of these resources on a consolidated and aggregated basis. As a result, we have determined that our business operates in a single operating segment.

Our operations outside the United States include sales offices in Canada, Germany, Czech Republic, and the United Kingdom. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended March 31,
	2017	2016
United States	$22,596	$15,245
International	5,949	3,149

Total	$28,545	$18,394

No countries outside the United States comprised more than 10% of revenue for any of the periods presented.

11. Subsequent Events

In April 2017, in connection with our IPO, the underwriters exercised their option to purchase 1.4 million additional shares of Class A common stock from us in full at a price of $14.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the IPO were approximately $131.7 million after underwriting discounts and commissions and offering expenses.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our final prospectus related to the Company’s initial public offering, or IPO, dated March 23, 2017, or the Prospectus, filed with the Securities and Exchange Commission, or the SEC, pursuant to Rule 424(b) under the Securities Act of 1933, as amended, or the Securities Act. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We are a leading provider of self-service data analytics software. Our software platform enables organizations to dramatically improve business outcomes and the productivity of their business analysts. Our subscription-based platform allows organizations to easily prepare, blend, and analyze data from a multitude of sources and more quickly benefit from data-driven decisions. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows. We aim to make our platform as ubiquitous in the workplace as spreadsheets are today.

Our platform includes Alteryx Designer, our data preparation, blending, and analytics product deployable in the cloud and on premise, and Alteryx Server, our secure and scalable product for sharing and running analytic applications in a web-based environment. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2017, we had 2,565 customers in more than 50 countries, including over 300 of the Global 2000 companies.

We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three months ended March 31, 2017 and 2016. We also generate revenue from professional services, including training and consulting services.

We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial and is followed by an initial purchase of our platform. As organizations realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization of business processes. Over time, many of our customers find that the use of our platform is more strategic in nature and our platform becomes a fundamental element of their regular analytical processes.

We sell our platform primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. In addition, we have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our channel partners include technology alliances, system integrators, management consulting firms, and value-added resellers. These channel partners also provide solution-based selling, services, and training internationally.

In March 2017, we completed our IPO, in which we sold 9.0 million shares of Class A common stock. The shares were sold at an IPO price of $14.00 per share for net proceeds of $114.1 million after underwriting discounts and commissions and offering expenses. In April 2017, the underwriters exercised their option to purchase an additional 1.4 million shares of Class A common stock from us in full at a price of $14.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the IPO were approximately $131.7 million after underwriting discounts and commissions and offering expenses.

Key Business Metrics

We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:

Number of Customers. We believe that our ability to expand our customer base is a key indicator of our market penetration, the growth of our business, and our future potential business opportunities. We define a customer at the end of any particular period as an entity with a subscription agreement that runs through the current or future period as of the measurement date. Organizations with free trials have not entered into a subscription agreement and are not considered customers. A single organization with separate subsidiaries, segments, or divisions that use our platform may represent multiple customers, as we treat each entity that is invoiced separately as a single customer. In cases where customers subscribe to our platform through our channel partners, each end customer is counted separately.

The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017
Customers	1,578	1,834	2,047	2,328	2,565

Dollar-Based Net Revenue Retention Rate. We believe that our dollar-based net revenue retention rate is a key measure to provide insight into the long-term value of our customers and our ability to retain and expand revenue from our customer base over time. Our dollar-based net revenue retention rate is a trailing four-quarter average of the subscription revenue from a cohort of customers in a quarter as compared to the same quarter in the prior year. Dollar-based net revenue retention rate equal to 100% would indicate that we received the same amount of revenue from our cohort of customers in the current quarter as we did in the same quarter of the prior year. Dollar-based net revenue retention rate less than 100% would indicate that we received less revenue from our cohort of customers in the current quarter than we did in the same quarter of the prior year.

To calculate our dollar-based net revenue retention rate, we first identify a cohort of customers, or the Base Customers, in a particular quarter, or the Base Quarter. A customer will not be considered a Base Customer unless such customer has an active subscription for the entirety of the Base Quarter. We then divide the revenue in the same quarter of the subsequent year attributable to the Base Customers, or the Comparison Quarter, including Base Customers from which we no longer derive revenue in the Comparison Quarter, by the revenue attributable to those Base Customers in the Base Quarter. Our dollar-based net revenue retention rate in a particular quarter is then obtained by averaging the result from that particular quarter by the corresponding result from each of the prior three quarters. The dollar-based net revenue retention rate excludes revenue from professional services from that cohort.

The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017
Dollar-based net revenue retention rate	126%	127%	129%	135%	133%

Components of Our Results of Operations

Revenue

We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three months ended March 31, 2017 and 2016. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue.

Cost of Revenue

Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.

We allocate shared overhead costs such as information technology infrastructure and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenue.

We intend to continue to invest additional resources in our cloud infrastructure. We expect that the cost of third-party data center hosting fees will increase over time as we continue to expand our cloud-based offering.

Gross Profit and Gross Margin

Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the mix of products and services we sell, the channel through which we sell our products and services, and, to a lesser degree, the utilization of customer support and professional services resources, as well as third-party hosting and syndicated data fees in any given period. We expect our gross margin to increase modestly over the long term, although our gross margin may fluctuate from period to period depending on the interplay of the factors discussed above.

Operating Expenses

Our operating expenses are classified as research and development, sales and marketing, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, stock-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure and occupancy charges in each expense category based on headcount in that category.

Research and development.    Research and development expense consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, for our research and development employees, depreciation of equipment used in research and development, third-party contractors, and related allocated overhead costs. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to increase the functionality and otherwise enhance our platform and develop new products and services. However, we expect research and development expense to decrease as a percentage of revenue over the long term, although research and development expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Sales and marketing.    Sales and marketing expense consists primarily of employee-related costs, including salaries and bonuses, sales commissions, stock-based compensation expense, and employee benefits costs, for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, and administration, marketing, and management. Marketing programs consist of advertising, promotional events such as our U.S. and European Inspire user conferences, corporate communications, brand building, and product marketing activities such as online lead generation.

We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff in the first quarter and our annual U.S. and European Inspire user conferences in the second and third quarters, respectively, will affect our sales and marketing expense in a particular quarter. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we continue to expand our sales force both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

General and administrative.    General and administrative expense consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, for our executive officers and finance, legal, human resources, and administrative personnel, professional fees for external legal, accounting, and other consulting services, and related allocated overhead costs. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs associated with being a publicly traded company, including increased legal, audit, and consulting fees. However, we expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses from foreign currency transactions denominated in currency other than the functional currency and interest income from our available-for-sale investments.

Provision for Income Taxes

Provision for income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue. We have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. Due to our history of losses, we expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three months ended March 31,
	2017	2016
	(in thousands)
Revenue	$28,545	$18,394
Cost of revenue(1)	4,826	3,899

Gross profit	23,719	14,495

Operating expenses:
Research and development(1)	6,022	3,855
Sales and marketing(1)	15,628	13,630
General and administrative(1)	7,683	3,416

Total operating expenses	29,333	20,901

Loss from operations	(5,614)	(6,406)
Other income (expense), net	97	(90)

Loss before provision for income taxes	(5,517)	(6,496)
Provision for income taxes	150	37

Net loss	$(5,667)	$(6,533)

(1)	Amounts include stock-based compensation expense as follows:

	Three months ended March 31,
	2017	2016
	(in thousands)
Cost of revenue	$121	$26
Research and development	236	73
Sales and marketing	659	310
General and administrative	926	228

Total	$1,942	$637

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three months ended March 31,
	2017	2016
Revenue	100.0%	100.0%
Cost of revenue	16.9	21.2
Gross profit	83.1	78.8
Operating expenses:
Research and development	21.1	21.0
Sales and marketing	54.8	74.1
General and administrative	26.9	18.6
Total operating expenses	102.8	113.6
Loss from operations	(19.7)	(34.8)
Other income (expense), net	0.3	(0.5)
Loss before provision for income taxes	(19.4)	(35.3)
Provision for income taxes	0.5	0.2
Net loss	(19.9)	(35.5)

Comparison of the Three Months Ended March 31, 2017 and 2016

Revenue

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Revenue	$28,545	$18,394	$10,151	55.2%

The increase in our revenue was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three months ended March 31, 2017 and 2016, revenue attributed to existing customers was greater than 90% of our revenue.

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Cost of revenue	$ 4,826	$ 3,899	$ 927	23.8%
% of revenue	16.9%	21.2%
Gross margin	83.1%	78.8%

The increase in cost of revenue was primarily due to royalties associated with third-party syndicated data costs.

The increase in gross margin was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services.

Research and Development

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Research and development	$ 6,022	$ 3,855	$ 2,167	56.2%
% of revenue	21.1%	21.0%

The increase in research and development expense was primarily due to an increase in employee-related costs of $1.9 million due to higher headcount and an increase of $0.3 million in allocated overhead expenses. As of March 31, 2017, we had 129 research and development personnel as compared to 82 as of March 31, 2016.

Sales and Marketing

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Sales and marketing	$15,628	$13,630	$1,998	14.7%
% of revenue	54.8%	74.1%

The increase in sales and marketing expense was primarily due to an increase in employee-related costs of $1.3 million due to higher headcount and an increase of $0.6 million in allocated overhead expenses. As of March 31, 2017, we had 213 sales and marketing personnel as compared to 195 as of March 31, 2016.

General and Administrative

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
General and administrative	$ 7,683	$ 3,416	$4,267	124.9%
% of revenue	26.9%	18.6%

The increase in general and administrative expense was primarily due to an increase in employee-related costs of $2.2 million due to higher headcount as we continued to expand our infrastructure to support our growth and an increase in associated stock-based compensation, an increase of $0.6 million in accounting and professional fees related to becoming a public company, $0.6 million in costs associated with our recent acquisition, and an increase of $0.6 million of allocated overhead expenses. As of March 31, 2017, we had 67 general and administrative personnel as compared to 40 as of March 31, 2016.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$ 97	$ (90)	$ 187	207.8%

Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2017	2016	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$ 150	$ 37	$ 113	305.4%

The increase in the provision for income taxes was primarily due to foreign taxes associated with our international operations and the impact of intercompany sales of our intellectual property to and from the United States.

Liquidity and Capital Resources

As of March 31, 2017, we had $164.5 million of cash and cash equivalents and short-term investments in marketable securities. In March 2017, we completed our IPO, resulting in net proceeds of $114.1 million after underwriting discounts and commissions and offering expenses. In April 2017, in connection with our IPO, the underwriters exercised their option to purchase 1.4 million additional shares of Class A common stock from us in full at a price of $14.00 per share. As a result of the exercise and closing of the option to purchase additional shares, total net proceeds from the IPO were approximately $131.7 million after underwriting discounts and commissions and offering expenses.

Our principal uses of cash are funding our operations and other working capital requirements. Cash provided by operating activities for the three months ended March 31, 2017 and 2016 was $5.0 million and $3.0 million, respectively.

We believe that our existing cash and cash equivalents and short-term investments and any positive cash flows from operations will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. To the extent existing cash and cash equivalents and short-term investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity or convertible debt financing may be dilutive to stockholders. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2017	2016
	(in thousands)
Net cash provided by operating activities	$5,023	$3,005
Net cash used in investing activities	(11,903)	(6,734)
Net cash provided by financing activities	117,185	3

Operating Activities

For the three months ended March 31, 2017, net cash provided by operating activities was $5.0 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $7.8 million and net non-cash activity of $2.9 million, offset in part by a net loss of $5.7 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $11.2 million from collections of annual billings invoiced during the three months ended December 31, 2016, offset in part by a decrease of $3.5 million in accrued payroll and payroll related liabilities related to the payment of bonuses and commissions. Net non-cash activity primarily consisted of stock-based compensation of $1.9 million and depreciation and amortization of $0.6 million.

For the three months ended March 31, 2016, net cash provided by operating activities was $3.0 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $8.5 million and net non-cash operating activities of $1.0 million, offset in part by a net loss of $6.5 million. The change in operating assets and liabilities primarily related to a decrease in accounts receivable of $8.3 million due to collections of annual billings invoiced during the three months ended December 31, 2015. Net non-cash activities primarily consisted of stock-based compensation of $0.6 million and depreciation and amortization of $0.3 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2017 was $11.9 million, consisting primarily of $7.5 million of net purchases of investments, $3.9 million of net cash paid in connection with an acquisition of a business, and $0.5 million of purchases of property and equipment.

Net cash used in investing activities for the three months ended March 31, 2016 was $6.7 million, consisting primarily of $5.3 million of purchases of investments and $1.4 million of purchases of property and equipment associated with additional headcount and office locations.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2017 was $117.2 million, consisting primarily of proceeds from our IPO of $117.2 million (excluding the proceeds from the underwriters’ option to purchase additional shares which was exercised in April 2017) and $0.9 million of proceeds from stock option exercises, partially offset by $0.8 million in payments of IPO costs.

There were no material financing activities that impacted our cash and cash equivalents for the three months ended March 31, 2016.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2017 from the contractual obligations and commitments disclosed in the Prospectus. See Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Policies and Estimates

Our condensed consolidated financial statements and the related notes have been prepared in accordance with U.S. GAAP. The preparation of our condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, costs and operating expenses, provision for income taxes, and related disclosures. Generally, we base our estimates on historical experience and on various other assumptions in accordance with U.S. GAAP that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. To the extent that there are material differences between these estimates and our actual results, our future financial statements will be affected.

There have been no changes to our critical accounting policies disclosed in our Prospectus related to our IPO dated March 23, 2017 filed with the Securities and Exchange Commission pursuant to Rule 424(b) under the Securities Act of 1933, as amended.

Recent Accounting Pronouncements

See Note 2 of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Foreign Currency Exchange Risk

Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound and Euro. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies where our operations are located. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.

We have experienced and will continue to experience fluctuations in net loss as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses and our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate Risk

We had cash and cash equivalents and short-term and long-term investments of $170.5 million as of March 31, 2017. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during the three months ended March 31, 2017 would not have had a material impact on our condensed consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2017. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

Previously Reported Material Weakness

As disclosed in the section titled “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q, we previously identified a material weakness in our internal control over financial reporting related to the evaluation of the accounting impact of certain contractual terms in certain arrangements with licensed data providers, which resulted in the misstatement in the recording of prepaid and other assets and royalty costs that were recorded in cost of revenue in the first three fiscal quarters of 2016. This material weakness resulted in an immaterial revision of those quarterly balance sheet and results of operations data.

We commenced measures to remediate the identified material weakness. Those remediation measures are ongoing and include the implementation of additional control activities related to the identification and evaluation of the terms of royalty contracts that require consideration when assessing the accounting for the arrangement.

While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles.

We believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting, which may necessitate additional implementation and evaluation time. We will continue to assess the effectiveness of our internal control over financial reporting and take steps to remediate the known material weakness expeditiously.

Changes in Internal Control over Financial Reporting

We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there was no change in our internal control over financial reporting that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Disclosure Controls and Procedures

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and implemented, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues within a company are detected. The inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple errors or mistakes. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and may not be detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings.

From time to time, we are involved in legal proceedings arising in the ordinary course of our business. We are not a party to any legal proceedings that, if determined adversely to us, would individually or taken together have a material adverse effect on our business, operating results, financial condition, or cash flows. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

Item 1A.	Risk Factors.

An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, prospects, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. The trading price of our Class A common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.

Risks Related to Our Business and Industry

We have a limited operating history under our current business model, which makes it difficult to evaluate our business and prospects and increases the risks associated with your investment.

Although we have been operating our business since 1997, we changed our business model significantly and first launched our software platform in 2010. Further, since 2013, we have licensed our platform to customers under a subscription-based model. As a result, our business model has not been fully proven, and we have only a limited operating history with our new business model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including achieving market acceptance of our platform, attracting and retaining customers, growing partnerships and distribution of our platform, increasing competition, and increasing expenses as we continue to grow our business. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future and if we do not manage these risks successfully, our business may be adversely affected. In addition, we may not achieve sufficient revenue to achieve or maintain positive cash flow from operations or profitability in any given period.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not achieve or sustain profitability.

We have incurred net losses in each fiscal year since our inception, including net losses of $20.3 million, $21.5 million, and $24.3 million in the years ended December 31, 2014, 2015, and 2016, respectively. We also incurred a net loss of $5.7 million in the three months ended March 31, 2017. As of March 31, 2017, we had an accumulated deficit of $91.7 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.

Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from new products and services;

•	our ability to maintain and grow our customer base;

•	our ability to expand our number of partners and distribution of our platform;

•	the development and introduction of new products and services by us or our competitors;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	seasonal purchasing patterns of our customers;

•	the timing of our Inspire customer conferences;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	failures or breaches of security or privacy, and the costs associated with remediating any such failures or breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and

•	general economic conditions in either domestic or international markets.

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $38.0 million in the year ended December 31, 2014 to $53.8 million in the year ended December 31, 2015 to $85.8 million in the year ended December 31, 2016 and from $18.4 million in the three months ended March 31, 2016 to $28.5 million in the three months ended March 31, 2017. Our number of full-time employees has increased significantly over the last few years, from 375 employees as of March 31, 2016 to 469 employees as of March 31, 2017. During this period, we also established operations in a number of countries outside the United States.

We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we sell our platform to customers in more than 50 countries and have employees in the United States, Canada, the Czech Republic, Slovakia, Singapore, Germany, and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

•	effectively recruiting, integrating, training, and motivating a large number of new employees, including our direct sales force, while retaining existing employees, maintaining the beneficial aspects of our corporate culture, and effectively executing our business plan;

•	satisfying existing customers and attracting new customers;

•	successfully improving and expanding the capabilities of our platform and introducing new products and services;

•	expanding our channel partner ecosystem;

•	controlling expenses and investments in anticipation of expanded operations;

•	implementing and enhancing our administrative, operational, and financial infrastructure, systems, and processes;

•	addressing new markets; and

•	expanding operations in the United States and international regions.

A failure to manage our growth effectively could harm our business, operating results, financial condition, and ability to market and sell our platform.

Further, due to our recent rapid growth, we have limited experience operating at our current scale and potentially at a larger scale, and as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow and our business would by adversely impacted.

If the market for analytics products and services fails to grow as we expect, or if businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

Since 2013, nearly all our revenue has come from sales of our subscription-based software platform. We expect these sales to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new products and services. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations, as may other developments. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.

If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our revenue growth could be slower than we expect and our business may be harmed.

Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. This may be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.

Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. For example, during the years ended December 31, 2015 and 2016, sales and marketing expenses represented 80% and

67% of our revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including Internet and other online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.

Our customers generally enter into license agreements with one to three year subscription terms and have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. Moreover, our customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription periods. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.

If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, our business, operating results, and financial condition could be adversely affected.

The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new Internet standards and technologies or new standards in the field of operating system support emerged that were incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because part of our platform is cloud-based, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards.

Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.

Moreover, software-as-a-service, or SaaS, business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on premise and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments to our infrastructure in order to be able to more fully provide our platform through a SaaS model so that our platform remains competitive. Such investments may involve expanding our data centers, servers, and networks and increasing our technical operations and engineering teams.

We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, revenue growth, and market share.

The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competition is manual, spreadsheet driven processes or more traditional custom built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform, such as International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Moreover, business analytics software companies offer capabilities that are competitive with a subset of the solutions we provide, such as MicroStrategy Incorporated and TIBCO Software Inc.

In addition, other large software companies, such as salesforce.com, inc. and Amazon.com, Inc., and data visualization companies, such as Tableau Software, Inc. and Qlik Technology, Inc., already provide products and services in adjacent markets and may decide to enter into our market. We also compete with open source initiatives and custom development efforts. We could also face competition from new market entrants, some of whom might be current technology partners of ours. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and services and technologies are introduced.

Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a limited number of functions at lower prices or with greater depth than our platform. Our current and potential competitors may develop and market new technologies with comparable functionality to our platform. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. Some of these factors include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition.

Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future technology partners. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies, and distribution channels and allow our competitors to rapidly gain significant market share. These developments could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition would be harmed.

If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.

We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner are important to achieving widespread acceptance of our platform and are important elements in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.

Our revenue growth and ability to achieve and sustain profitability depends on being able to expand our direct sales force successfully.

To date, most of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and achieve and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to substantially further increase our number of direct sales professionals.

We believe that there is significant competition for sales personnel with the skills and technical knowledge that we require. Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel to support our growth. New hires require significant training and typically take six months or more to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring sales personnel in new countries requires additional set up and upfront costs that we may not recover if the sales personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our sales force will be new to our company and our platform, which may adversely affect our sales if we cannot train our sales force quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our sales force. If we are unable to hire and train sufficient numbers of effective sales personnel, or the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, our business will be adversely affected.

We use channel partners and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.

In addition to our direct sales force, we use channel partners such as technology alliances, system integrators, management consulting firms, and value-added resellers to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to achieve and sustain profitability depends in part on our ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.

We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any channel partner, if at all. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must develop and improve our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.

We also cannot be certain that we will be able to maintain successful relationships with any channel partners and, to the extent that our channel partners are unsuccessful in selling our platform, our ability to sell our platform and our business, operating results, and financial condition could be adversely affected. Our channel partners may offer customers the products and services of several different companies, including products and services that compete with our platform. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our platform. Moreover, divergence in strategy by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our platform. We cannot assure you that our channel partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. In addition, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our platform and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of licenses sold through to our customers. If our channel partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected.

In addition, all our sales to government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities.

We depend on technology and data licensed to us by third parties that may be difficult to replace or cause errors or failures that may impair or delay implementation of our products and services or force us to pay higher license fees.

We license third-party technologies and data that we incorporate into, use to operate, and provide with our platform. We cannot assure you that the licenses for such third-party technologies or data will not be terminated or that we will be able to license third-party software or data for future products and services. In addition, we may be unable to renegotiate acceptable third-party replacement license terms in the event of termination, or we may be subject to infringement liability if third-party software or data that we license is found to infringe intellectual property or privacy rights of others. In addition, the data that we license from third parties for potential use in our platform may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our platform is perceived by our current and potential customers and could materially damage our reputation and brand.

Changes in or the loss of third-party licenses could lead to our platform becoming inoperable or the performance of our platform being materially reduced resulting in our potentially needing to incur additional research and development costs to ensure continued performance of our platform or a material increase in the costs of licensing, and we may experience decreased demand for our platform.

Our international operations expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We are generating a growing portion of our revenue from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we recently acquired a company which has operations in the Czech Republic and Ukraine. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing products and services;

•	lack of acceptance of localized products and services;

•	difficulties in and costs of staffing, managing, and operating our international operations;

•	tax issues, including restrictions on repatriating earnings and with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, encryption, and taxes;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•	corporate espionage; and

•	political instability and security risks in the countries where we are doing business.

For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and in March 2017 the United Kingdom provided notification of its intent to leave the European Union. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on the regulatory regime applicable to our operations in the United Kingdom.

Various corporate tax reform bills and other proposals are currently under consideration in the United States. These proposals include, among other items, corporate income tax rate changes in varying, uncertain, or unspecified amounts, the reduction or elimination of certain corporate tax incentives, modifications to the existing regime for taxing overseas earnings (including the introduction of a minimum tax on adjusted unrepatriated foreign earnings), and measures to prevent base erosion and profit shifting. It is not clear whether, or to what extent, these proposals may be enacted. Significant changes to the U.S. taxation of our international income could have an adverse effect on our operating results.

We have undertaken, and may from time to time undertake, various intercompany transactions and legal entity restructurings that involve our international subsidiaries. We consider various factors in evaluating these potential transactions and restructurings, including the alignment of our corporate structure with our organizational objectives, the operational and tax efficiency of our corporate structure, and the long-term cash flows and cash needs of our business. Such transactions and restructurings could negatively impact our overall tax rate and result in additional tax liabilities.

In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and local laws prohibiting corrupt payments to governmental officials. Although we have implemented policies and procedures designed to help ensure compliance with these laws, we cannot assure you that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our platform in one or more countries, and could also materially damage our reputation and our brand. These factors may have an adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.

Because we recognize revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately reflected in our operating results and may be difficult to discern.

We generally recognize revenue from customers ratably over the terms of their subscriptions. A significant portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any single quarter may have a small impact on our revenue for that quarter. However, such a decline will negatively affect our revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. We may also be unable to reduce our operating expenses in the event of a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a significant portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements. Our revenue from subscriptions also makes it more difficult for us to rapidly increase our revenue through additional sales in any period, as revenue from certain new customers is recognized over the applicable term.

As we continue to pursue sales to large enterprises, our sales cycle, forecasting processes, and deployment processes may become more unpredictable and require greater time and expense.

Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations and accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. As we seek to increase our sales to large enterprise customers, we face longer sales cycles, more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.

Our business is affected by seasonality.

Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. Accordingly, our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue results, due to the fact that, in accordance with U.S. GAAP, we recognize revenue from the sale of our platform over the term of the customer agreement. In addition, we have experienced increased sales and marketing expenses associated with our annual sales kickoff in the first quarter and our annual U.S. and European Inspire user conferences in the second and third quarters, respectively. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

Any failure to offer high-quality technical support may harm our relationships with our customers and have a negative impact on our business and financial condition.

Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future, scope, and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we have recently begun, and intend to continue, to provide self-service support resources to our customers. Some of these resources, such as our community page, rely on engagement and collaboration by and with other customers. If we are unable to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.

Failure to protect our intellectual property could adversely affect our business.

We currently rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property and may rely on patents in the future. Despite our efforts, the steps we take to protect our intellectual property may be inadequate. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.

Any patents that we may own and rely on in the future may be challenged or circumvented by others or invalidated through administrative process or litigation. Any of our future patent applications may not be issued with the scope of the claims we seek, if at all. In addition, any patents issued in the future may not provide us with competitive advantages, or may be successfully challenged by third parties.

Moreover, recent amendments to and developing jurisprudence regarding U.S. patent law may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, it may be possible for unauthorized third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.

We enter into confidentiality and invention assignment agreements with our employees and consultants and enter into confidentiality agreements with other parties. We cannot assure you that these agreements will be effective in controlling access to, use of, and distribution of our proprietary information or in effectively securing exclusive ownership of intellectual property developed by our employees and consultants. Further, these agreements may not prevent our competitors from independently developing technologies that are substantially equivalent or superior to our platform.

In order to protect our intellectual property rights, we may be required to spend significant resources to acquire, maintain, monitor, and protect our intellectual property rights. We cannot assure you that our monitoring efforts will detect every infringement of our intellectual property rights by a third party. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, and could result in the impairment or loss of portions of our intellectual property. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our platform, or damage our brand and reputation.

Our platform may infringe the intellectual property rights of third parties and this may create liability for us or otherwise harm our business.

Third parties may claim that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create liability for us. We expect the number of such claims will increase as the number of products and services and the level of competition in our market grows, the functionality of our platform overlaps with that of other products and services, and the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for expenses or liabilities they incur as a result of third party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.

Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners that are not deterred by our existing intellectual property protections may seek to assert patent claims against us. From time to time, third parties, including certain of these leading companies, have contacted us inviting us to license their patents and may, in the future, assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market.

There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.

Our platform contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our platform.

Our platform incorporates open source software code. An open source license allows the use, modification, and distribution of software in source code form. Certain kinds of open source licenses further require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. Using software that is subject to this kind of open source license can lead to a requirement that our platform be provided free of charge or be made available or distributed in source code form. Although we do not believe our platform includes any open source software in a manner that would result in the imposition of any such requirement, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that our platform could be found to contain this type of open source software.

Moreover, we cannot assure you that our processes for controlling our use of open source software in our platform will be effective. If we have not complied with the terms of an applicable open source software license, we could be required to seek licenses from third parties to continue offering our platform on terms that are not economically feasible, to re-engineer our platform to remove or replace the open source software, to discontinue the sale of our platform if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make generally available the source code for our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.

In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title, performance, non-infringement, or controls on origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our platform.

Responding to any infringement claim, regardless of its validity, or discovering open source software code in our platform could harm our business, operating results, and financial condition, by, among other things:

•	resulting in time-consuming and costly litigation;

•	diverting management’s time and attention from developing our business;

•	requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;

•	causing delays in the deployment of our platform;

•	requiring us to stop selling some aspects of our platform;

•	requiring us to redesign certain components of our platform using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense;

•	requiring us to disclose our software source code, the detailed program commands for our software; and

•	requiring us to satisfy indemnification obligations to our customers.

Future litigation could have a material adverse impact on our operating results and financial condition.

From time to time, we have been subject to litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur substantial liabilities. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could be wrong. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

The nature of our platform makes it particularly vulnerable to undetected errors or bugs, which could cause problems with how our platform performs and which could, in turn, reduce demand for our platform, reduce our revenue, and lead to product liability claims against us.

Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose previously undetected errors, compatibility issues, failures, or bugs in our software. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. We may also have to expend resources and capital to correct these defects. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

Our agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty, and other claims. However, these provisions do not eliminate our exposure to these claims. In addition, it is possible that these provisions may not be effective under the laws of certain domestic or international jurisdictions and we may be exposed to product liability warranty, and other claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition.

Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facility and other third-party services, could adversely affect our operating results or result in a material weakness in our internal controls that could adversely affect the market price of our Class A common stock.

Continued adoption of our platform depends in part on the ability of our existing and potential customers to access our platform within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our infrastructure and website due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. If our platform is unavailable or if our users and customers are unable to access our platform within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, and financial condition could be adversely affected.

A significant portion of our critical business operations are concentrated in the United States. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility has experienced outages. Such disruptions or failures could include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

Interruptions or performance problems with either our technology and infrastructure or our data center hosting facility could, among other things:

•	result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems;

•	severely affect our ability to conduct normal business operations;

•	result in a material weakness in our internal control over financial reporting;

•	cause our customers to terminate their subscriptions;

•	result in our issuing credits or paying penalties or fines;

•	harm our brand and reputation;

•	adversely affect our renewal rates or our ability to attract new customers; or

•	cause our platform to be perceived as not being secure.

Any of the above could adversely affect our business operations and financial condition.

If we experience a security breach and unauthorized parties obtain access to our customers’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our data, and our platform, networks, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. Our or our third-party partners’ security measures may be breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our platform, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand, reducing the demand for our platform and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

We may be adversely affected by natural disasters and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, pandemics, and other events beyond our control. In addition, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.

Changes in laws or regulations relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws and regulations or our privacy policies, could adversely affect our business.

Components of our business, including our platform, involve processing, storing, and transmitting confidential data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee data that we store through our platform, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny.

For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. If we have access to protected health information through our platform, we may be obligated to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.

Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve. Various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, in October 2015, the European Court of Justice issued a ruling invalidating the U.S.-EU Safe Harbor Framework, which facilitated personal data transfers to the United States in compliance with applicable E.U. data protection laws. In July 2016, the European Union and the United States political authorities adopted the EU-U.S. Privacy Shield, or Privacy Shield, which may provide a new mechanism for companies to transfer E.U. personal data to the United States. We will need to assess the specific requirements of the Privacy Shield to determine whether we can comply with the new framework. If we are unable to comply with the Privacy Shield we will need to implement alternative solutions to ensure that data transfers from the European Union to the United States provide adequate protections to comply with the E.U. Data Protection Directive. In any event, there remains significant regulatory uncertainty surrounding the future of data transfers from the European Union to the United States, and changing laws, directives, and regulations may have an adverse effect upon the conduct of our business. Additionally, the European Commission adopted a general data protection regulation, to become effective in May 2018, that will supersede current E.U. data protection legislation, impose more stringent E.U. data protection requirements, and provide for greater penalties for noncompliance. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines and imprisonment, and damage to our reputation, any of which may have an adverse effect on our business and operating results.

Failure to comply with anticorruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anticorruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our platform and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

Any violation of the FCPA, other applicable anti-corruption laws, and anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.

Our platform is subject to governmental, including United States and European Union, export control laws and regulations. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. While we take precautions to prevent our platform from being exported in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. Customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges.

We incorporate encryption technology into certain of our products. Encryption products may be exported outside of the United States only with the required export authorization including by license, a license exception or other appropriate government authorization. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.

Further, if our channel or other partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and operating results.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.

Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees.

Further, several members of our management team have only been with our company for a short period of time, including four of our five executive officers who joined our company following April 2016, and our management team has limited experience working together. If our management team cannot work together effectively or any member of our management team leaves our company, our business, operating results, and financial condition could be adversely affected.

Our future success also depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of Dean A. Stoecker, the Chairman of our board of directors, Chief Executive Officer and a co-founder, and Edward P. Harding Jr., our Chief Technology Officer and a co-founder, both of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. If we lose the services of senior management or other key personnel, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.

If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.

As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, a strengthening of the U.S. dollar could increase the real cost of our platform to our customers outside of the United States, which could adversely affect our business, operating results, financial condition, and cash flows. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

We may have exposure to additional tax liabilities.

We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision.

Our future income tax obligations could be affected by earnings that are lower than anticipated in jurisdictions where we have lower statutory rates and by earnings that are higher than anticipated in jurisdictions where we have higher statutory rates, by changes in the valuation of our deferred tax assets and liabilities, changes in the amount of unrecognized tax benefits, or by changes in tax laws, regulations, accounting principles, or interpretations thereof.

Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. The determination of our worldwide provision for income taxes and other tax liabilities requires significant judgment and, in the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is complex and uncertain. Moreover, as a multinational business, we have subsidiaries that engage in many intercompany transactions in a variety of tax jurisdictions where the ultimate tax determination is complex and uncertain. Our existing corporate structure and intercompany arrangements have been implemented in a manner we believe is in compliance with current prevailing tax laws. However, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. We have periodically been audited by tax authorities with respect to these non-income taxes and may have exposure to additional non-income tax liabilities which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition.

As a result of these and other factors, the ultimate amount of tax obligations owed may differ from the amounts recorded in our financial statements and any such difference may harm our operating results in future periods in which we change our estimates of our tax obligations or in which the ultimate tax outcome is determined.

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability.

We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of March 31, 2017, we had U.S. federal NOL carryforwards of $39.4 million, which if not utilized will begin to expire in 2035, and state NOLs of $23.4 million, which if not utilized will begin to expire in 2024.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including as a result of future offerings of our capital stock, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our NOLs may also be impaired under similar provisions of state law. We previously experienced an ownership change which resulted in limitations of the annual utilization of our NOL carryforwards, but did not result in permanent disallowance of any of our net operating loss carryforwards. It is possible that any future ownership change could have a material effect on the use of our NOLs or other tax attributes. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.

In recent years, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry, including, but not limited to, the retail and financial industries, may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our platform are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our platform. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.

We cannot predict the timing, strength, or duration of any economic slowdown or any subsequent recovery generally, or any industry in particular. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, and operating results could be materially adversely affected.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.

In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after we are no longer an emerging growth company. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.

In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.

The new rules and regulations applicable to public companies have made it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

As a result of disclosure of information in filings required of a public company, our business and financial condition has become more visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.

We are obligated to develop and maintain proper and effective internal control over financial reporting. We have identified a material weakness in our internal control over financial reporting and if our remediation of this material weakness is not effective, or if we fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting commencing with our second annual report on Form 10-K. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We could be an emerging growth company for up to five years. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring accounting or internal audit staff.

In the course of preparing our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the evaluation of the accounting impact of certain contractual terms related to our arrangements with licensed data providers, which resulted in the misstatement in the recording of prepaid and other assets and royalty costs that are recorded in cost of revenue in the first three fiscal quarters of 2016. This material weakness resulted in an immaterial revision of those quarterly results of operations data. This material weakness could result in additional misstatements to the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected.

In response to this material weakness, we have begun taking actions to enhance our existing control activities related to the review of royalty contracts, including the implementation of additional control activities related to the identification and evaluation of the terms of royalty contracts that require consideration in assessing the accounting for the arrangement. However, we cannot assure you that these measures will significantly improve or remediate the material weakness described. We also cannot assure you that we have identified all our existing material weaknesses, or that we will not in the future have additional material weaknesses.

We are in the early stages of the costly and challenging process of compiling the system and processing documentation necessary to perform the evaluation needed to comply with Section 404. We may not be able to complete our evaluation, testing, and any required remediation in a timely fashion. During the evaluation and testing process, if we identify additional material weaknesses in our internal control over financial reporting, we will be unable to assert that our internal control over financial reporting is effective.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of the material weakness described above, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

Our management team has limited experience managing a public company.

Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage our transition to being a public company subject to significant regulatory oversight and reporting obligations under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.

We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we continue to grow and face industry challenges, it may become more challenging to maintain that culture. In addition, we plan to expand our international operations into other countries in the future, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.

Future acquisitions of, or investments in, other companies, products, or technologies could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.

Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we recently acquired a company to enhance our data governance capabilities. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner;

•	unanticipated costs or liabilities associated with the acquisition;

•	incurrence of acquisition-related costs;

•	difficulty integrating the accounting systems, operations, and personnel of the acquired business;

•	difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;

•	difficulty converting the customers of the acquired business onto our platform and contract terms;

•	diversion of management’s attention from other business concerns;

•	adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;

•	the potential loss of key employees;

•	use of resources that are needed in other parts of our business; and

•	use of substantial portions of our available cash to consummate the acquisition.

Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities.

In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition, and prospects.

Changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.

U.S. GAAP is subject to interpretation by the FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.

For example, the FASB and the International Accounting Standards Board are working to converge certain accounting principles and facilitate more comparable financial reporting between companies that are required to follow U.S. GAAP and those that are required to follow International Financial Reporting Standards, or IFRS. In connection with these initiatives, the FASB issued new accounting standards for revenue recognition that replace most existing revenue recognition guidance. Although we are currently in the process of evaluating the impact of these new standards on our consolidated financial statements, it could change the way we account for certain of our sales transactions, or the costs to obtain or fulfill a contract with a customer. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption depending on the method of adoption we select. The impact of the convergence of U.S. GAAP and IFRS, if any, on our financial statements is uncertain and may not be known until additional rules are proposed and adopted, which may or may not occur.

Our financial statements are subject to change and if our estimates or judgments relating to our critical accounting policies prove to be incorrect, our operating results could be adversely affected.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to revenue recognition, deferred commissions, accounting for income taxes, stock-based compensation expense, and valuation of our common stock. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

We are an emerging growth company and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our Class A common stock less attractive to investors.

We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effectiveness of the IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1 billion in non-convertible debt securities, or (iv) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700 million as of June 30.

We cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we will rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile.

We are exposed to fluctuations in the market values of our investments.

Credit ratings and pricing of our investments can be negatively affected by liquidity, credit deterioration, financial results, economic risk, political risk, sovereign risk, changes in interest rates, or other factors. As a result, the value and liquidity of our cash and cash equivalents and investments may fluctuate substantially. Therefore, although we have not realized any significant losses on our cash and cash equivalents and investments, future fluctuations in their value could result in a significant realized loss, which could materially adversely affect our financial condition and operating results.

Risks Related to Ownership of Our Class A Common Stock

The stock price of our Class A common stock has been and will likely continue to be volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our stock price has ranged from $14.80 to $17.00, through April 30, 2017. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations,

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	developments or disputes concerning our intellectual property or our platform, or third-party proprietary rights;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up or market standoff agreements; and

•	sales of shares of our Class A common stock by us or our stockholders.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. We have a total of 57,013,618 shares of our Class A and Class B common stock outstanding as of March 31, 2017. Of these shares, the 9,000,000 Class A common stock sold in our IPO (and the 1,350,000 shares of Class A common stock that were sold following March 31, 2017 pursuant to the underwriters’ option to purchase additional shares) are freely tradable with respect to the remaining shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. With respect to the remaining shares, our executive officers, directors, and the holders of substantially all of our capital stock outstanding prior to our IPO have entered into market standoff agreements with us and have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final prospectus used in connection with our IPO. After the expiration of the 180-day lock up period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

In addition, certain holders of our common stock are, subject to certain conditions, entitled, under contracts providing for registration rights, to require us to register shares owned by them for public sale in the United States.

Sales of our shares as restrictions end or pursuant to registration rights may make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate. These sales also could cause the trading price of our Class A common stock to fall and make it more difficult for you to sell shares of our Class A common stock.

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of applicable exercise periods and expiration of the market standoff agreements and lock-up agreements referred to above, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units will be available for immediate resale in the United States in the open market.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and significant stockholders, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

Future transfers by holders of Class B common stock will generally result in those shares converting to Class A common stock, subject to limited exceptions, such as certain permitted transfers effected for estate planning purposes. The conversion of Class B common stock to Class A common stock will have the effect, over time, of increasing the relative voting power of those holders of Class B common stock who retain their shares in the long term.

If securities or industry analysts do not publish research, or publish inaccurate or unfavorable research, about our business, the price of our Class A common stock and trading volume could decline.

The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. If few securities analysts commence coverage of us, or if industry analysts cease coverage of us, the trading price for our common stock would be negatively affected. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.

We do not intend to pay dividends for the foreseeable future.

We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.

Provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.

Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•	provide that our board of directors will be classified into three classes of directors with staggered three-year terms;

•	permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;

•	require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;

•	authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;

•	provide that only the chairman of our board of directors, our chief executive officer, president, lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;

•	provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;

•	prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;

•	provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and

•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine. This choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provision contained in our restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.

Moreover, Section 203 of the DGCL may discourage, delay, or prevent a change of control of our company. Section 203 imposes certain restrictions on mergers, business combinations, and other transactions between us and holders of 15% or more of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

From December 31, 2016 to March 24, 2017 (the date of the filing of our registration statement on Form S-8), we granted options to employees, directors, consultants, and other service providers to purchase an aggregate of 446,749 shares of Class B common stock under our Amended and Restated 2013 Stock Plan, or 2013 Plan, with per share exercise prices of $13.84, and we issued 693,075 shares of Class B common stock upon exercise of stock options under our 2013 Plan.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder), or Rule 701 promulgated under Section 3(b) of the Securities Act as transactions by an issuer not involving any public offering or pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

(b) Use of Proceeds

On March 23, 2017, the SEC declared our registration statement on Form S-1 (File No. 333-216237) for our IPO effective, and the offering commenced the following day. The offering did not terminate before all of the securities registered in the registration statement were sold. Goldman, Sachs & Co. and J.P. Morgan Securities LLC acted as joint book-running managers for the offering. Pacific Crest Securities, a division of KeyBanc Capital Markets Inc., William Blair & Company, L.L.C., JMP Securities LLC, Raymond James & Associates, Inc., and Cowen and Company, LLC acted as co-managers.

We registered an aggregate of 10,350,000 shares of our Class A common stock, including 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. On March 29 2017, we closed our IPO, in which we sold 9,000,000 shares of our Class A common stock. On April 18, 2017, we closed the sale of the additional 1,350,000 shares of our Class A common stock. The shares were sold at a public offering price of $14.00 per share for an aggregate gross offering price of approximately $144.9 million. We received net proceeds of $134.8 million after deducting underwriting discounts and commissions of $10.1 million but before deducting offering costs. We incurred offering expenses of approximately $3.1 million, of which $0.9 million were paid in the year ended December 31, 2016, $0.8 million were paid in the three months ended March 31, 2017, and the remaining $1.4 million will be paid after March 31, 2017. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $131.7 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 24, 2017 pursuant to Rule 424(b)(4).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Exhibits.

Exhibit		Incorporated by Reference				Filed Herewith
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date

3.1	Restated Certificate of Incorporation.					X

3.2	Restated Bylaws.					X

4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017

10.1	Form of Indemnification Agreement.	S-1	333-216237	10.1	February 24, 2017

10.2	2017 Equity Incentive Plan, and forms of award agreements.	S-1	333-216237	10.3	February 24, 2017

10.3	2017 Employee Stock Purchase Plan.	S-1	333-216237	10.4	February 24, 2017

10.4	Amended and Restated Offer Letter by and between Alteryx, Inc. and Dean A. Stoecker, dated February 22, 2017.	S-1	333-216237	10.6	February 24, 2017

10.5	Amended and Restated Offer Letter by and between Alteryx, Inc. and Kevin Rubin, dated February 22, 2017.	S-1	333-216237	10.8	February 24, 2017

10.6	Form of Severance and Change in Control Agreement.	S-1	333-216237	10.10	February 24, 2017

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

By:	/s/ Dean A. Stoecker
Dean A. Stoecker Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial and Accounting Officer)

Date: May 11, 2017