Form 10-Q
period 2017-06-30
Alteryx, Inc.
filed 2017-08-03
CIK 1689923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On July 28, 2017, there were 10,787,774 shares of the registrant’s Class A common stock outstanding and 47,960,355 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended June 30, 2017

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

Alteryx, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	$30,319	$19,972	$58,864	$38,366
Cost of revenue	5,294	3,766	10,120	7,665

Gross profit	25,025	16,206	48,744	30,701
Operating expenses:
Research and development	7,147	4,068	13,169	7,923
Sales and marketing	17,589	15,444	33,217	29,074
General and administrative	8,427	3,909	16,110	7,325

Total operating expenses	33,163	23,421	62,496	44,322

Loss from operations	(8,138)	(7,215)	(13,752)	(13,621)
Other income (expense), net	337	(188)	434	(278)

Loss before provision for (benefit of) income taxes	(7,801)	(7,403)	(13,318)	(13,899)
Provisions for (benefit of) income taxes	(807)	53	(657)	90

Net loss	$(6,994)	$(7,456)	$(12,661)	$(13,989)

Less: Accretion of Series A redeemable convertible preferred stock	—	(1,455)	(1,983)	(2,733)

Net loss attributable to common stockholders	$(6,994)	$(8,911)	$(14,644)	$(16,722)

Net loss per share attributable to common stockholders, basic and diluted	$(0.12)	$(0.28)	$(0.31)	$(0.52)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	58,262	32,364	46,757	32,315

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(75)	20	(86)	84
Foreign currency translation adjustments, net of tax	(60)	—	(108)	—

Other comprehensive income (loss), net of tax	(135)	20	(194)	84

Total comprehensive loss	$(7,129)	$(7,436)	$(12,855)	$(13,905)

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	June 30,	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$98,415	$31,306
Short-term investments	54,288	21,394
Accounts receivable, net	27,187	35,367
Deferred commissions	6,357	7,358
Prepaid expenses and other current assets	5,129	5,013

Total current assets	191,376	100,438
Property and equipment, net	6,493	6,212
Long-term investments	30,013	—
Goodwill	8,724	—
Intangible assets, net	8,917	—
Other assets	4,649	4,765

Total assets	$250,172	$111,415

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,663	$1,780
Accrued payroll and payroll related liabilities	7,011	7,760
Accrued expenses and other current liabilities	8,297	4,987
Deferred revenue	73,289	71,050

Total current liabilities	93,260	85,577
Deferred revenue	3,461	3,084
Other liabilities	2,855	1,182

Total liabilities	99,576	89,843

Commitments and contingencies (Note 7)
Redeemable convertible preferred stock, $0.0001 par value; no shares and 14,899 shares authorized as of June 30, 2017 and December 31, 2016, respectively; no shares and 14,647 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $87,448 as of June 30, 2017 and December 31, 2016, respectively	—	99,182
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value, 10,000 and no shares authorized as of June 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of June 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value: 1,000,000 and 56,025 shares authorized as of June 30, 2017 and December 31, 2016, respectively; 58,711 and 32,674 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	5	3
Additional paid-in capital	249,502	8,443
Accumulated deficit	(98,708)	(86,047)
Accumulated other comprehensive loss	(203)	(9)

Total stockholders’ equity (deficit)	150,596	(77,610)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$250,172	$111,415

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

	Redeemable Convertible				Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	14,647	$99,182	32,674	$3	$8,443	$(86,047)	$(9)	$(77,610)
Issuance of common stock, net of issuance costs of $3,344	—	—	10,350	1	131,412	—	—	131,413
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	1,983	—	—	(1,983)	—	—	(1,983)
Conversion of redeemable convertible preferred stock to common stock	(14,647)	(101,165)	14,647	1	101,164	—	—	101,165
Equity issued in business combination	—	—	265	—	5,285	—	—	5,285
Shares issued pursuant to stock awards	—	—	775	—	1,006	—	—	1,006
Stock-based compensation	—	—	—	—	4,175	—	—	4,175
Cumulative translation adjustment	—	—	—	—	—	—	(108)	(108)
Unrealized loss on investments	—	—	—	—	—	—	(86)	(86)
Net loss	—	—	—	—	—	(12,661)	—	(12,661)

Balances at June 30, 2017	—	$—	58,711	$5	$249,502	$(98,708)	$(203)	$150,596

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(12,661)	$(13,989)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,439	689
Stock-based compensation	4,175	1,428
Provision for doubtful accounts and sales reserve, net of recoveries	784	—
Deferred income taxes	(1,048)	—
Change in fair value of contingent consideration	158	—
Loss on disposal of assets	32	76
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	7,658	4,740
Deferred commissions	1,097	584
Prepaid expenses and other current assets and other assets	(929)	93
Accounts payable	1,961	1,067
Accrued payroll and payroll related liabilities	(734)	(2,486)
Accrued expenses and other current liabilities	989	188
Deferred revenue	2,563	3,866
Other liabilities	208	(210)

Net cash provided by (used in) operating activities	5,692	(3,954)

Cash flows from investing activities:
Purchases of property and equipment	(1,209)	(2,318)
Cash paid in business acquisitions, net of cash acquired	(9,097)	—
Purchases of investments	(76,053)	(5,706)
Maturities of investments	12,977	8,109

Net cash provided by (used in) investing activities	(73,382)	85

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions and discounts	134,757	—
Payment of initial public offering costs	(797)	—
Payment of Series C convertible preferred stock issuance costs	—	(350)
Repurchase of common stock, net of costs paid	—	(250)
Principal payments on capital lease obligations	(164)	(110)
Proceeds from exercise of stock options	1,006	174

Net cash provided by (used in) financing activities	134,802	(536)

Effect of exchange rate changes on cash	(3)	—
Net increase (decrease) in cash and cash equivalents	67,109	(4,405)
Cash and cash equivalents—beginning of period	31,306	24,779

Cash and cash equivalents—end of period	$98,415	$20,374

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$130	$782

Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$1,660	$—

Consideration for business acquisition from issuance of common stock	$5,285	$—

Accretion of Series A redeemable convertible preferred stock	$1,983	$2,733

Deferred initial public offering costs recorded in accounts payable and accrued expenses	$1,599	$—

Property and equipment funded by capital lease borrowing	$—	$987

Conversion of Series A redeemable convertible preferred stock to common shares	$101,165	$—

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

Initial Public Offering

In March 2017, we completed an initial public offering, or IPO, of our Class A common stock. In connection with the IPO, we sold 10.4 million shares of Class A common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1.4 million shares in April 2017, at $14.00 per share for aggregate net proceeds of $131.4 million after underwriting discounts and commissions and offering expenses. Prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of our then outstanding convertible preferred stock held prior to the IPO were converted into Class B common stock. See Note 5 for further discussion of our Class A and Class B common stock.

As of June 30, 2017, we had 10.7 million and 48.0 million shares of Class A common stock and Class B common stock issued and outstanding, respectively.

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

The operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

2. Significant Accounting Policies

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Prospectus. As a result of business combinations made during the six months ended June 30, 2017 (see Note 3), we have included our accounting policies relating to business combinations, intangible assets, and goodwill below.

Correction of an Error

In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2016, we identified an error related to the improper calculation of royalty expense during the year ended December 31, 2016 associated with licensed third-party syndicated data. We have determined that the error was not material to our interim financial statements. The correction of this error resulted in a revision which increased cost of revenue, loss from operations, and net loss by $0.3 million and $0.8 million for the three and six months ended June 30, 2016, respectively.

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

Business Combinations

The results of businesses acquired in a business combination are included in our condensed consolidated financial statements from the date of the acquisition. We allocated the purchase price, including the fair value of any non-cash and contingent consideration, to the identifiable assets and liabilities of the relevant acquired business at their acquisition date fair values. Any excess consideration over the fair value of assets acquired and liabilities assumed is recognized as goodwill.

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

Intangible Assets

Intangible assets consist of acquired developed technology. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of three to seven years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed.

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

As of June 30, 2017 and December 31, 2016, we determined that two of our distributors were VIEs under the guidance of ASC 810, Consolidation, due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these distributors in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the distributors were accounted for in the same manner as our other distributors and resellers. As of June 30, 2017 and December 31, 2016, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs.

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

In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. This guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet determined the timing of adoption. We currently present changes in restricted cash within investing activities and so the adoption of this guidance will result in changes in net cash flows from investing activities and to certain beginning and ending cash and cash equivalent totals shown on our consolidated statement of cash flows.

In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. This guidance is effective for annual reporting periods beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. Early adoption is permitted. We are currently evaluating the potential impact of this guidance on our consolidated financial statements.

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

3. Business Combinations

In January 2017, we acquired 100% of the outstanding equity of Semanta, s.r.o., or Semanta, a software development firm based in Prague, Czech Republic that delivers a cloud-based data governance and metadata management platform. In May 2017, we acquired 100% of the outstanding equity of Yhat, Inc., or Yhat, a data science software company based in Brooklyn, New York that provides data scientists and analysts with self-service data science tools for developing, managing, and deploying analytical models. These acquisitions were made to enhance our platform with additional data governance capabilities and the ability to deploy and manage advanced analytic models.

The following table presents details of the purchase consideration related to each acquisition.

Company Acquired	Month Acquired	Cash Consideration Paid	Equity Consideration Paid	Cash Holdback	Contingent Consideration Maximum	Contingent Consideration Fair Value
Semanta	January 2017	$3,944	$—	$500	$2,300	$1,160
Yhat	May 2017	5,535	5,285	—	—	—

		$9,479	$5,285	$500	$2,300	$1,160

The acquisition of Semanta included cash consideration held back for customary indemnification matters for a period of 24-months following the acquisition date. A portion of the cash consideration in the Yhat acquisition is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill.

The condensed consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. Revenues and operating results of the acquired companies for the six months ended June 30, 2017 were not material to the condensed consolidated financial statements. During the three and six months ended June 30, 2017 we recognized $0.3 million and $0.9 million, respectively of acquisition related costs in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the dates of each acquisition (in thousands):

Assets acquired and liabilities assumed:
Cash and cash equivalents	$382
Accounts receivable	247
Prepaid expenses and other assets	68
Property and equipment	54
Intangible assets	9,220
Goodwill	8,724
Accounts payable	(479)
Accrued expenses, deferred revenue and other current liabilities	(205)
Deferred tax liability, included in other liabilities	(1,587)

Total purchase consideration	$16,424

Goodwill represents the excess of the purchase consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from the acquisitions is primarily attributable to expected synergies from an assembled workforce, increased development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisitions is not tax deductible.

We determined the fair value of the completed technology acquired in the acquisitions using the multiple period excess earnings and the replacement cost models. These models utilize certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures. Key inputs utilized in the models include discount rates ranging from 35% to 45%, a market participant tax rate of 40%, an estimated level of future cash flows based on current product and market data, and estimated costs to recreate the technology. Based on the valuation models, we determined the fair value of the completed technology to be $9.2 million with a weighted-average amortization period of 5.7 years.

A portion of the consideration for the Semanta acquisition is subject to earn-out provisions. Additional contingent earn-out consideration of up to $2.3 million in shares of our Class B common stock may be paid out to the former shareholders of Semanta over two years upon the achievement of specified milestones. The number of shares that will be issued will be determined based on the total dollar value of consideration earned upon the achievement of a particular milestone divided by an average trading value of our Class A common stock calculated at the time of the issuance. We utilized a probability weighted scenario based model to determine the fair value of the contingent consideration. Based on this valuation model we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date.

Pro forma information as if the acquisitions occurred on January 1, 2016 has not been presented as the pro forma impact is not material to our condensed consolidated financial statements.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2017 and December 31, 2016 (in thousands):

	As of June 30, 2017
		Gross		Cash and
		Unrealized		Cash	Short-term	Long-term
	Cost	Gains (Losses)	Fair Value	Equivalents	Investments	Investments
Cash	$89,576	$—	$89,576	$89,576	$—	$—

Level 1:
Money market funds	5,840	—	5,840	5,840	—	—

Subtotal	5,840	—	5,840	5,840	—	—

Level 2:
Certificates of deposit	5,894	—	5,894	—	5,894	—
U.S. Treasury and agency bonds	53,554	(65)	53,489	2,999	20,477	30,013
Corporate bonds	27,947	(30)	27,917	—	27,917	—

Subtotal	87,395	(95)	87,300	2,999	54,288	30,013

Level 3	—	—	—	—	—	—

Total	$182,811	$(95)	$182,716	$98,415	$54,288	$30,013

	As of December 31, 2016
		Gross		Cash and
		Unrealized		Cash	Short-term	Long-term
	Cost	Gains (Losses)	Fair Value	Equivalents	Investments	Investments
Cash	$10,499	$—	$10,499	$10,499	$—	$—

Level 1:
Money market funds	20,807	—	20,807	20,807	—	—

Subtotal	20,807	—	20,807	20,807	—	—

Level 2:			—
Certificates of deposit	10,552	—	10,552	—	10,552	—
Corporate bonds	10,770	72	10,842	—	10,842	—

Subtotal	21,322	72	21,394	—	21,394	—

Level 3	—	—	—	—	—	—

Total	$52,628	$72	$52,700	$31,306	$21,394	$—

There were no transfers between Level 1, Level 2, or Level 3 securities during the six months ended June 30, 2017. As of June 30, 2017, there were 23 securities with a fair value of $73.8 million in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.1 million as of June 30, 2017 were due to changes in market rates, and we have determined the losses are temporary in nature.

All the long-term investments had maturities of between one and two years in duration as of June 30, 2017. Cash and cash equivalents, restricted cash, and investments as of June 30, 2017 and December 31, 2016 held domestically were approximately $177.7 million and $52.9 million, respectively.

Contingent Consideration. Contingent consideration in connection with acquisitions is measured at fair value each reporting period based on significant unobservable inputs, classified as Level 3 measurement. See Note 3 for additional information on the valuation of the contingent consideration as of the acquisition date. The contingent earn-out consideration has been recorded in other liabilities in our accompanying condensed consolidated balance sheet with any changes in fair value each reporting period recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Changes in fair value depend on several factors including estimates of the timing and ability to achieve the milestones.

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Beginning balance	$1,160	$—	$—	$—
Obligations assumed	—	—	1,160	—
Change in fair value	158	—	158	—

Ending balance	$1,318	$—	$1,318	$—

Instruments Not Recorded at Fair Value on a Recurring Basis. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. The fair value of our cost method investment is measured when it is deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 3 for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

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

Dual Class Common Stock Structure

In February 2017, we implemented a dual class common stock structure in which each then existing share of common stock converted into a share of Class B common stock and we also authorized a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A common stock and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A common stock at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, and (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain permitted transfers described in our restated certificate of incorporation, or the Restated Certificate. Upon the creation of the dual class common stock structure all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock, and all restricted stock units, or RSUs, became RSUs for an equivalent number of shares of Class B common stock.

Upon the effectiveness of the Restated Certificate in March 2017, the number of shares of capital stock that is authorized to be issued consisted of 500,000,000 shares of Class A common stock, $0.0001 par value per share, 500,000,000 shares of Class B common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.

6. Equity Awards

Amended and Restated 2013 Stock Plan

We granted options and RSUs under our Amended and Restated 2013 Stock Plan, or 2013 Plan, until March 22, 2017, when the plan was terminated in connection with our IPO. Accordingly, no shares are available for future issuance under the 2013 Plan following the IPO. The 2013 Plan continues to govern outstanding equity awards granted thereunder.

2017 Equity Incentive Plan

In February 2017, our board of directors adopted and our stockholders approved the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.8 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of June 30, 2017, an aggregate of 5.4 million shares of Class A common stock were reserved for issuance under the 2017 Plan.

2017 Employee Stock Purchase Plan

In February 2017, our board of directors adopted and our stockholders approved the 2017 Employee Stock Purchase Plan, or 2017 ESPP. The 2017 ESPP became effective on March 23, 2017. Under the 2017 ESPP, we reserved 1.1 million shares of Class A common stock for future issuance. The number of shares of Class A common stock reserved for issuance under our 2017 ESPP will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The aggregate number of shares issued over the term of the 2017 ESPP may not exceed 11,000,000 shares of Class A common stock.

Stock Options

Stock option activity during the six months ended June 30, 2017 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price

Options outstanding at December 31, 2016	6,318	$5.65
Granted	806	15.82
Exercised	(769)	1.31
Cancelled/forfeited	(363)	7.45

Options outstanding at June 30, 2017	5,992	$7.47

As of June 30, 2017, there was $12.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.0 years.

Restricted Stock Units

RSU activity during the six months ended June 30, 2017 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value

RSUs outstanding at December 31, 2016	373	$12.30
Granted	148	17.11
Cancelled/forfeited	(61)	12.89

RSUs outstanding at June 30, 2017	460	$13.78

RSUs outstanding as of December 31, 2016, or pre-2017 RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards will be satisfied over four years. The liquidity condition is satisfied upon the occurrence of a qualifying event, defined as a change of control transaction, or 180 days following the closing of the IPO, which occurred in March 2017. Beginning on the closing of the IPO in March 2017, we recognized a cumulative share-based compensation expense for the portion of the pre-2017 RSUs that had met the service condition. In the six months ended June 30, 2017, share-based compensation expense related to our pre-2017 RSUs was $1.1 million.

As of June 30, 2017, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was approximately $4.2 million, which is expected to be recognized over a weighted-average period of 1.8 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cost of revenue	$124	$22	$245	$48
Research and development	463	71	699	144
Sales and marketing	524	324	1,183	634
General and administrative	1,177	374	2,103	602

Total	$2,288	$791	$4,230	$1,428

7. Commitments and Contingencies

Leases

We have various non-cancelable operating leases for our offices. These leases expire at various times through 2024. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.

Indemnification

In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of June 30, 2017 and December 31, 2016, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

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

8. Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands except percentages):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Provision for (benefit of) income taxes	$(807)	$53	$(657)	$90
Effective tax rate	(10.3%)	0.7%	(4.9%)	0.6%

We account for income taxes according to ASC 740, Income Taxes, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) to each interim period, taking into account year-to-date amounts and projected results for the full year. The provision for (benefit of) income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, generally lower tax rates in foreign jurisdictions compared to the United States, certain nondeductible expenses, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors.

We evaluate whether to record a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, using a “more likely than not” realization standard, including our cumulative losses, and the amount and timing of future taxable income. Based on our review, we will continue to maintain a full valuation allowance against our U.S. deferred tax assets.

The income tax benefit of $0.8 million and $0.7 million for the three and six months ended June 30, 2017, respectively, primarily relates to a discrete tax benefit of $1.0 million related to a decrease in our valuation allowance against our deferred tax assets related to the Yhat acquisition, offset in part by U.S. and Czech tax expense from the sale of the intellectual property related to our products from the U.S. parent company to wholly owned subsidiaries outside the United States and from the Czech subsidiary to the U.S. parent company and other wholly owned subsidiaries outside the United States.

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

The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Options to purchase common stock	6,035	5,475	6,099	5,249
Unvested restricted stock units	434	—	407	—
Conversion of convertible preferred stock	—	14,647	6,635	14,647

Total shares excluded from net loss per share	6,469	20,122	13,141	19,896

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

Our operations outside the United States include sales offices in Canada, Germany, Czech Republic, and the United Kingdom. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
United States	$23,701	$16,229	$46,293	$31,474
International	6,618	3,743	12,571	6,892

Total	$30,319	$19,972	$58,864	$38,366

No countries outside the United States comprised more than 10% of revenue for any of the periods presented.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Our platform includes Alteryx Designer, our data preparation, blending, and analytics product deployable in the cloud and on premise, and Alteryx Server, our secure and scalable product for sharing and running analytic applications in a web-based environment. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2017, we had 2,823 customers in more than 50 countries, including over 300 of the Global 2000 companies.

We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three and six months ended June 30, 2017 and 2016. We also generate revenue from professional services, including training and consulting services.

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

In March 2017, we completed our IPO, in which we sold 10.4 million shares of Class A common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1.4 million shares in April 2017, at $14.00 per share for aggregate net proceeds of $131.4 million after underwriting discounts and commissions and offering expenses.

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

The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2016	2016	2016	2016	2017	2017
Customers	1,578	1,834	2,047	2,328	2,565	2,823

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

The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2016	2016	2016	2016	2017	2017
Dollar-based net revenue retention rate	126%	127%	129%	135%	133%	134%

Components of Our Results of Operations

Revenue

We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three and six months ended June 30, 2017 and 2016. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue.

Cost of Revenue

Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, amortization of intangible assets acquired in our business combinations, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.

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

General and administrative.    General and administrative expense consist primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefits costs, for our executive officers and finance, legal, human resources, and administrative personnel, professional fees for external legal, accounting, and other consulting services, including those incurred in connection with our business combinations, changes in the fair value of contingent consideration, and related allocated overhead costs. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs associated with being a publicly traded company, including increased legal, audit, and consulting fees. However, we expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Other Income (Expense), Net

Other income (expense), net, consists primarily of foreign exchange gains and losses from foreign currency transactions denominated in currency other than the functional currency and interest income from our available-for-sale investments.

Provision for (Benefit of) Income Taxes

Provision for (benefit of) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, and discrete tax benefits related to our business acquisitions. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue. We have a full valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development. Due to our history of domestic losses, we expect to maintain this full valuation allowance for the foreseeable future.

Results of Operations

The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$30,319	$19,972	$58,864	$38,366
Cost of revenue(1)	5,294	3,766	10,120	7,665

Gross profit	25,025	16,206	48,744	30,701

Operating expenses:
Research and development(1)	7,147	4,068	13,169	7,923
Sales and marketing(1)	17,589	15,444	33,217	29,074
General and administrative(1)	8,427	3,909	16,110	7,325

Total operating expenses	33,163	23,421	62,496	44,322

Loss from operations	(8,138)	(7,215)	(13,752)	(13,621)
Other income (expense), net	337	(188)	434	(278)

Loss before provision for (benefit of) income taxes	(7,801)	(7,403)	(13,318)	(13,899)
Provision for (benefit of) income taxes	(807)	53	(657)	90

Net loss	$(6,994)	$(7,456)	$(12,661)	$(13,989)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$124	$22	$245	$48
Research and development	463	71	699	144
Sales and marketing	524	324	1,183	634
General and administrative	1,177	374	2,103	602

Total	$2,288	$791	$4,230	$1,428

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	17.5	18.9	17.2	20.0
Gross profit	82.5	81.1	82.8	80.0
Operating expenses:
Research and development	23.6	20.4	22.4	20.7
Sales and marketing	58.0	77.3	56.4	75.8
General and administrative	27.8	19.6	27.4	19.1
Total operating expenses	109.4	117.3	106.2	115.5
Loss from operations	(26.8)	(36.1)	(23.4)	(35.5)
Other income (expense), net	1.1	(0.9)	0.7	(0.7)
Loss before provision for (benefit of) income taxes	(25.7)	(37.1)	(22.6)	(36.2)
Provision for (benefit of) income taxes	(2.7)	0.3	(1.1)	0.2
Net loss	(23.1)	(37.3)	(21.5)	(36.5)

Comparison of the Three and Six Months Ended June 30, 2017 and 2016

Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Revenue	$30,319	$19,972	$10,347	51.8%	$58,864	$38,366	$20,498	53.4%

The increase in our revenue was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three and six months ended June 30, 2017 and 2016, revenue attributed to existing customers was greater than 90% of our revenue.

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Cost of revenue	$5,294	$3,766	$1,528	40.6%	$10,120	$7,665	$2,455	32.0%
% of revenue	17.5%	18.9%			17.2%	20.0%
Gross margin	82.5%	81.1%			82.8%	80.0%

The increase in cost of revenue was primarily due to royalties associated with third-party syndicated data costs.

The increase in gross margin was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Research and development	$7,147	$4,068	$3,079	75.7%	$13,169	$7,923	$5,246	66.2%
% of revenue	23.6%	20.4%			22.4%	20.7%

The increase in research and development expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $2.1 million due to higher headcount, an increase in stock-based compensation of $0.4 million due to higher headcount and stock awards issued in connection with the acquisition of Yhat, Inc., or Yhat, and an increase of $0.3 million in allocated overhead expenses. As of June 30, 2017, we had 146 research and development personnel as compared to 92 as of June 30, 2016.

The increase in research and development expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $3.8 million due to higher headcount, an increase in stock-based compensation of $0.6 million due to higher headcount and stock awards issued in connection with the Yhat acquisition and an increase of $0.6 million in allocated overhead expenses.

Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Sales and marketing	$17,589	$15,444	$2,145	13.9%	$33,217	$29,074	$4,143	14.2%
% of revenue	58.0%	77.3%			56.4%	75.8%

The increase in sales and marketing expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to an increase in employee-related costs of $1.6 million due to higher headcount, an increase of $0.3 million in marketing programs due to our Inspire user conference, and an increase of $0.3 million in allocated overhead expenses. As of June 30, 2017, we had 216 sales and marketing personnel as compared to 198 as of June 30, 2016.

The increase in sales and marketing expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in employee-related costs of $3.0 million due to higher headcount and an increase of $1.0 million in allocated overhead expenses.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
General and administrative	$8,427	$3,909	$4,518	115.6%	$16,110	$7,325	$8,785	119.9%
% of revenue	27.8%	19.6%			27.4%	19.1%

The increase in general and administrative expense for the three months ended June 30, 2017 as compared to the three months ended June 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $1.2 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase in stock-based compensation of $0.8 million due to higher headcount and the recognition of expenses related to restricted stock units triggered by our IPO, an increase of $0.7 million in accounting and professional fees related to becoming a public company and our recent acquisitions, and an increase of $1.3 million of allocated overhead expenses. As of June 30, 2017, we had 72 general and administrative personnel as compared to 56 as of June 30, 2016.

The increase in general and administrative expense for the six months ended June 30, 2017 as compared to the six months ended June 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $2.7 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase in stock-based compensation of $1.5 million due to higher headcount and the recognition of expenses related to restricted stock triggered by our IPO , an increase of $1.9 million in accounting and professional fees related to becoming a public company and our recent acquisitions, and an increase of $1.9 million of allocated overhead expenses.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$337	$(188)	$525	(279.3%)	$434	$(278)	$712	(256.1%)

Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The increase in other income for the three and six months ended June 30, 2017 as compared to the three and six months ended June 30, 2016 was primarily due to increases in interest income due to an increase in balances of available for sale securities, and fluctuations in foreign currency against the U.S. Dollar.

Provision for (Benefit of) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$(807)	$53	$(860)	*	$(657)	$90	$(747)	*

*	Not meaningful

The change in the provision for income taxes was primarily due to a discrete tax benefit of $1.0 million related to a decrease in our valuation allowance against our deferred tax assets related to the Yhat acquisition.

Liquidity and Capital Resources

As of June 30, 2017, we had $182.7 million of cash and cash equivalents and short-term and long-term investments in marketable securities. In March 2017, we completed our IPO, resulting in net proceeds of $131.4 million, which included $17.6 million from the exercise in full of the underwriters’ option to purchase additional shares in April 2017, after underwriting discounts and commissions and offering expenses.

Our principal uses of cash are funding our operations and other working capital requirements.

We believe that our existing cash and cash equivalents and short-term and long-term investments and any positive cash flows from operations will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. To the extent existing cash and cash equivalents and short-term investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity or convertible debt financing may be dilutive to stockholders. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.

Cash Flows

The following table sets forth cash flows for the periods indicated:

	Six Months Ended
	June 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$5,692	$(3,954)
Net cash provided by (used in) investing activities	(73,382)	85
Net cash provided by (used in) financing activities	134,802	(536)

Operating Activities

For the six months ended June 30, 2017, net cash provided by operating activities was $5.7 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $12.8 million and net non-cash activity of $5.5 million, offset in part by a net loss of $12.7 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $7.7 million from collections of annual billings invoiced during the three months ended December 31, 2016, and an increase in deferred revenue of $2.6 million due to increased billings. Net non-cash activity primarily consisted of stock-based compensation of $4.2 million and depreciation and amortization of $1.4 million.

For the six months ended June 30, 2016, net cash used by operating activities was $4.0 million. Net cash used by operating activities primarily reflected a net loss of $14.0 million. The net loss was offset in part by a change in operating assets and liabilities of $7.8 million and net non-cash operating activities of $2.2 million. The change in operating assets and liabilities primarily related to a decrease in accounts receivable of $4.7 million due to collections of annual billings invoiced during the three months ended December 31, 2015 and an increase in deferred revenue of $3.9 million due to increased billings. Net non-cash activities primarily consisted of stock-based compensation of $1.4 million and depreciation and amortization of $0.7 million.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 was $73.4 million, consisting primarily of $63.1 million of net purchases of investments, $9.1 million of net cash paid in connection with our business acquisitions, and $1.2 million of purchases of property and equipment.

Net cash provided by investing activities for the six months ended June 30, 2016 was $0.1 million, consisting primarily of $2.4 million of net maturities of investments, offset in part by $2.3 million of purchases of property and equipment associated with additional headcount and office locations.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2017 was $134.8 million, consisting primarily of proceeds from our IPO of $134.8 million and $1.0 million of proceeds from stock option exercises, partially offset by $0.8 million in payments of IPO costs and $0.2 million of principal payments on our capital lease.

Net cash used in financing activities for the six months ended June 30, 2016 was $0.5 million consisting primarily of payment of issuance costs related to our Series C convertible preferred stock issuance of $0.4 million and $0.3 million of repurchases of common stock.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2017 from the contractual obligations and commitments disclosed in the Prospectus, except for the contingent consideration acquired as part of our business combinations as discussed in Note 3 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of June 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term and long-term investments of $182.7 million as of June 30, 2017. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. We have not been exposed, nor do we anticipate being exposed, to material risks due to changes in interest rates. A hypothetical 10% increase in interest rates during the six months ended June 30, 2017 would not have had a material impact on our condensed consolidated financial statements.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2017. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $20.3 million, $21.5 million, and $24.3 million in the years ended December 31, 2014, 2015, and 2016, respectively. We also incurred a net loss of $7.0 million and $12.7 million in the three and six months ended June 30, 2017, respectively. As of June 30, 2017, we had an accumulated deficit of $98.7 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

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

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $38.0 million in the year ended December 31, 2014 to $53.8 million in the year ended December 31, 2015 to $85.8 million in the year ended December 31, 2016 and from $38.4 million in the six months ended June 30, 2016 to $58.9 million in the six months ended June 30, 2017. Our number of full-time employees has increased significantly over the last few years, from 398 employees as of June 30, 2016 to 491 employees as of June 30, 2017. During this period, we also established operations in a number of countries outside the United States.

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

We derive substantially all of our revenues from our software platform, and our future growth is dependent on its success.

We currently derive and expect to continue to derive substantially all of our revenues from our subscription-based software platform. As such, the continued growth in market demand for our platform is critical to our continued success. We have recently announced a new product for our software platform, Alteryx Connect, but cannot be certain that it will generate significant revenue, if any. In addition, this product is designed to be used with our Alteryx Server product and will not be sold independently. Accordingly, our business and financial results will be substantially dependent on our single software platform.

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

The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business will suffer.

The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services and infrastructure. As such, we must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition and results of operations may suffer.

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

Our revenue growth and ability to achieve and sustain profitability depends on being able to expand our direct sales force and increase the productivity of our sales force successfully.

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

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any such future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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

Our long-term success depends, in part, on our ability to expand the sales of our software platform to customers located outside of the United States and our current, and any further expansion of our international operations expose us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We are generating a growing portion of our revenue from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we recently acquired Semanta which has operations in the Czech Republic and Ukraine. There are certain risks inherent in conducting international business, including:

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

A significant portion of our critical business operations are concentrated in the United States. In addition, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility has experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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

Failure to comply with governmental laws and regulations could harm our business.

Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, results of operations, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, results of operations and financial condition.

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

Failure to comply with anti-corruption and anti-money laundering laws, including the FCPA and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.

We are subject to the FCPA, the U.S. domestic bribery statute contained in 18 U.S.C. § 201, the U.S. Travel Act, the USA PATRIOT Act, the Bribery Act, and possibly other anti-bribery and anti-money laundering laws in countries in which we conduct activities. We face significant risks if we fail to comply with the FCPA and other anti-corruption laws that prohibit companies and their employees and third-party intermediaries from authorizing, offering, or providing, directly or indirectly, improper payments or benefits to foreign government officials, political parties, and private-sector recipients for the purpose of obtaining or retaining business, directing business to any person, or securing any advantage. In many foreign countries, particularly in countries with developing economies, it may be a local custom that businesses engage in practices that are prohibited by the FCPA or other applicable laws and regulations. In addition, we use various third parties to sell our platform and conduct our business abroad. We or our third-party intermediaries may have direct or indirect interactions with officials and employees of government agencies or state-owned or affiliated entities and we can be held liable for the corrupt or other illegal activities of these third-party intermediaries, our employees, representatives, contractors, partners, and agents, even if we do not explicitly authorize such activities. We have implemented an anti-corruption compliance program but cannot assure you that all our employees and agents, as well as those companies to which we outsource certain of our business operations, will not take actions in violation of our policies and applicable law, for which we may be ultimately held responsible.

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

We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of June 30, 2017, we had U.S. federal NOL carryforwards of $60.0 million, which if not utilized will begin to expire in 2035, and state NOLs of $37.9 million, which if not utilized will begin to expire in 2024.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including as a result of future offerings of our capital stock, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our NOLs may also be impaired under similar provisions of state law. We previously experienced an ownership change which resulted in limitations of the annual utilization of our NOL carryforwards, but did not result in permanent disallowance of any of our NOL carryforwards. It is possible that any future ownership change could have a material effect on the use of our NOLs or other tax attributes. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we recently acquired Semanta to enhance our data governance capabilities and Yhat to deploy and manage advanced analytic models. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

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

If our goodwill or intangible assets become impaired, we may be required to record a significant charge to earnings.

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as declines in stock price, market capitalization, or cash flows and slower growth rates in our industry. Goodwill is required to be tested for impairment at least annually. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, which would negatively affect our operating results.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $20.47, through June 30, 2017. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

The market price of our Class A common stock could decline as a result of sales of a large number of shares of our Class A common stock in the market, and the perception that these sales could occur may also depress the market price of our Class A common stock. We have a total of 58,711,144 shares of our Class A and Class B common stock outstanding as of June 30, 2017. Of these shares, the 10,350,000 Class A common stock sold in our IPO are freely tradable with respect to the remaining shares, except for any shares purchased by our “affiliates” as defined in Rule 144 under the Securities Act of 1933. With respect to the remaining shares, our executive officers, directors, and the holders of substantially all of our capital stock outstanding prior to our IPO have entered into market standoff agreements with us and have entered into lock-up agreements with the underwriters of our IPO under which they have agreed, subject to specific exceptions, not to sell any of our stock for 180 days following the date of the final prospectus used in connection with our IPO. After the expiration of the 180-day lock up period, these shares may be sold in the public market in the United States, subject to prior registration in the United States, if required, or reliance upon an exemption from United States registration, including, in the case of shares held by affiliates or control persons, compliance with the volume restrictions of Rule 144.

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

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

(a) Unregistered Sales of Equity Securities

On May 26, 2017, we issued 271,224 shares of our Class A common stock as consideration to 17 individuals and 7 entities in connection with our acquisition of all the outstanding shares of a company in the second quarter of 2017.

The sales of the above securities were deemed to be exempt from registration under the Securities Act in reliance upon Section 4(a)(2) of the Securities Act (or Regulation D or Regulation S promulgated thereunder) as transactions by an issuer not involving any public offering. The recipients of the securities in each of these transactions represented their intentions to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof, and appropriate legends were placed upon the stock certificates issued in these transactions.

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

We registered an aggregate of 10,350,000 shares of our Class A common stock, including 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. On March 29, 2017, we closed our IPO, in which we sold 9,000,000 shares of our Class A common stock. On April 18, 2017, we closed the sale of the additional 1,350,000 shares of our Class A common stock. The shares were sold at a public offering price of $14.00 per share for an aggregate gross offering price of approximately $144.9 million. We received net proceeds of $134.8 million after deducting underwriting discounts and commissions of $10.1 million but before deducting offering costs. We incurred offering expenses of approximately $3.4 million, of which $1.0 million were paid in the year ended December 31, 2016, $0.8 million were paid in the six months ended June 30, 2017, and the remaining $1.6 million will be paid after June 30, 2017. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $131.4 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 24, 2017 pursuant to Rule 424(b)(4).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None

Item 6.	Exhibits.

Exhibit Number		Incorporated by Reference				Filed Herewith
	Exhibit Description	Form	File No.	Exhibit	Filing Date

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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

Date: August 3, 2017