Form 10-Q
period 2017-09-30
Alteryx, Inc.
filed 2017-11-09
CIK 1689923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

On November 3, 2017, there were 23,921,917 shares of the registrant’s Class A common stock outstanding and 35,244,315 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended September 30, 2017

		Page Number
Part I:	Financial Information	4

	Item 1. Condensed Consolidated Financial Statements (unaudited)	4

	A. Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016	4

	B. Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016	5

	C. Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit) for the nine months ended September 30, 2017	6

	D. Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and 2016	7

	E. Notes to Condensed Consolidated Financial Statements	9

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

	Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

	Item 4. Controls and Procedures	33

Part II:	Other Information	34

	Item 1. Legal Proceedings	34

	Item 1A. Risk Factors	34

	Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	62

	Item 6. Exhibits	63

Signatures		64

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Alteryx, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$34,155	$22,462	$93,019	$60,828
Cost of revenue	5,425	4,062	15,545	11,727

Gross profit	28,730	18,400	77,474	49,101
Operating expenses:
Research and development	7,774	4,496	20,943	12,419
Sales and marketing	15,514	13,456	48,731	42,530
General and administrative	8,005	4,298	24,115	11,623

Total operating expenses	31,293	22,250	93,789	66,572

Loss from operations	(2,563)	(3,850)	(16,315)	(17,471)
Other expense, net	(711)	(284)	(277)	(562)

Loss before provision for (benefit of) income taxes	(3,274)	(4,134)	(16,592)	(18,033)
Provisions for (benefit of) income taxes	25	58	(632)	148

Net loss	$(3,299)	$(4,192)	$(15,960)	$(18,181)

Less: Accretion of Series A redeemable convertible preferred stock	—	(1,733)	(1,983)	(4,466)

Net loss attributable to common stockholders	$(3,299)	$(5,925)	$(17,943)	$(22,647)

Net loss per share attributable to common stockholders, basic and diluted	$(0.06)	$(0.18)	$(0.35)	$(0.70)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	58,942	32,538	50,864	32,390

Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(15)	(9)	(101)	75
Foreign currency translation adjustments, net of tax	(40)	—	(148)	—

Other comprehensive income (loss), net of tax	(55)	(9)	(249)	75

Total comprehensive loss	$(3,354)	$(4,201)	$(16,209)	$(18,106)

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$95,776	$31,306
Short-term investments	60,812	21,394
Accounts receivable, net	30,820	35,367
Deferred commissions	6,700	7,358
Prepaid expenses and other current assets	6,211	5,013

Total current assets	200,319	100,438
Property and equipment, net	6,913	6,212
Long-term investments	25,989	—
Goodwill	8,741	—
Intangible assets, net	8,456	—
Other assets	3,928	4,765

Total assets	$254,346	$111,415

Liabilities, Redeemable Convertible Preferred Stock, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$4,014	$1,780
Accrued payroll and payroll related liabilities	6,108	7,760
Accrued expenses and other current liabilities	8,063	4,987
Deferred revenue	78,656	71,050

Total current liabilities	96,841	85,577
Deferred revenue	3,522	3,084
Other liabilities	2,531	1,182

Total liabilities	102,894	89,843

Commitments and contingencies (Note 8)
Redeemable convertible preferred stock, $0.0001 par value: no shares and 14,899 shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares and 14,647 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively; aggregate liquidation preference of $0 and $87,448 as of September 30, 2017 and December 31, 2016, respectively	—	99,182
Stockholders’ equity (deficit):
Preferred stock, $0.0001 par value: 10,000 and no shares authorized as of September 30, 2017 and December 31, 2016, respectively; no shares issued and outstanding as of September 30, 2017 and December 31, 2016	—	—
Common stock, $0.0001 par value: 1,000,000 and 56,025 shares authorized as of September 30, 2017 and December 31, 2016, respectively; 59,142 and 32,674 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	5	3
Additional paid-in capital	253,712	8,443
Accumulated deficit	(102,007)	(86,047)
Accumulated other comprehensive loss	(258)	(9)

Total stockholders’ equity (deficit)	151,452	(77,610)

Total liabilities, redeemable convertible preferred stock, and stockholders’ equity (deficit)	$254,346	$111,415

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)

(in thousands)

(unaudited)

							Accumulated
	Redeemable Convertible				Additional		Other
	Preferred Stock		Common Stock		Paid-in	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Loss	Total
Balances at December 31, 2016	14,647	$99,182	32,674	$3	$8,443	$(86,047)	$(9)	$(77,610)
Issuance of common stock, net of issuance costs of $3,344	—	—	10,350	1	131,412	—	—	131,413
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	1,983	—	—	(1,983)	—	—	(1,983)
Conversion of redeemable convertible preferred stock to common stock	(14,647)	(101,165)	14,647	1	101,164	—	—	101,165
Equity issued in business combination	—	—	265	—	5,285			5,285
Shares issued pursuant to stock awards	—	—	1,194	—	2,562	—	—	2,562
Stock-based compensation	—	—	—	—	6,454	—	—	6,454
Equity settled contingent consideration	—	—	12	—	375	—	—	375
Cumulative translation adjustment	—	—	—	—	—	—	(148)	(148)
Unrealized loss on investments	—	—	—	—	—	—	(101)	(101)
Net loss	—	—	—	—	—	(15,960)	—	(15,960)

Balances at September 30, 2017	—	$—	59,142	$5	$253,712	$(102,007)	$(258)	$151,452

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(15,960)	$(18,181)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,670	1,182
Stock-based compensation	6,454	2,334
Provision for doubtful accounts and sales reserve, net of recoveries	770	(36)
Deferred income taxes	(1,138)	—
Impairment of long-lived assets	1,050	—
Change in fair value of contingent consideration	190	—
Loss on disposal of assets	32	56
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	3,892	(3,342)
Deferred commissions	827	249
Prepaid expenses and other current assets and other assets	(2,229)	(1,209)
Accounts payable	1,720	2,646
Accrued payroll and payroll related liabilities	(1,667)	(2,357)
Accrued expenses and other current liabilities	1,470	(241)
Deferred revenue	8,071	8,430
Other liabilities	288	1,343

Net cash provided by (used in) operating activities	6,440	(9,126)

Cash flows from investing activities:
Purchases of property and equipment	(2,303)	(3,454)
Cash paid in business acquisitions, net of cash acquired	(9,097)	—
Purchases of investments	(87,551)	(5,706)
Maturities of investments	21,768	11,382

Net cash provided by (used in) investing activities	(77,183)	2,222

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions and discounts	134,757	—
Payment of initial public offering costs	(1,867)	(68)
Payment of Series C convertible preferred stock issuance costs	—	(350)
Repurchase of common stock, net of costs paid	—	(256)
Principal payments on capital lease obligations	(247)	(165)
Proceeds from exercise of stock options	2,562	270

Net cash provided by (used in) financing activities	135,205	(569)

Effect of exchange rate changes on cash	8	—
Net increase (decrease) in cash and cash equivalents	64,470	(7,473)
Cash and cash equivalents—beginning of period	31,306	24,779

Cash and cash equivalents—end of period	$95,776	$17,306

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Nine Months Ended September 30,
	2017	2016
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$26	$108

Consideration for business acquisition initially included in accrued expenses and other current liabilities and other liabilities	$1,660	$—

Consideration for business acquisition from issuance of common stock	$5,285	$—

Contingent consideration settled through issuance of common stock	$375	$—

Accretion of Series A redeemable convertible preferred stock	$1,983	$4,466

Deferred initial public offering costs recorded in accounts payable and accrued expenses	$529	$329

Property and equipment funded by capital lease borrowing	$—	$987

Conversion of Series A redeemable convertible preferred stock to common shares	$101,165	$—

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

Initial Public Offering and Follow-on Public Offering

In March 2017, we completed an initial public offering, or IPO, of our Class A common stock. In connection with the IPO, we sold 10.4 million shares of Class A common stock, which included the exercise in full of the underwriters’ option to purchase an additional 1.4 million shares in April 2017, at $14.00 per share for aggregate net proceeds of $131.4 million after underwriting discounts and commissions and offering expenses. Prior to the closing of the IPO, all shares of common stock then outstanding were reclassified as Class B common stock and all shares of our then outstanding convertible preferred stock held prior to the IPO were converted into Class B common stock. See Note 6 for further discussion of our Class A and Class B common stock.

In September 2017, we completed a follow-on public offering in which a total of 8.0 million shares of our Class A common stock (issued upon automatic conversion of shares of our Class B common stock) were sold by certain selling stockholders at a price of $21.25 per share. We did not receive any proceeds from the sale of shares of our Class A common stock by the selling stockholders and we incurred offering costs of $0.7 million in the three and nine months ended September 30, 2017 in connection with this offering. These costs are included in general and administrative expense in our condensed consolidated statement of operations and comprehensive loss.

As of September 30, 2017, we had 21.1 million and 38.0 million shares of Class A common stock and Class B common stock issued and outstanding, respectively.

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

The operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results expected for the full year ending December 31, 2017.

2. Significant Accounting Policies

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2016 included in our Prospectus. As a result of business combinations made during the nine months ended September 30, 2017 (see Note 3), we have included our accounting policies relating to business combinations, intangible assets, and goodwill below.

Correction of an Error

In the course of preparing our consolidated financial statements as of and for the year ended December 31, 2016, we identified an error related to the improper calculation of royalty expense during the year ended December 31, 2016 associated with licensed third-party syndicated data. We have determined that the error was not material to our interim unaudited consolidated financial statements as of September 30, 2016, and for the three and nine months then ended. The correction of this error resulted in a revision which increased cost of revenue, loss from operations, net loss, and comprehensive loss by $0.3 million and $1.1 million for the three and nine months ended September 30, 2016, respectively, and decreased prepaid expenses and other current assets and total assets, and increased accumulated deficit by $1.1 million as of September 30, 2016.

For the nine months ended September 30, 2016, the revision increased cost of revenue from $10.6 million to $11.7 million, loss from operations from $16.4 million to $17.5 million, loss before provision for income taxes from $16.9 million to $18.0 million, net loss from $17.1 million to $18.2 million, and comprehensive loss from $17.0 million to $18.1 million. Net loss per share attributable to common stockholders, basic and diluted, increased by $0.04 from $0.66 to $0.70 for the nine months ended September 30, 2016.

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

As of September 30, 2017 and December 31, 2016, we determined that two of our distributors were VIEs under the guidance of ASC 810, Consolidation, due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these distributors in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the distributors were accounted for in the same manner as our other distributors and resellers. As of September 30, 2017 and December 31, 2016, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs.

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

The condensed consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. Revenue and operating results of the acquired companies for the nine months ended September 30, 2017 were not material to the condensed consolidated financial statements. During the nine months ended September 30, 2017, we recognized $0.9 million of acquisition related costs in general and administrative expense in the condensed consolidated statement of operations and comprehensive loss.

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

A portion of the consideration for the Semanta acquisition is subject to earn-out provisions. Additional contingent earn-out consideration of up to $2.3 million in shares of our Class A common stock may be paid out to the former shareholders of Semanta over two years upon the achievement of specified milestones. The number of shares that will be issued will be determined based on the total dollar value of consideration earned upon the achievement of a particular milestone divided by an average trading value of our Class A common stock calculated at the time of the issuance. We utilized a probability weighted scenario based model to determine the fair value of the contingent consideration. Based on this valuation model we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2017 and December 31, 2016 (in thousands):

	As of September 30, 2017
		Gross		Cash and
		Unrealized		Cash	Short-term	Long-term
	Cost	Gains (Losses)	Fair Value	Equivalents	Investments	Investments
Cash	$89,377	$—	$89,377	$89,377	$—	$—

Level 1:
Money market funds	6,399	—	6,399	6,399	—	—

Subtotal	6,399	—	6,399	6,399	—	—

Level 2:
Certificates of deposit	2,584	—	2,584	—	2,584	—
U.S. Treasury and agency bonds	52,537	(78)	52,459	—	27,569	24,890
Corporate bonds	31,790	(32)	31,758	—	30,659	1,099

Subtotal	86,911	(110)	86,801	—	60,812	25,989

Level 3	—	—	—	—	—	—

Total	$182,687	$(110)	$182,577	$95,776	$60,812	$25,989

	As of December 31, 2016
		Gross		Cash and
		Unrealized		Cash	Short-term	Long-term
	Cost	Gains (Losses)	Fair Value	Equivalents	Investments	Investments
Cash	$10,499	$—	$10,499	$10,499	$—	$—

Level 1:
Money market funds	20,807	—	20,807	20,807	—	—

Subtotal	20,807	—	20,807	20,807	—	—

Level 2:			—
Certificates of deposit	10,552	—	10,552	—	10,552	—
Corporate bonds	10,770	72	10,842	—	10,842	—

Subtotal	21,322	72	21,394	—	21,394	—

Level 3	—	—	—	—	—	—

Total	$52,628	$72	$52,700	$31,306	$21,394	$—

There were no transfers between Level 1, Level 2, or Level 3 securities during the nine months ended September 30, 2017. As of September 30, 2017, there were 28 securities with a fair value of $77.9 million in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.1 million as of September 30, 2017 were due to changes in market rates, and we have determined the losses are temporary in nature.

All the long-term investments had maturities of between one and two years in duration as of September 30, 2017. Cash and cash equivalents, restricted cash, and investments as of September 30, 2017 and December 31, 2016 held domestically were approximately $166.9 million and $52.9 million, respectively.

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

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Beginning balance	$1,318	$—	$—	$—
Obligations assumed	—	—	1,160	—
Change in fair value	32	—	190	—
Settlement	(375)	—	(375)	—

Ending balance	$975	$—	$975	$—

Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 12,492 shares of Class A common stock to the former shareholders of Semanta in the nine months ended September 30, 2017. In addition, 4,824 shares were earned, but held back for customary indemnification matters in accordance with the acquisition agreement, and the value of the shares is presented within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2017. Subject to any indemnification claims that may arise during the indemnification period, these shares will be issued to the former shareholders upon the completion of the indemnification period.

Instruments Not Recorded at Fair Value on a Recurring Basis. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. The fair value of our cost method investment is measured when it is deemed to be other-than-temporarily impaired, assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 3 and Note 5 for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

5. Cost Method Investment

In November 2014, we entered into a definitive agreement with a privately held company, in which we agreed to invest approximately $1.1 million in exchange for shares of convertible preferred stock equal to approximately 15% ownership of the privately held company. We account for our investment in this company using the cost method of accounting and the investment balance is included in other non-current assets in our condensed consolidated balance sheets. We evaluate the investment at each reporting date to determine if any indicators of other-than-temporary impairment exist. If such indicators are identified, we will estimate the fair value of the investment and determine if any decline in the fair value of the investment below its carrying value is other-than-temporary. The estimated fair value is determined using unobservable inputs including forecasted cash flow information from the investee’s management. These inputs are classified as Level 3. During the three months ended September 30, 2017, we determined that indicators of other-than-temporary impairment existed. Based on our evaluation, we estimated the fair value of the investment and recorded an impairment for the full value of the investment of $1.1 million. The impairment is included in other expenses in our condensed consolidated statements of operations for the three and nine months ended September 30, 2017.

6. Stockholders’ Equity

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

7. Equity Awards

Amended and Restated 2013 Stock Plan

We granted options and RSUs under our Amended and Restated 2013 Stock Plan, or 2013 Plan, until March 22, 2017, when the plan was terminated in connection with our IPO. Accordingly, no shares are available for future issuance under the 2013 Plan following the IPO. The 2013 Plan continues to govern outstanding equity awards granted thereunder.

2017 Equity Incentive Plan

In February 2017, our board of directors adopted and our stockholders approved the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.8 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of September 30, 2017, an aggregate of 5.4 million shares of Class A common stock were reserved for issuance under the 2017 Plan.

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

Stock Options

Stock option activity during the nine months ended September 30, 2017 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2016	6,318	$5.65
Granted	938	16.72
Exercised	(1,099)	1.36
Cancelled/forfeited	(538)	8.30

Options outstanding at September 30, 2017	5,619	$8.08

As of September 30, 2017, there was $11.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.

Restricted Stock Units

RSU activity during the nine months ended September 30, 2017 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2016	373	$12.30
Granted	178	18.10
Cancelled/forfeited	(96)	12.67

RSUs outstanding at September 30, 2017	455	$14.50

RSUs outstanding as of December 31, 2016, or pre-2017 RSUs, vest upon the satisfaction of both a service condition and a liquidity condition. The service condition for these awards will be satisfied over four years. The liquidity condition was satisfied on September 25, 2017, which was 180 days following the closing of the IPO. Beginning on the closing of the IPO in March 2017, we recognized a cumulative stock-based compensation expense for the portion of the pre-2017 RSUs that had met the service condition. In the nine months ended September 30, 2017, stock-based compensation expense related to our pre-2017 RSUs was $1.4 million.

As of September 30, 2017, total unrecognized compensation expense, adjusted for estimated forfeitures, related to unvested RSUs was approximately $3.7 million, which is expected to be recognized over a weighted-average period of 2.0 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cost of revenue	$123	$24	$368	$72
Research and development	458	99	1,157	243
Sales and marketing	459	308	1,642	942
General and administrative	1,239	475	3,342	1,077

Total	$2,279	$906	$6,509	$2,334

8. Commitments and Contingencies

Leases

We have various non-cancelable operating leases for our offices. These leases expire at various times through 2024. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.

Indemnification

In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of September 30, 2017 and December 31, 2016, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

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

9. Income Taxes

The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Provision for (benefit of) income taxes	$25	$58	$(632)	$148
Effective tax rate	0.8%	1.4%	(3.8%)	0.8%

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

The income tax benefit of $0.6 million for the nine months ended September 30, 2017 primarily relates to a discrete tax benefit of $1.0 million related to a decrease in our valuation allowance against our deferred tax assets related to the Yhat acquisition, offset in part by U.S. and Czech tax expense from the sale of the intellectual property related to our products from the U.S. parent company to wholly owned subsidiaries outside the United States and from the Czech subsidiary to the U.S. parent company and other wholly owned subsidiaries outside the United States.

Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

10. Basic and Diluted Net Loss Per Share

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

The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Options to purchase common stock	5,890	5,590	6,029	5,363
Unvested restricted stock units	418	—	411	—
Conversion of convertible preferred stock	—	14,647	4,399	14,647
Contingently issuable shares	12	—	4	—

Total shares excluded from net loss per share	6,320	20,237	10,843	20,010

11. Segment and Geographic Information

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

Our operations outside the United States include sales offices in Canada, Czech Republic, Germany, Singapore, and the United Kingdom, and a research and development center in Ukraine. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
United States	$26,290	$18,158	$72,582	$49,632
International	7,865	4,304	20,437	11,196

Total	$34,155	$22,462	$93,019	$60,828

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

Our platform includes Alteryx Designer, our data preparation, blending, and analytics product deployable in the cloud and on premise, and Alteryx Server, our secure and scalable product for sharing and running analytic applications in a web-based environment. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2017, we had 3,054 customers in more than 60 countries, including over 400 of the Global 2000 companies.

We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three and nine months ended September 30, 2017 and 2016. We also generate revenue from professional services, including training and consulting services.

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

The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017
Customers	1,578	1,834	2,047	2,328	2,565	2,823	3,054

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

The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2016	Jun. 30, 2016	Sep. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Jun. 30, 2017	Sep. 30, 2017
Dollar-based net revenue retention rate	126%	127%	129%	135%	133%	134%	133%

Components of Our Results of Operations

Revenue

We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three and nine months ended September 30, 2017 and 2016. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a substantial majority of our revenue in any given period is attributable to our existing customers compared to new customers.

Cost of Revenue

Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, amortization of intangible assets, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.

We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges in each expense category based on headcount in that category. As such, general overhead expenses are reflected in cost of revenue.

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

Operating Expenses

Our operating expenses are classified as research and development, sales and marketing, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, stock-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges in each expense category based on headcount in that category.

Research and development. Research and development expense consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, for our research and development employees, depreciation of equipment used in research and development, third-party contractors, and related allocated overhead costs. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to increase the functionality and otherwise enhance our platform and develop new products and services. However, we expect research and development expense to decrease as a percentage of revenue over the long term, although research and development expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Sales and marketing. Sales and marketing expense consists primarily of employee-related costs, including salaries and bonuses, sales commissions, stock-based compensation expense, and employee benefit costs, for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, and administration, marketing, and management. Marketing programs consist of advertising, promotional events such as our U.S. and European Inspire user conferences, corporate communications, brand building, and product marketing activities such as online lead generation.

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

General and administrative. General and administrative expense consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs, for our executive officers and finance, legal, human resources, and administrative personnel, professional fees for external legal, accounting, and other consulting services, including those incurred in connection with our business combinations and follow-on public offering, changes in the fair value of contingent consideration, and related allocated overhead costs. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs associated with being a publicly traded company, including increased legal, audit, and consulting fees. However, we expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

Other Expense, Net

Other expense, net, consists primarily of foreign exchange gains and losses from foreign currency transactions denominated in currency other than the functional currency, interest income from our available-for-sale investments, and impairment of a cost method investment.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Revenue	$34,155	$22,462	$93,019	$60,828
Cost of revenue(1)	5,425	4,062	15,545	11,727

Gross profit	28,730	18,400	77,474	49,101

Operating expenses:
Research and development(1)	7,774	4,496	20,943	12,419
Sales and marketing(1)	15,514	13,456	48,731	42,530
General and administrative(1)	8,005	4,298	24,115	11,623

Total operating expenses	31,293	22,250	93,789	66,572

Loss from operations	(2,563)	(3,850)	(16,315)	(17,471)
Other expense, net	(711)	(284)	(277)	(562)

Loss before provision for (benefit of) income taxes	(3,274)	(4,134)	(16,592)	(18,033)
Provision for (benefit of) income taxes	25	58	(632)	148

Net loss	$(3,299)	$(4,192)	$(15,960)	$(18,181)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(in thousands)
Cost of revenue	$123	$24	$368	$72
Research and development	458	99	1,157	243
Sales and marketing	459	308	1,642	942
General and administrative	1,239	475	3,342	1,077

Total	$2,279	$906	$6,509	$2,334

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	15.9	18.1	16.7	19.3
Gross profit	84.1	81.9	83.3	80.7
Operating expenses:
Research and development	22.8	20.0	22.5	20.4
Sales and marketing	45.4	59.9	52.4	69.9
General and administrative	23.4	19.1	25.9	19.1
Total operating expenses	91.6	99.1	100.8	109.4
Loss from operations	(7.5)	(17.1)	(17.5)	(28.7)
Other expense, net	(2.1)	(1.3)	(0.3)	(0.9)
Loss before provision for (benefit of) income taxes	(9.6)	(18.4)	(17.8)	(29.6)
Provision for (benefit of) income taxes	0.1	0.3	(0.7)	0.2
Net loss	(9.7)	(18.7)	(17.2)	(29.9)

Comparison of the Three and Nine Months Ended September 30, 2017 and 2016

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Revenue	$34,155	$22,462	$11,693	52.1%	$93,019	$60,828	$32,191	52.9%

The increase in our revenue was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three and nine months ended September 30, 2017 and 2016, revenue attributed to existing customers was greater than 90% of our revenue.

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Cost of revenue	$5,425	$4,062	$1,363	33.6%	$15,545	$11,727	$3,818	32.6%
% of revenue	15.9%	18.1%			16.7%	19.3%
Gross margin	84.1%	81.9%			83.3%	80.7%

The increase in cost of revenue was primarily due to royalties associated with third-party syndicated data costs.

The increase in gross margin was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services, as well as an increase in the use of our community site for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Research and development	$7,774	$4,496	$3,278	72.9%	$20,943	$12,419	$8,524	68.6%
% of revenue	22.8%	20.0%			22.5%	20.4%

The increase in research and development expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $2.3 million due to higher headcount, an increase in stock-based compensation of $0.4 million due to higher headcount and stock awards issued in connection with the acquisition of Yhat, Inc., or Yhat, and an increase of $0.4 million in allocated overhead expenses. As of September 30, 2017, we had 157 research and development personnel as compared to 98 as of September 30, 2016.

The increase in research and development expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $6.1 million due to higher headcount, an increase in stock-based compensation of $0.9 million due to higher headcount and stock awards issued in connection with the Yhat acquisition and an increase of $1.0 million in allocated overhead expenses.

Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Sales and marketing	$15,514	$13,456	$2,058	15.3%	$48,731	$42,530	$6,201	14.6%
% of revenue	45.4%	59.9%			52.4%	69.9%

The increase in sales and marketing expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to an increase in employee-related costs of $2.2 million due to higher headcount and an increase of $0.1 million in allocated overhead expenses, offset in part by a decrease in, and an optimization of, marketing program related expenses of $0.4 million. As of September 30, 2017, we had 224 sales and marketing personnel as compared to 191 as of September 30, 2016.

The increase in sales and marketing expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to an increase in employee-related costs of $5.2 million due to higher headcount and an increase of $1.1 million in allocated overhead expenses.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
General and administrative	$8,005	$4,298	$3,707	86.2%	$24,115	$11,623	$12,492	107.5%
% of revenue	23.4%	19.1%			25.9%	19.1%

The increase in general and administrative expense for the three months ended September 30, 2017 as compared to the three months ended September 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $0.8 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase in stock-based compensation of $0.8 million due to higher headcount and the recognition of expenses related to restricted stock units triggered by our IPO, an increase of $1.1 million in consulting, accounting, legal and professional fees related to becoming a public company and costs related to our follow-on public offering, and an increase of $0.7 million of allocated overhead expenses. As of September 30, 2017, we had 76 general and administrative personnel as compared to 63 as of September 30, 2016.

The increase in general and administrative expense for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to an increase in employee-related costs excluding stock-based compensation of $3.5 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase in stock-based compensation of $2.3 million due to higher headcount and the recognition of expenses related to restricted stock units triggered by our IPO, an increase of $3.2 million in consulting, accounting, legal and professional fees related to becoming a public company, our recent acquisitions and our follow-on public offering, and an increase of $2.6 million of allocated overhead expenses.

Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Other expense, net	$(711)	$(284)	$(427)	150.4%	$(277)	$(562)	$285	(50.7%)

Other expense, net consists primarily of gains and losses on foreign currency transactions, interest income from our available-for-sale investments, and impairment of a cost method investment. The fluctuation in other expense for the three and nine months ended September 30, 2017 as compared to the three and nine months ended September 30, 2016 was primarily due to a $1.1 million impairment of a cost method investment in the three months ended September 30, 2017, increases in interest income due to an increase in balances of available for sale securities, and fluctuations in foreign currency against the U.S. Dollar.

Provision for (Benefit of) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2017	2016	Amount	%	2017	2016	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$25	$58	$(33)	*	$(632)	$148	$(780)	*

*	Not meaningful

The change in the provision for income taxes for the nine months ended September 30, 2017 as compared to the nine months ended September 30, 2016 was primarily due to a discrete tax benefit of $1.0 million related to a decrease in our valuation allowance against our deferred tax assets related to the Yhat acquisition.

Liquidity and Capital Resources

As of September 30, 2017, we had $182.6 million of cash and cash equivalents and short-term and long-term investments in marketable securities. In March 2017, we completed our IPO, resulting in net proceeds of $131.4 million, which included $17.6 million from the exercise in full of the underwriters’ option to purchase additional shares in April 2017, after underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$6,440	$(9,126)
Net cash provided by (used in) investing activities	(77,183)	2,222
Net cash provided by (used in) financing activities	135,205	(569)

Operating Activities

For the nine months ended September 30, 2017, net cash provided by operating activities was $6.4 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $12.4 million and net non-cash activity of $10.0 million, offset in part by a net loss of $16.0 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $3.9 million from collections of annual billings invoiced during the three months ended December 31, 2016, and an increase in deferred revenue of $8.1 million due to increased billings. Net non-cash activity primarily consisted of stock-based compensation of $6.5 million and depreciation and amortization of $2.7 million.

For the nine months ended September 30, 2016, net cash used by operating activities was $9.1 million. Net cash used by operating activities primarily reflected a net loss of $18.2 million. The net loss was offset in part by a change in operating assets and liabilities of $5.5 million and net non-cash operating activities of $3.5 million. The change in operating assets and liabilities primarily related to an increase in billings during the three months ended September 30, 2016 resulting in an increase in deferred revenue of $8.4 million offset in part by an increase in accounts receivable of $3.3 million. Net non-cash activities primarily consisted of stock-based compensation of $2.3 million and depreciation and amortization of $1.2 million.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 was $77.2 million, consisting primarily of $65.8 million of net purchases of investments, $9.1 million of net cash paid in connection with our business acquisitions, and $2.3 million of purchases of property and equipment.

Net cash provided by investing activities for the nine months ended September 30, 2016 was $2.2 million, consisting primarily of $5.7 million of net maturities of investments, offset in part by $3.5 million of purchases of property and equipment associated with additional headcount and office locations.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2017 was $135.2 million, consisting primarily of proceeds from our IPO of $134.8 million and $2.6 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, partially offset by $1.9 million in payments of IPO costs and $0.2 million of principal payments on our capital lease.

Net cash used in financing activities for the nine months ended September 30, 2016 was $0.6 million, consisting primarily of payment of issuance costs related to our Series C convertible preferred stock issuance of $0.4 million and $0.3 million of repurchases of common stock.

Contractual Obligations and Commitments

There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2017 from the contractual obligations and commitments disclosed in the Prospectus, except for the contingent consideration acquired as part of our business combinations as discussed in Note 3 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. See Note 8 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of September 30, 2017, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

Interest Rate Risk

We had cash and cash equivalents and short-term and long-term investments of $182.6 million as of September 30, 2017. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2017 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2017. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Because of the material weakness in our internal control over financial reporting previously disclosed in our Prospectus, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective. In light of this fact, our management, including our Chief Executive Officer and Chief Financial Officer, has performed additional analyses, reconciliations, and other post-closing procedures and has concluded that, notwithstanding the material weakness in our internal control over financial reporting, the condensed consolidated financial statements for the periods covered by and included in this Quarterly Report on Form 10-Q fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with U.S. GAAP.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $20.3 million, $21.5 million, and $24.3 million in the years ended December 31, 2014, 2015, and 2016, respectively. We also incurred a net loss of $3.3 million and $16.0 million in the three and nine months ended September 30, 2017, respectively. As of September 30, 2017, we had an accumulated deficit of $102.0 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

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

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $38.0 million in the year ended December 31, 2014 to $53.8 million in the year ended December 31, 2015 to $85.8 million in the year ended December 31, 2016 and from $60.8 million in the nine months ended September 30, 2016 to $93.0 million in the nine months ended September 30, 2017. Our number of full-time employees has increased significantly over the last few years, from 413 employees as of September 30, 2016 to 515 employees as of September 30, 2017. During this period, we also established operations in a number of countries outside the United States.

We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we sell our platform to customers in more than 60 countries and have employees in the United States, Canada, the Czech Republic, Germany, Singapore, and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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

We derive substantially all of our revenue from our software platform, and our future growth is dependent on its success.

Since 2013, nearly all of our revenue has come from sales of our subscription-based software platform. We expect these sales to account for substantially all of our revenue for the foreseeable future. As such, the continued growth in market demand for our platform is critical to our continued success. We recently announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue, if any. In addition, these products are designed to be used with our Alteryx Server product and will not be sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.

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

The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business, financial position, and operating results could be adversely impacted.

The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services and infrastructure. As such, we must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent that a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

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

In addition, other large software companies, such as salesforce.com, inc. and Amazon.com, Inc., and data visualization companies, such as Tableau Software, Inc and Qlik Technology, Inc, already provide products and services in adjacent markets and may decide to enter into our market. We also compete with open source initiatives and custom development efforts. We could also face competition from new market entrants, some of whom might be current technology partners of ours. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and services and technologies are introduced.

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

We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

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

Our long-term success depends, in part, on our ability to expand the sales of our software platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.

We are generating a growing portion of our revenue from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we recently acquired Semanta, which has operations in the Czech Republic and Ukraine. There are certain risks inherent in conducting international business, including:

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

We have undertaken, and might undertake additional, corporate operating restructurings that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and its objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. If ineffectual, such restructurings could increase our income tax liabilities, and in turn, increase our global effective tax rate.

Various tax reform bills and other proposals are currently under consideration in the United States and abroad.

The U.S. proposals include, among other items, changing the U.S. corporate income tax rate, reducing or eliminating certain corporate tax incentives, and changing the existing regime for taxing overseas earnings (including the introduction of a minimum tax on adjusted, unrepatriated foreign earnings).

The Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt some or all of the proposals to counteract the effects of the use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment,” and changes how profits would be attributed to the permanent establishment. Another proposal calls for insuring transfer pricing outcomes are commensurate with value creation, adopting the view the current rules facilitate the transfer of risks, capital, and income away from countries where economic activity takes place. We expect many countries to incorporate the BEPS proposals into their laws. Several countries have changed or proposed changes that incorporate some or all of the proposals.

Some of these proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate. It is unclear whether, and to what extent, the United States and other countries will enact into law the above or similar proposals.

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

We currently rely on a combination of copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. We also have four pending patent applications in the United States. Despite our efforts, the steps we take to protect our intellectual property may be inadequate. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.

Any patents that we may own and rely on in the future may be challenged or circumvented by others or invalidated through administrative process or litigation. Our current and future patent applications may not be issued with the scope of the claims we seek, if at all. In addition, any patents issued in the future may not provide us with competitive advantages, may not be enforceable in actions against alleged infringers or may be successfully challenged by third parties.

Moreover, recent amendments to U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, it may be possible for unauthorized third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.

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

Additionally, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and to maintain issued patents. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.

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

Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose previously undetected errors, compatibility issues, failures, or bugs in our software. Although we test our platform extensively, we have in the past discovered software errors in our platform after introducing new updates or enhancements. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. We may also have to expend resources and capital to correct these defects. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

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

We have experienced, and may in the future experience, security breaches and if unauthorized parties obtain access to our customers’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.

As part of our business, we process, store, and transmit our customers’ information and data as well as our own, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our data, and our platform, networks, and other systems against unauthorized access. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. Our or our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and employee error or malfeasance. Such a breach could result in someone obtaining unauthorized access to our customers’ data, our data, or our platform, networks, or other systems. Because there are many different security breach techniques and such techniques continue to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. Any security breach or successful denial of service attack could result in a loss of customer confidence in the security of our platform and damage to our brand, reducing the demand for our platform and our revenue, disrupt our normal business operations, require us to spend material resources to correct the breach, expose us to legal liabilities including litigation and indemnity obligations, and materially adversely affect our operating results. These risks will increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.

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

Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results and financial condition.

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

Further, several members of our management team have only been with our company for a short period of time. Four of our six executive officers joined our company after April 2016, and our management team has limited experience working together. If our management team cannot work together effectively or any member of our management team leaves our company, our business, operating results, and financial condition could be adversely affected.

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

We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. We are periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions we have taken and we may have exposure to additional income and non-income tax liabilities which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition.

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

We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes. As of September 30, 2017, we had U.S. federal NOL carryforwards of $55.0 million, which if not utilized will begin to expire in 2035, and state NOLs of $34.4 million, which if not utilized will begin to expire in 2024.

In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its NOLs to offset future taxable income. Future changes in our stock ownership, including as a result of future offerings of our capital stock, as well as other changes that may be outside of our control, could result in additional ownership changes under Section 382 of the Code. A Section 382 “ownership change” generally occurs if one or more stockholders or groups of stockholders who own at least 5% of our stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. Our NOLs may also be impaired under similar provisions of state law. We previously experienced an ownership change that resulted in limitations of the annual utilization of our NOL carryforwards, but did not result in permanent disallowance of any of our NOL carryforwards. It is possible that any future ownership change could have a material effect on the use of our NOLs or other tax attributes. We have recorded a full valuation allowance related to our NOLs and other net deferred tax assets due to the uncertainty of the ultimate realization of the future benefits of those assets. Our NOLs may expire unutilized or underutilized, which could prevent us from offsetting future taxable income.

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

The new rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.

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

In the course of preparing our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim consolidated financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the evaluation of the accounting impact of certain contractual terms related to our arrangements with licensed data providers, which resulted in the misstatement in the recording of prepaid and other assets and royalty costs that are recorded in cost of revenue in the first three fiscal quarters of 2016. This material weakness resulted in an immaterial revision of those quarterly results of operations data. This material weakness could result in additional misstatements to the accounts and disclosures that would result in a material misstatement of our consolidated financial statements that would not be prevented or detected. Because of this material weakness in our internal control over financial reporting, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective.

In response to this material weakness, we have begun taking actions to remediate our material weakness by enhancing our existing control activities related to the review of royalty contracts, including the implementation of additional control activities related to the identification and evaluation of the terms of royalty contracts that require consideration in assessing the accounting for the arrangement. These remediation measures are ongoing. While we believe that these efforts will improve our internal control over financial reporting, the implementation of our remediation is ongoing and will require validation and testing of the design and operating effectiveness of internal controls over a sustained period of financial reporting cycles. Furthermore, while we believe we are making progress toward achieving the effectiveness of our internal controls and disclosure controls, we cannot assure you that these measures will significantly improve or remediate the material weakness described. We also cannot assure you that we have identified all our existing material weaknesses, or that we will not in the future have additional material weaknesses.

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

Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we recently acquired Semanta to enhance our data governance capabilities and Yhat to enhance our capabilities for managing and deploying advanced analytic models. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

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

We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as declines in stock price, market capitalization, or cash flows and slower growth rates in our industry. Goodwill is required to be tested for impairment at least annually. If we are required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, that would negatively affect our operating results.

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

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effectiveness of the IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30.

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

Risks Related to Ownership of Our Class A Common Stock

The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $23.59, through September 30, 2017. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•	failure of securities analysts to initiate or maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

•	recruitment or departure of key personnel;

•	the economy as a whole and market conditions in our industry;

•	negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;

•	rumors and market speculation involving us or other companies in our industry;

•	announcements by us or our competitors of significant technical innovations,

•	acquisitions, strategic partnerships, joint ventures, or capital commitments;

•	new laws or regulations or new interpretations of existing laws or regulations applicable to our business;

•	lawsuits threatened or filed against us;

•	developments or disputes concerning our intellectual property or our platform, or third-party proprietary rights;

•	the inclusion of our Class A common stock on stock market indexes, including the impact of new rules adopted by certain index providers, such as S&P Dow Jones Indices and FTSE Russell, that limit or preclude inclusion of companies with multi-class capital structures;

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events;

•	the expiration of contractual lock-up agreements; and

•	sales of shares of our Class A common stock by us or our stockholders.

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

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, including when the lock-up periods end, could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 59,142,143 shares of our Class A and Class B common stock outstanding as of September 30, 2017. Of these shares, 1,350,000 shares of Class A common stock and 34,268,288 shares of Class B common stock are subject to the lock-up restrictions that were entered into in connection with our follow-on public offering, of which 1,350,000 shares of Class A common stock and 16,298,855 shares of Class B common stock will become available for sale on November 14, 2017 and 17,969,433 shares of Class B common stock will become available for sale on December 6, 2017. The remaining shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144 and any applicable lock-up agreements described below.

When the applicable lock-up periods described above expire, we and our securityholders subject to a lock-up agreement will be able to sell our shares in the public market. In addition, the underwriters may, in their sole discretion, release all or some portion of the shares subject to lock-up agreements prior to the expiration of the lock-up period.

In addition, certain holders of our common stock are, subject to certain conditions, entitled, under contracts providing for registration rights, to require us to file registration statements for the public resale of the Class A common stock issuable upon conversion of such holders’ shares of Class B common stock or to include such shares in registration statements that we may file for us or other stockholders.

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

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. For example, we agreed to issue shares of our Class A common stock with an aggregate value of up to $2.3 million upon the achievement of certain milestones in connection with our acquisition of Semanta, of which 12,492 shares of Class A common stock were issued in August 2017 upon partial satisfaction of certain milestones. Any further such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2017, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On August 21, 2017, we issued 12,492 shares of our Class A common stock to five individuals upon partial satisfaction of a contingent consideration earn-out provision entered into as part of the Semanta acquisition in January 2017.

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

We registered an aggregate of 10,350,000 shares of our Class A common stock, including 1,350,000 shares pursuant to the underwriters’ option to purchase additional shares. On March 29, 2017, we closed our IPO, in which we sold 9,000,000 shares of our Class A common stock. On April 18, 2017, we closed the sale of the additional 1,350,000 shares of our Class A common stock. The shares were sold at a public offering price of $14.00 per share for an aggregate gross offering price of approximately $144.9 million. We received net proceeds of $134.8 million after deducting underwriting discounts and commissions of $10.1 million but before deducting offering costs. We incurred offering expenses of approximately $3.4 million, of which $1.0 million were paid in the year ended December 31, 2016, $1.9 million were paid in the nine months ended September 30, 2017, and the remaining $0.5 million will be paid after September 30, 2017. Thus, the net offering proceeds, after deducting underwriting discounts and offering expenses, were approximately $131.4 million. No payments were made to our directors or officers or their associates, holders of 10% or more of any class of our equity securities, or to our affiliates in connection with the issuance and sale of the securities registered.

There has been no material change in the planned use of proceeds from our IPO as described in our final prospectus filed with the SEC on March 24, 2017 pursuant to Rule 424(b)(4).

(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Date: November 9, 2017