Form 10-Q
period 2018-03-31
Alteryx, Inc.
filed 2018-05-10
CIK 1689923

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

On May 3, 2018, there were 28,653,786 shares of the registrant’s Class A common stock outstanding and 31,951,729 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.

Quarterly Report on Form 10-Q

For the Quarterly Period Ended March 31, 2018

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•	trends in revenue, cost of revenue, and gross margin;

•	our investments in cloud infrastructure and the cost of third-party data center hosting fees;

•	trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;

•	expansion of our international operations and the impact on foreign tax expense;

•	maintaining a valuation allowance for domestic net deferred tax assets to the extent they are not expected to be recoverable;

•	the global opportunity for our self-service data analytics solutions;

•	our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;

•	the continued development of our user community, distribution channels and other partner relationships;

•	expansion of and within our customer base;

•	continued investments in research and development;

•	competitors and competition in our markets;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	remediation of a material weakness in our internal controls;

•	cash and cash equivalents and short-term investments and any positive cash flows from operations being sufficient to support our working capital and capital expenditure requirements for at least the next 12 months; and

•	other statements regarding our future operations, financial condition, and prospects and business strategies.

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

PART I: FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (unaudited).

Alteryx, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(in thousands, except per share data)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Revenue	$42,821	$28,545
Cost of revenue	5,004	4,826

Gross profit	37,817	23,719
Operating expenses:
Research and development	10,768	6,022
Sales and marketing	23,102	15,628
General and administrative	9,795	7,683

Total operating expenses	43,665	29,333

Loss from operations	(5,848)	(5,614)
Other income, net	768	97

Loss before provision for income taxes	(5,080)	(5,517)
Provision for income taxes	106	150

Net loss	$(5,186)	$(5,667)

Less: Accretion of Series A redeemable convertible preferred stock	—	(1,983)

Net loss attributable to common stockholders	$(5,186)	$(7,650)

Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.22)

Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,052	35,126

Other comprehensive loss, net of tax:
Net unrealized holding loss on investments, net of tax	(167)	(11)
Foreign currency translation adjustments, net of tax	(3)	(48)

Other comprehensive loss, net of tax	(170)	(59)

Total comprehensive loss	$(5,356)	$(5,726)

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Balance Sheets

(in thousands, except par value)

(unaudited)

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$59,077	$119,716
Short-term investments	119,810	54,386
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $1,681 and $1,714 as of March 31, 2018 and December 31, 2017, respectively	29,345	49,797
Deferred commissions	11,541	11,213
Prepaid expenses and other current assets	9,965	7,227

Total current assets	229,738	242,339
Property and equipment, net	8,603	7,492
Long-term investments	26,856	19,964
Goodwill	9,867	8,750
Intangible assets, net	10,856	7,995
Other assets	2,757	4,263
Deferred incomes taxes, net	612	613

Total assets	$289,289	$291,416

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,193	$522
Accrued payroll and payroll related liabilities	9,262	11,835
Accrued expenses and other current liabilities	7,770	8,270
Deferred revenue	108,235	110,213

Total current liabilities	126,460	130,840
Deferred revenue	3,479	3,545
Other liabilities	3,000	3,313
Deferred income tax, net	222	214

Total liabilities	133,161	137,912

Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 28,244 and 26,687 shares issued and outstanding, as of March 31, 2018 and December 31, 2017, respectively; 500,000 Class B shares authorized, 32,344 and 32,948 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	266,957	257,399
Accumulated deficit	(110,311)	(103,546)
Accumulated other comprehensive loss	(524)	(354)

Total stockholders’ equity	156,128	153,504

Total liabilities and stockholders’ equity	$289,289	$291,416

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in thousands)

(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards	934	1	4,972	—	—	4,973
Stock-based compensation	—	—	3,789	—	—	3,789
Equity settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(3)	(3)
Unrealized loss on investments	—	—	—	—	(167)	(167)
Net loss	—	—	—	(5,186)	—	(5,186)

Balances at March 31, 2018	60,588	$6	$266,957	$(110,311)	$(524)	$156,128

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,186)	$(5,667)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,301	566
Stock-based compensation	3,789	1,942
Provision for doubtful accounts, net of recoveries	(108)	350
Change in fair value of contingent consideration	293	—
Loss on disposal of assets	—	30
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	20,553	11,175
Deferred commissions	(218)	860
Prepaid expenses and other current assets and other assets	(2,584)	(1,220)
Accounts payable	443	(525)
Accrued payroll and payroll related liabilities	(2,636)	(3,506)
Accrued expenses and other current liabilities	(1,658)	977
Deferred revenue	(1,887)	(118)
Other liabilities	(1)	159

Net cash provided by operating activities	12,101	5,023

Cash flows from investing activities:
Purchases of property and equipment	(1,416)	(508)
Cash paid in business acquisitions, net of cash acquired	(3,542)	(3,884)
Purchases of investments	(83,591)	(16,035)
Maturities of investments	11,000	8,524

Net cash used in investing activities	(77,549)	(11,903)

Cash flows from financing activities:
Proceeds from initial public offering, net of underwriting commissions and discounts	—	117,180
Payment of initial public offering costs	—	(797)
Payment of holdback funds from acquisition	(250)	—
Principal payments on capital lease obligations	(83)	(82)
Proceeds from exercise of stock options	4,973	884

Net cash provided by financing activities	4,640	117,185

Effect of exchange rate changes on cash and cash equivalents	169	(25)
Net increase (decrease) in cash and cash equivalents	(60,639)	110,280
Cash and cash equivalents—beginning of period	119,716	31,306

Cash and cash equivalents—end of period	$59,077	$141,586

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Condensed Consolidated Statements of Cash Flows (continued)

(in thousands)

(unaudited)

	Three Months Ended March 31,
	2018	2017
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$360	$356

Consideration for business acquisition initially included in accrued expenses and other current liabilities and other liabilities	$1,200	$1,660

Contingent consideration settled through issuance of common stock	$656	$—

Accretion of Series A redeemable convertible preferred stock	$—	$1,983

Deferred initial public offering costs recorded in accounts payable and accrued expenses	$—	$1,329

Conversion of Series A redeemable convertible preferred stock to common shares	$—	$101,165

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.

Notes to Condensed Consolidated Financial Statements

(unaudited)

1. Business

Our Company

Alteryx, Inc. and its subsidiaries, or we, our, or us, are improving business through data science and analytics. Our end-to-end software platform enables users in an organization to improve business outcomes and the productivity of their business analysts and data scientists. Our subscription-based platform allows organizations to easily discover, prepare, blend, and analyze data from a multitude of sources and deliver data-driven decisions. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.

Basis of Presentation

Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2017 filed with the Securities and Exchange Commission, or SEC, on March 8, 2018. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.

The operating results for the three months ended March 31, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.

2. Significant Accounting Policies

There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2017 other than, during the three months ended March 31, 2018, we adopted new accounting guidance related to stock-based compensation and to income tax effects of intra-entity transfers of assets other than inventory. See “Recently Adopted Accounting Pronouncements” below.

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

As of December 31, 2017 and March 31, 2018, we determined that two and one of our distributors were VIEs under the guidance of ASC 810, Consolidation, respectively. These determinations were due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these VIE’s in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the VIEs were accounted for in the same manner as our other distributors and resellers. As of March 31, 2018 and December 31, 2017, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs. During the three months ended March 31, 2018, we acquired 100% of the outstanding equity of one of our VIEs. Our condensed consolidated financial statements include the assets and liabilities and the results of operations of the acquired company commencing as of the acquisition date. See Note 3 for additional information.

Recently Adopted Accounting Pronouncements

Under the Jumpstart our Business Startups Act, or the JOBS Act, we meet the definition of an emerging growth company, or EGC. We have elected to use this extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.

In October 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance removes the prohibition in ASC 740, Income Taxes, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The impact of adoption is recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the period of adoption. We early adopted ASU 2016-16 on January 1, 2018, resulting in the elimination of $1.4 million of deferred tax charges included in other assets in our consolidated balance sheet at December 31, 2017. We recorded the elimination of the deferred charge to accumulated deficit as of January 1, 2018.

In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters. We adopted ASU 2016-09 on January 1, 2018. Upon adoption, we recognized $2.4 million of previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. We recorded the recognized excess tax benefits as a deferred tax asset, which was then fully offset by our U.S. federal and state deferred tax asset valuation allowance resulting in no impact to our accumulated deficit. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States. All future excess tax benefits resulting from the settlement of stock awards will be recorded to income tax expense. Additionally, upon adoption, we changed our accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate, the result of which was recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit and additional paid-in-capital of $0.1 million as of January 1, 2018.

Recently Issued Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. For public companies, this guidance is effective for annual or any interim goodwill impairment test in annual reporting periods beginning after December 15, 2020. For as long as we remain an EGC, the new guidance is effective for any annual or interim goodwill impairment test in annual reporting periods beginning after December 15, 2021. Early adoption is permitted and will be applied to any acquisitions after adoption on a prospective basis. While we continue to assess the potential impact of the adoption of this guidance, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. For public companies, this guidance is effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For as long as we remain an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2018 and interim periods within annual periods beginning after December 15, 2019. Early adoption is permitted and will be applied on a prospective basis. We are evaluating the potential impact of adopting this guidance on our consolidated financial statements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. During 2016 and 2017, the FASB continued to issue additional amendments to this new revenue guidance. For public companies, this new revenue guidance will be effective for annual reporting periods beginning after December 15, 2017, including interim periods within those fiscal years. For as long as we remain an EGC, the new guidance is effective for annual reporting periods beginning after December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019. Early adoption is permitted for annual periods beginning after December 15, 2016. We are evaluating the potential impact of this guidance on our consolidated financial statements.

3. Business Combinations

In February 2018, we acquired 100% of the outstanding equity of Alteryx ANZ Pty Limited, or ANZ, in Sydney, Australia, our exclusive master distributor in Australia and New Zealand. The total purchase consideration for the acquisition was approximately $4.8 million consisting of (i) $3.3 million in cash consideration, (ii) $1.2 million in contingent consideration payable in cash, and (iii) $0.3 million for the settlement of preexisting relationships.

The condensed consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. The preliminary allocation of the total purchase price for this acquisition was $0.3 million of net tangible assets, $3.4 million of identifiable intangible assets, consisting of customer contracts and relationships, and $1.1 million of residual goodwill, which was not tax deductible. This allocation is preliminary. The Company expects to complete the purchase price allocation during the three months ending June 30, 2018.

We determined the preliminary fair value of the customer contracts and relationships acquired in the acquisition using the multiple period excess earnings model. This model utilizes certain unobservable inputs, including discounted cash flows, historical and projected financial information, and customer attrition rates, classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Based on the valuation models, we determined the preliminary fair value of the customer contracts and relationships to be $3.4 million with a weighted-average amortization period of seven years.

A portion of the consideration for the acquisition is subject to earn-out provisions. Additional contingent earn-out consideration of up to $1.5 million may be paid out to the former shareholder of ANZ over two years upon the achievement of specified milestones. We utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. Based on this valuation model, we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date. See Note 4 for additional information on contingent earn-out consideration.

In January 2017, we acquired 100% of the outstanding equity of Semanta, s.r.o., or Semanta. The total purchase consideration was approximately $5.6 million and consisted primarily of $3.1 million of completed technology intangible assets, $2.9 million of goodwill, and $0.4 million of net liabilities assumed.

Pro forma information and revenue and operating results of the acquired companies have not been presented for these acquisitions as the impact is not material to our condensed consolidated financial statements.

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

The fair value of commercial paper, certificates of deposit, U.S. Treasury and agency bonds, and corporate bonds were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of commercial paper and certificates of deposit included observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. The valuation techniques used to measure the fair value of U.S. Treasury and agency bonds and corporate bonds included standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets or benchmark securities and data provided by third parties as many of the bonds are not actively traded.

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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2018 and December 31, 2017 (in thousands):

	As of March 31, 2018
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$37,302	$—	$37,302	$37,302	$—	$—

Level 1:
Money market funds	11,082	—	11,082	11,082	—	—

Subtotal	11,082	—	11,082	11,082	—	—

Level 2:
Commercial paper	3,495	—	3,495	2,749	746	—
Certificates of deposit	4,052	—	4,052	—	1,500	2,552
U.S. Treasury and agency bonds	103,537	(266)	103,271	7,944	76,425	18,902
Corporate bonds	46,668	(127)	46,541	—	41,139	5,402

Subtotal	157,752	(393)	157,359	10,693	119,810	26,856

Level 3	—	—	—	—	—	—

Total	$206,136	$(393)	$205,743	$59,077	$119,810	$26,856

	As of December 31, 2017
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$100,651	$—	$100,651	$100,651	$—	$—

Level 1:
Money market funds	19,065	—	19,065	19,065	—	—

Subtotal	19,065	—	19,065	19,065	—	—

Level 2:
U.S. Treasury and agency bonds	44,968	(176)	44,792	—	25,923	18,869
Corporate bonds	29,608	(50)	29,558	—	28,463	1,095

Subtotal	74,576	(226)	74,350	—	54,386	19,964

Level 3	—	—	—	—	—	—

Total	$194,292	$(226)	$194,066	$119,716	$54,386	$19,964

There were no transfers between Level 1, Level 2, or Level 3 securities during the three months ended March 31, 2018. As of March 31, 2018, there were 64 securities with a fair value of $139.6 million in an unrealized loss position for less than 12 months. The gross unrealized losses of $0.4 million as of March 31, 2018 were due to changes in market rates, and we have determined the losses are temporary in nature.

All the long-term investments had maturities of between one and two years in duration as of March 31, 2018. Cash and cash equivalents, restricted cash, and investments as of March 31, 2018 and December 31, 2017 held domestically were approximately $198.1 million and $181.3 million, respectively.

Contingent Consideration. Contingent consideration in connection with acquisitions is measured at fair value each reporting period based on significant unobservable inputs, classified as Level 3 measurement. See Note 3 for additional information on the valuation of the contingent consideration as of the acquisition date. The contingent earn-out consideration has been recorded in accrued expenses and other current liabilities and other liabilities in our accompanying condensed consolidated balance sheet with any changes in fair value each reporting period recorded in general and administrative expenses in our condensed consolidated statements of operations and comprehensive loss. Changes in fair value depend on several factors including estimates of the timing and ability to achieve the milestones.

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Beginning balance	$975	$—
Obligations assumed	1,200	1,160
Change in fair value	293	—
Settlement	(656)	—

Ending balance	$1,812	$1,160

Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 18,869 shares of Class A common stock to the former shareholders of Semanta in the three months ended March 31, 2018. In addition, 5,381 shares were earned, but held back for customary indemnification matters in accordance with the acquisition agreement, and the value of the shares is presented within additional paid-in capital in the condensed consolidated balance sheet as of March 31, 2018. Subject to any indemnification claims that may arise during the indemnification period, these shares will be issued to the former shareholders upon the completion of the indemnification period.

Instruments Not Recorded at Fair Value on a Recurring Basis. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. The fair value of assets acquired and liabilities assumed in a business acquisition are measured at the date of acquisition, and goodwill and other long-lived assets when they are held for sale or determined to be impaired. See Note 3 for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

5. Goodwill and Intangible Assets

The change in carrying amount of goodwill for the three months ended March 31, 2018 was as follows (in thousands):

Goodwill as of December 31, 2017	$8,750
Goodwill recorded in connection with acquisition	1,104
Effects of foreign currency translation	13

Goodwill as of March 31, 2018	$9,867

Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2018
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	6.9	$3,411	$(75)	$3,336
Completed Technology	5.7	9,180	(1,660)	7,520

		$12,591	$(1,735)	$10,856

	As of December 31, 2017
	Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	2.0	$40	$(12)	$28
Completed Technology	5.7	9,180	(1,213)	7,967

		$9,220	$(1,225)	$7,995

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$446	$65
Sales and marketing	63	—

Total	$509	$65

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2018 (in thousands):

Remainder of 2018	$1,740
2019	2,298
2020	1,985
2021	1,774
2022	1,228
Thereafter	1,831

Total amortization expense	$10,856

6. Equity Awards

Stock Options

Stock option activity during the three months ended March 31, 2018 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	5,196	$8.70
Granted	652	27.33
Exercised	(791)	4.50
Cancelled/forfeited	(92)	11.58

Options outstanding at March 31, 2018	4,965	$11.77

As of March 31, 2018, there was $18.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 3.1 years.

Restricted Stock Units

RSU activity during the three months ended March 31, 2018 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2017	464	$16.81
Granted	743	31.97
Vested	(68)	15.50
Cancelled/forfeited	(27)	19.35

RSUs outstanding at March 31, 2018	1,112	$26.96

As of March 31, 2018, total unrecognized compensation expense related to unvested RSUs was approximately $27.3 million, which is expected to be recognized over a weighted-average period of 3.7 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of revenue	$139	$121
Research and development	1,233	236
Sales and marketing	1,157	659
General and administrative	1,260	926

Total	$3,789	$1,942

7. Commitments and Contingencies

Leases

We have various non-cancelable operating leases for our offices. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.

Indemnification

In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of March 31, 2018 and December 31, 2017, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

Litigation

From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. Other than the matters described below, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably.

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

8. Income Taxes

The following table presents details of the provision for income taxes and our effective tax rates (in thousands except percentages):

	Three Months Ended
	March 31,
	2018	2017
Provision for income taxes	$106	$150
Effective tax rate	2.1%	2.7%

We account for income taxes according to ASC 740, Income Taxes, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) to each interim period, taking into account year-to-date amounts and projected results for the full year. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, became law. As of December 31, 2017, the Company had completed its accounting for the income tax effects of the Tax Act.

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

The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Options to purchase common stock	5,477	6,170
Unvested restricted stock units	794	379
Conversion of convertible preferred stock	—	13,345
Contingently issuable shares	21	—

Total shares excluded from net loss per share	6,292	19,894

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

Our operations outside the United States include sales offices in Australia, Canada, Czech Republic, France, Germany, Singapore, and the United Kingdom, and a research and development center in Ukraine. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended
	March 31,
	2018	2017
United States	$31,421	$22,596
International	11,400	5,949

Total	$42,821	$28,545

Revenue attributable to the United Kingdom comprised 10.8% and 9.0% of total revenue for the three months ended March 31, 2018 and 2017, respectively. Other than the United Kingdom, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 8, 2018. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

Overview

We are improving business through data science and analytics. Our end-to-end software platform enables users in an organization to improve business outcomes and the productivity of their business analysts and data scientists. Our subscription-based platform allows organizations to easily discover, prepare, blend, and analyze data from a multitude of sources and deliver data-driven decisions. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.

Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models to production. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2018, we had 3,673 customers in more than 70 countries, including over 400 of the Global 2000 companies.

We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three months ended March 31, 2018 and March 31, 2017. We also generate revenue from professional services, including training and consulting services.

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

The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2017	2018
Customers	2,565	2,823	3,054	3,392	3,673

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

The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2017	2017	2017	2017	2018
Dollar-based net revenue retention rate	133%	134%	133%	131%	132%

Components of Our Results of Operations

Revenue

We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three months ended March 31, 2018 and 2017. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a substantial majority of our revenue in any given period is attributable to our existing customers compared to new customers.

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

We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff and our annual U.S. and European Inspire customer conferences, will affect our sales and marketing expense in the particular quarter each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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

Other Expense, Net

Other expense, net, consists primarily of foreign exchange gains and losses from foreign currency transactions denominated in currency other than the functional currency, and interest income from our available-for-sale investments.

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

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Revenue	$42,821	$28,545
Cost of revenue(1)(2)	5,004	4,826

Gross profit	37,817	23,719

Operating expenses:
Research and development(1)	10,768	6,022
Sales and marketing(1)(2)	23,102	15,628
General and administrative(1)	9,795	7,683

Total operating expenses	43,665	29,333

Loss from operations	(5,848)	(5,614)
Other expense, net	768	97

Loss before provision for income taxes	(5,080)	(5,517)
Provision for income taxes	106	150

Net loss	$(5,186)	$(5,667)

(1)	Amounts include stock-based compensation expense as follows:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Cost of revenue	$139	$121
Research and development	1,233	236
Sales and marketing	1,157	659
General and administrative	1,260	926

Total	$3,789	$1,942

(2)	Amounts include amortization of intangible assets as follows:

	Three Months Ended March 31,
	2018	2017
Cost of revenue	$446	$65
Sales and marketing	63	—

Total	$509	$65

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended
	March 31,
	2018	2017
Revenue	100.0%	100.0%
Cost of revenue	11.7	16.9
Gross profit	88.3	83.1
Operating expenses:
Research and development	25.1	21.1
Sales and marketing	54.0	54.7
General and administrative	22.9	26.9
Total operating expenses	102.0	102.8
Loss from operations	(13.7)	(19.7)
Other expense, net	1.8	0.3
Loss before provision for ncome taxes	(11.9)	(19.3)
Provision for income taxes	0.2	0.5
Net loss	(12.1)	(19.9)

Comparison of the Three Months Ended March 31, 2018 and 2017

Revenue

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Revenue	$42,821	$28,545	$14,276	50.0%

The increase in our revenue was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three months ended March 31, 2018 and 2017, revenue attributed to existing customers was greater than 95% of our revenue.

Cost of Revenue and Gross Margin

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenue	$5,004	$4,826	$178	3.7%
% of revenue	11.7%	16.9%
Gross margin	88.3%	83.1%

A portion of our cost of revenue does not fluctuate directly with increases in revenue, such as amortization of intangible assets and costs associated with our community site, including employee-related costs. Accordingly, our gross margin improved due to operating leverage. In addition, the increase in gross margin was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services, an increase in the use of our community site for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue, and a decrease in data costs associated with licensed data providers due to lower royalty rates incurred in the current period.

Research and Development

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$10,768	$6,022	$4,746	78.8%
% of revenue	25.1%	21.1%

The increase in research and development expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $3.4 million due to higher headcount, an increase in consulting and outsourced labor costs of $1.0 million related to the use of third-party consultants and contractors to assist in certain development projects, and an increase of $0.3 million in allocated overhead expenses. As of March 31, 2018, we had 164 research and development personnel as compared to 129 as of March 31, 2017.

Sales and Marketing

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Sales and marketing	$23,102	$15,628	$7,474	47.8%
% of revenue	54.0%	54.7%

The increase in sales and marketing expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.0 million due to higher headcount, an increase of $0.6 million in marketing programs, and an increase of $0.6 million in allocated overhead expenses. As of March 31, 2018, we had 310 sales and marketing personnel as compared to 213 as of March 31, 2017.

General and Administrative

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
General and administrative	$9,795	$7,683	$2,112	27.5%
% of revenue	22.9%	26.9%

The increase in general and administrative expense for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.7 million due to higher headcount as we continued to expand our infrastructure to support our growth, and an increase of $0.7 million of allocated overhead expenses, offset in part by a decrease in consulting and professional fees of $0.7 million related to accounting and legal fees incurred as we prepared for our initial public offering, or IPO, during the three months ended March 31, 2017. As of March 31, 2018, we had 95 general and administrative personnel as compared to 67 as of March 31, 2017.

Other Income, Net

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Other income, net	$768	$97	$671	691.8%

Other income, net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The increase in other income for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to an increase in interest income due to an increase in balances of available for sale securities, and fluctuations in foreign currency against the U.S. Dollar.

Provision for Income Taxes

	Three Months Ended
	March 31,		Change
	2018	2017	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$106	$150	$(44)	*

*	Not meaningful

The change in the provision for income taxes for the three months ended March 31, 2018 as compared to the three months ended March 31, 2017 was primarily due to tax benefits associated with the exercise of stock options in the three months ended March 31, 2018, offset in part by foreign taxes associated with the expansion of our international operations.

Liquidity and Capital Resources

We had $205.7 million and $194.1 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of March 31, 2018 and December 31, 2017, respectively. The increase in cash, cash equivalents and short-term and long-term investments is primarily related to cash flows from operations of $12.1 million.

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

Cash Flows

The following table sets forth cash flows for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$12,101	$5,023
Net cash used in investing activities	(77,549)	(11,903)
Net cash provided by financing activities	4,640	117,185

Operating Activities

For the three months ended March 31, 2018, net cash provided by operating activities was $12.1 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $12.0 million and net non-cash activity of $5.3 million, offset in part by a net loss of $5.2 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $20.6 million from collections of annual billings invoiced during the three months ended December 31, 2017, offset in part by a decrease of $2.6 million in accrued payroll and payroll-related liabilities related to the payment of bonuses and commissions, an increase in prepaid and other current assets and other assets of $2.6 million related to the timing of payments for certain annual license subscriptions and customer conferences, and a decrease of deferred revenue of $1.9 million due to seasonality in billings. Net non-cash activity primarily consisted of stock-based compensation of $3.8 million and depreciation and amortization of $1.3 million.

For the three months ended March 31, 2017, net cash provided by operating activities was $5.0 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $7.8 million and net non-cash activity of $2.9 million, offset in part by a net loss of $5.7 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $11.2 million from collections of annual billings invoiced during the three months ended December 31, 2016, offset in part by a decrease of $3.5 million in accrued payroll and payroll-related liabilities related to the payment of bonuses and commissions. Net non-cash activity primarily consisted of stock-based compensation of $1.9 million and depreciation and amortization of $0.6 million.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2018 was $77.5 million, consisting primarily of $72.6 million of net purchases of investments, $3.5 million of net cash paid in connection with an acquisition of a business, and $1.4 million of purchases of property, plant and equipment.

Net cash used in investing activities for the three months ended March 31, 2017 was $11.9 million, consisting primarily of $7.5 million of net purchases of investments, $3.9 million of net cash paid in connection with an acquisition of a business, and $0.5 million of purchases of property, plant and equipment.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2018 was $4.6 million, consisting primarily of proceeds from stock option exercises of $5.0 million.

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

Contractual Obligations and Commitments

In the three months ended March 31, 2018 we entered into an amendment to an agreement and a new agreement with two of our licensed data providers, respectively. The terms of the agreements were for three to five years, and included total additional minimum commitments of $22.6 million in the aggregate, payable over the contractual terms.

There were no other material changes in our contractual obligations and commitments during the three months ended March 31, 2018 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements

As of March 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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

There have been no changes to our critical accounting policies disclosed in our Annual Report other than the changes to our significant accounting policies discussed in Note 2 of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Interest Rate Risk

We had cash and cash equivalents and short-term and long-term investments of $205.7 million as of March 31, 2018. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2018 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.

Inflation Risk

We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2018 that our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Remediation of Previously Disclosed Material Weakness

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017, or Annual Report, we identified a material weakness in our internal control over financial reporting related to the evaluation of the accounting impact of certain contractual terms in certain arrangements with licensed data providers.

As previously disclosed in our Annual Report, in response to the identified material weakness, we made changes to our internal control over financial reporting, including developing improved processes and controls for the identification and evaluation of the terms of contracts we enter into with licensed data providers and assessing and documenting accounting implications for certain arrangements with licensed data providers.

We have completed the documentation and testing of the changes noted above and our management, with the participation of our Chief Executive Officer and Chief Financial Officer, concluded that we have remediated the material weakness described above as of March 31, 2018.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. Other than the matters described in Note 7 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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

We have incurred net losses in each fiscal year since our inception, including net losses of $21.5 million, $24.3 million, and $17.5 million in the years ended December 31, 2015, 2016, and 2017, respectively. We also incurred a net loss of $5.2 million in the three months ended March 31, 2018. As of March 31, 2018, we had an accumulated deficit of $110.3 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

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

We have experienced rapid growth in a relatively short period of time. Our revenue grew from $28.5 million in the three months ended March 31, 2017 to $42.8 million in the three months ended March 31, 2018. Our number of full-time employees has increased significantly over the last year, from 469 employees as of March 31, 2017 to 629 employees as of March 31, 2018. During this period, we also established operations in a number of countries outside the United States.

We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we sell our platform to customers in more than 70 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Netherlands, Singapore, and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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

Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. For example, during the years ended December 31, 2016 and 2017, sales and marketing expenses represented 67% and 50% of our revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including Internet and other online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.

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

The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet driven processes or more traditional custom built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform, such as International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Moreover, business analytics software companies offer capabilities that are competitive with a subset of the solutions we provide, such as MicroStrategy Incorporated and TIBCO Software Inc.

In addition, other large software companies, such as salesforce.com, inc. and Amazon.com, Inc., and data visualization companies, such as Tableau Software, Inc. and Qlik Technologies, Inc., already provide products and services in adjacent markets and may decide to enter into our market. We also compete with open source initiatives and custom development efforts. We could also face competition from new market entrants, some of whom might be current technology partners of ours. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and services and technologies are introduced.

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

We are generating a growing portion of our revenue from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we recently acquired Alteryx ANZ Pty Limited in February 2018, which has operations in Australia. There are certain risks inherent in conducting international business, including:

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

Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. Accordingly, our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue results, due to the fact that, in accordance with U.S. GAAP, we recognize revenue from the sale of our platform over the term of the customer agreement. In addition, we have experienced increased sales and marketing expenses associated with our annual sales kickoff and our annual U.S. and European Inspire customer conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

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

From time to time, we have been subject to litigation. For example, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on AWS a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. These proceedings are further described in Note 7, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The complaints assert claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. Additional actions alleging similar claims could be brought in the future. These proceedings all remain in the early stages and we intend to vigorously defend against these claims. However, the outcome of any litigation, including the litigation relating to the third-party marketing dataset, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

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

Over the last decade, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.

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

We are obligated to develop and maintain proper and effective internal control over financial reporting. We previously identified a material weakness in our internal control over financial reporting and, although we believe the material weakness has since been remediated, we may in the future identify additional material weaknesses, or otherwise fail to maintain an effective system of internal control over financial reporting, and we may not be able to accurately or timely report our financial condition or operating results. The occurrence of any of the foregoing may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.

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

This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting, provided that our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting until our first annual report required to be filed with the SEC following the later of the date we are deemed to be an “accelerated filer” or a “large accelerated filer,” each as defined in the Exchange Act, or the date we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. We could remain an emerging growth company until the last day of the fiscal year following the fifth anniversary of the completion of our IPO; however, if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the end of the second quarter of a fiscal year prior to the fifth anniversary, we would cease to be an emerging growth company as of the following December 31 and our independent registered public accounting firm would be required to attest to the effectiveness of our internal control over financial reporting with the immediately following annual report. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

In the course of preparing our financial statements as of and for the year ended December 31, 2016, we identified a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness identified related to the evaluation of the accounting impact of certain contractual terms related to our arrangements with licensed data providers, which resulted in the misstatement in the recording of prepaid and other assets and royalty costs that were recorded in cost of revenue in the first three fiscal quarters of 2016.

In response to this material weakness, we made changes to our internal control over financial reporting, including developing improved processes and controls for the identification and evaluation of the terms of contracts we enter into with licensed data providers and assessing and documenting accounting implications for certain arrangements with licensed data providers.

Our management believes that these actions taken since the identification of the material weakness to remediate this material weakness have been fully implemented, and that, as of March 31, 2018, our internal control over financial reporting was operating effectively. As a result, we believe that the previously-identified material weakness in our internal controls has been remediated. However, we cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.

If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange.

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

Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we recently acquired Alteryx ANZ Pty Limited to further expand our customer reach into New Zealand and Australia. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.

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

In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an emerging growth company, we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 606. For as long as we remain an emerging growth company, ASC 606 will become effective for annual reporting periods beginning after

December 15, 2018, and interim reporting periods within annual reporting periods beginning after December 15, 2019, unless we choose to adopt it earlier or we exit emerging growth company status prior to the fifth anniversary of the completion of our IPO. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, sales commissions, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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

We are an emerging growth company, as defined in the JOBS Act, and, for so long as we continue to be an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors. In addition, if we cease to be an emerging growth company, we will no longer be able to use the extended transition period for complying with new or revised accounting standards and could be required to adopt new or revised accounting standards earlier than planned, which could divert management’s attention and resources and increase costs associated with the implementation of the new or revised accounting standards.

We will remain an emerging growth company until the earliest of (i) the last day of the fiscal year following the fifth anniversary of the effectiveness of our IPO, (ii) the last day of the first fiscal year in which our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous rolling three-year period, issued more than $1.0 billion in non-convertible debt securities, or (iv) the last day of the fiscal year in which the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of June 30.

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

The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $38.42, through March 31, 2018. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur could cause the market price of our Class A common stock to decline.

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 60,588,090 shares of our Class A and Class B common stock outstanding as of March 31, 2018. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.

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

In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding restricted stock units, or RSUs, will be available for immediate resale in the United States in the open market.

We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. For example, we agreed to issue shares of our Class A common stock with an aggregate value of up to $2.3 million upon the achievement of certain milestones in connection with our acquisition of Semanta, of which 31,361 shares of Class A common stock have been issued as of March 31, 2018, upon partial satisfaction of certain milestones. Any further such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(a) Unregistered Sales of Equity Securities

On February 23, 2018, we issued 18,869 shares of our Class A common stock to five individuals upon partial satisfaction of a contingent consideration earn-out provision entered into as part of the Semanta acquisition in January 2017.

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

None.

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

Date: May 10, 2018