Form 10-Q
period 2018-06-30
Alteryx, Inc.
filed 2018-08-09
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 001-38034
  _____________________________________________________
Alteryx, Inc.
(Exact name of registrant as specified in its charter)
_____________________________________________________

Delaware	90-0673106
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3345 Michelson Drive, Suite 400, Irvine, California	92612
(Address of principal executive offices)	(Zip Code)
(888) 836-4274
(Registrant’s telephone number, including area code)
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
_____________________________________________________
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

On August 2, 2018, there were 29,947,008 shares of the registrant’s Class A common stock outstanding and 30,928,305 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2018

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

•	expansion of our international operations and the impact on foreign tax expense;

•	maintaining a valuation allowance for domestic net deferred tax assets to the extent they are not expected to be recoverable;

•	the timing and method of settlement of our convertible senior notes;

•	the global opportunity for our self-service data analytics solutions;

•	our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;

•	the continued development of our user community, distribution channels and other partner relationships;

•	expansion of and within our customer base;

•	continued investments in research and development;

•	competitors and competition in our markets;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	remediation of a material weakness in our internal controls;

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$46,796	$30,319	$89,617	$58,864
Cost of revenue	5,269	5,294	10,273	10,120
Gross profit	41,527	25,025	79,344	48,744
Operating expenses:
Research and development	10,181	7,147	20,949	13,169
Sales and marketing	28,335	17,589	51,437	33,217
General and administrative	11,938	8,427	21,733	16,110
Total operating expenses	50,454	33,163	94,119	62,496
Loss from operations	(8,927)	(8,138)	(14,775)	(13,752)
Interest expense	(1,398)	—	(1,400)	—
Other income (expense), net	(834)	337	(64)	434
Loss before benefit from income taxes	(11,159)	(7,801)	(16,239)	(13,318)
Benefit from income taxes	(5,864)	(807)	(5,758)	(657)
Net loss	$(5,295)	$(6,994)	$(10,481)	$(12,661)
Less: Accretion of Series A redeemable convertible preferred stock	—	—	—	(1,983)
Net loss attributable to common stockholders	$(5,295)	$(6,994)	$(10,481)	$(14,644)
Net loss per share attributable to common stockholders, basic and diluted	$(0.09)	$(0.12)	$(0.17)	$(0.31)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	60,685	58,262	60,372	46,757
Other comprehensive loss, net of tax:
Net unrealized holding gain (loss) on investments, net of tax	45	(75)	(122)	(86)
Foreign currency translation adjustments, net of tax	(139)	(60)	(142)	(108)
Other comprehensive loss, net of tax	(94)	(135)	(264)	(194)
Total comprehensive loss	$(5,389)	$(7,129)	$(10,745)	$(12,855)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$98,571	$119,716
Short-term investments	232,044	54,386
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $1,673 and $1,714 as of June 30, 2018 and December 31, 2017, respectively	44,592	49,797
Deferred commissions	12,859	11,213
Prepaid expenses and other current assets	10,735	7,227
Total current assets	398,801	242,339
Property and equipment, net	10,482	7,492
Long-term investments	74,608	19,964
Goodwill	9,679	8,750
Intangible assets, net	10,267	7,995
Other assets	2,842	4,263
Deferred incomes taxes, net	612	613
Total assets	$507,291	$291,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,392	$522
Accrued payroll and payroll related liabilities	11,675	11,835
Accrued expenses and other current liabilities	11,610	8,270
Deferred revenue	115,713	110,213
Total current liabilities	147,390	130,840
Convertible senior notes, net	168,255	—
Deferred revenue	3,023	3,545
Other liabilities	3,290	3,313
Deferred income tax, net	222	214
Total liabilities	322,180	137,912
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 29,570 and 26,687 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively; 500,000 Class B shares authorized, 31,281 and 32,948 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	301,329	257,399
Accumulated deficit	(115,606)	(103,546)
Accumulated other comprehensive loss	(618)	(354)
Total stockholders’ equity	185,111	153,504
Total liabilities and stockholders’ equity	$507,291	$291,416
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards	1,197	1	6,775	—	—	6,776
Stock-based compensation	—	—	7,683	—	—	7,683
Equity component of convertible senior notes, net of issuance costs and tax	—	—	47,788	—	—	47,788
Purchase of capped calls	—	—	(19,113)	—	—	(19,113)
Equity-settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(142)	(142)
Unrealized loss on investments	—	—	—	—	(122)	(122)
Net loss	—	—	—	(10,481)	—	(10,481)
Balances at June 30, 2018	60,851	$6	$301,329	$(115,606)	$(618)	$185,111
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,481)	$(12,661)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,528	1,439
Stock-based compensation	7,683	4,175
Amortization of debt discount and issuance costs	1,261	—
Deferred income taxes	(6,033)	(1,048)
Provision for doubtful accounts, net of recoveries	(81)	784
Change in fair value of contingent consideration	455	158
Loss on disposal of assets	9	32
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	5,470	7,658
Deferred commissions	(1,746)	1,097
Prepaid expenses and other current assets and other assets	(3,604)	(929)
Accounts payable	7,028	1,961
Accrued payroll and payroll related liabilities	(153)	(734)
Accrued expenses and other current liabilities	(1,515)	989
Deferred revenue	5,364	2,563
Other liabilities	188	208
Net cash provided by operating activities	6,373	5,692
Cash flows from investing activities:
Purchases of property and equipment	(3,505)	(1,209)
Cash paid in business acquisitions, net of cash acquired	(3,537)	(9,097)
Purchases of investments	(271,817)	(76,053)
Maturities of investments	39,374	12,977
Net cash used in investing activities	(239,485)	(73,382)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	224,775	—
Purchase of capped calls	(19,113)	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	134,757
Payment of initial public offering costs	—	(797)
Payment of holdback funds from acquisition	(250)	—
Principal payments on capital lease obligations	(165)	(164)
Proceeds from exercise of stock options	6,824	1,006
Minimum tax withholding paid on behalf of employees for restricted stock units	(48)	—
Net cash provided by financing activities	212,023	134,802
Effect of exchange rate changes on cash and cash equivalents	(56)	(3)
Net increase (decrease) in cash and cash equivalents	(21,145)	67,109
Cash and cash equivalents—beginning of period	119,716	31,306
Cash and cash equivalents—end of period	$98,571	$98,415
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30, 2018
	2018	2017
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$956	$130
Consideration for business acquisition initially included in accrued expenses and other current liabilities and other liabilities	$1,200	$1,660
Consideration for business acquisition from issuance of common stock	$—	$5,285
Contingent consideration settled through issuance of common stock	$656	$—
Accretion of Series A redeemable convertible preferred stock	$—	$1,983
Deferred initial public offering costs recorded in accounts payable and accrued expenses	$—	$1,599
Conversion of Series A redeemable convertible preferred stock to common shares	$—	$101,165
Debt issuance costs recorded in accounts payable and accrued expenses and other current liabilities	$529	$—
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
The operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2017 other than, during the three months ended March 31, 2018, we adopted new accounting guidance related to stock-based compensation and to income tax effects of intra-entity transfers of assets other than inventory and, during the six months ended June 30, 2018 (see Note 6), we adopted accounting policies relating to our convertible senior notes that were issued in May and June 2018. See “Recently Adopted Accounting Pronouncements” below.
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
Convertible Senior Notes
Convertible senior notes are accounted for in accordance with the provisions of Accounting Standards Codification, or ASC, 470‑20, Debt with Conversion and Other Options. Convertible debt instruments that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to be separated into liability and equity components of the instrument. The carrying amount of the liability component of the instrument is computed by estimating the fair value of a similar liability without the conversion option. The carrying amount of the equity component, representing the conversion option, is then calculated by deducting the fair value of the liability component from the principal amount of the instrument. The difference between the principal amount and the liability component represents a debt discount that is amortized to interest expense over the respective term of the convertible debt instrument using the effective interest rate method. The equity component is not remeasured as long as it continues to meet the conditions for equity classification. Issuance costs incurred related to the issuance of convertible debt instruments are allocated to the liability and equity components based on their relative fair values.
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
As of December 31, 2017 and June 30, 2018, we determined that two and one of our distributors were VIEs under the guidance of ASC 810, Consolidation, respectively. These determinations were due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these VIE’s in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the VIEs were accounted for in the same manner as our other distributors and resellers. As of June 30, 2018 and December 31, 2017, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs. During the three months ended March 31, 2018, we acquired 100% of the outstanding equity of one of our VIEs. Our condensed consolidated financial statements include the assets and liabilities and the results of operations of the acquired company commencing as of the acquisition date. See Note 3 for additional information.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act, or the JOBS Act, we qualify as an emerging growth company, or EGC. However, we currently expect that we will no longer qualify as an EGC after December 31, 2018. While we maintain EGC status, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
In October 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-16, Intra-Entity Transfers of Assets Other Than Inventory. This guidance removes the prohibition in ASC 740, Income Taxes, or ASC 740, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The impact of adoption is recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the period of adoption. We early adopted ASU 2016-16 on January 1, 2018, resulting in the elimination of $1.4 million of deferred tax charges included in other assets in our consolidated balance sheet at December 31, 2017. We recorded the elimination of the deferred charge to accumulated deficit as of January 1, 2018.
In March 2016, the FASB issued ASU 2016-9, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-9, which simplifies several aspects of the accounting for share-based payment transactions and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters. We adopted ASU 2016-9 on January 1, 2018. Upon adoption, we recognized $2.4 million of previously unrecognized excess tax benefits related to stock awards using the modified retrospective transition method. We recorded the recognized excess tax benefits as a deferred tax asset, which was then fully offset by our U.S. federal and state deferred tax asset valuation allowance resulting in no impact to our accumulated deficit. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States. All future excess tax benefits resulting from the settlement of stock awards will be recorded to income tax expense. Additionally, upon adoption, we changed our accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate, the result of which was recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit and additional paid-in-capital of $0.1 million as of January 1, 2018.
Recently Issued Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. If we no longer qualify as an EGC, this guidance will be effective for us for annual or any interim goodwill impairment test in annual reporting periods beginning after December 15, 2020. Early adoption is permitted and will be applied to any acquisitions after adoption on a prospective basis. While we continue to assess the potential impact of the adoption of this guidance, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. If we no longer qualify as an EGC after December 31, 2018, this guidance will be effective for us for the annual reporting period for the year ending December 31, 2018, and for interim and annual reporting periods thereafter. Early adoption is permitted and will be applied on a prospective basis. We are evaluating the potential impact of adopting this guidance on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. If we no longer qualify as an EGC after December 31, 2018, this guidance will be effective for us for the year ending December 31, 2018, and for interim and annual reporting periods thereafter, and should be applied using a retrospective transition method to each period presented. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We have not yet determined the timing of adoption. We currently present changes in restricted cash within investing activities and so the adoption of this guidance will result in changes in net cash flows from investing activities and to certain beginning and ending cash and cash equivalent totals shown on our consolidated statement of cash flows.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including presentation of cash flows relating to contingent consideration payments, proceeds from the settlement of insurance claims, and debt prepayment or debt extinguishment costs, among other matters. If we no longer qualify as an EGC after December 31, 2018, this guidance will be effective for us for the annual reporting period for the year ending December 31, 2018, and for interim and annual reporting periods thereafter. Early adoption is permitted, including adoption in an interim period. If adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Adoption of this guidance is required to be applied using a retrospective transition method to each period presented, unless impracticable to do so. We are currently evaluating the potential impact of this guidance on our consolidated statement of cash flows.
In February 2016, the FASB issued ASU 2016-02, Leases, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-2, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. If we no longer qualify as an EGC after December 31, 2018, this guidance will be effective for us for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, and is required to be applied using a modified retrospective approach with an option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings on the date of adoption. Early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-9 by one year. During 2016 and 2017, the FASB continued to issue additional amendments to this new revenue guidance. If we no longer qualify as an EGC after December 31, 2018, this guidance will be effective for us for the annual reporting period for the year ending December 31, 2018, and for interim and annual reporting periods thereafter. Early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.
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
The condensed consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. The allocation of the total purchase price for this acquisition was $0.3 million of net tangible assets, $3.5 million of identifiable intangible assets, consisting of customer contracts and relationships, and $1.0 million of residual goodwill, which was not tax deductible.
We determined the fair value of the customer contracts and relationships acquired in the acquisition using the multiple period excess earnings model. This model utilizes certain unobservable inputs, including discounted cash flows, historical and projected financial information, and customer attrition rates, classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Based on the valuation models, we determined the fair value of the customer contracts and relationships to be $3.5 million with a weighted-average amortization period of seven years.
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
In May 2017, we acquired 100% of the outstanding equity of Yhat Inc., or Yhat. The total purchase consideration was approximately $10.8 million and consisted of primarily $6.1 million of completed technology intangible assets, $5.8 million of goodwill, and $1.1 million of net liabilities assumed.
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
We have not elected the fair value option as prescribed by ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, material financial assets and liabilities not carried at fair value, such as our convertible senior notes and accounts receivable and payables, are reported at their carrying values.
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2018 and December 31, 2017 (in thousands):

	As of June 30, 2018
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$61,061	$—	$61,061	$61,061	$—	$—
Level 1:
Money market funds	36,262	—	36,262	36,262	—	—
Subtotal	36,262	—	36,262	36,262	—	—
Level 2:
Commercial paper	1,545	—	1,545	—	1,545	—
Certificates of deposit	7,903	—	7,903	—	7,153	750
U.S. Treasury and agency bonds	211,312	(240)	211,072	—	167,625	43,447
Corporate bonds	87,489	(109)	87,380	1,248	55,721	30,411
Subtotal	308,249	(349)	307,900	1,248	232,044	74,608
Level 3	—	—	—	—	—	—
Total	$405,572	$(349)	$405,223	$98,571	$232,044	$74,608

	As of December 31, 2017
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$100,651	$—	$100,651	$100,651	$—	$—
Level 1:
Money market funds	19,065	—	19,065	19,065	—	—
Subtotal	19,065	—	19,065	19,065	—	—
Level 2:
U.S. Treasury and agency bonds	44,968	(176)	44,792	—	25,923	18,869
Corporate bonds	29,608	(50)	29,558	—	28,463	1,095
Subtotal	74,576	(226)	74,350	—	54,386	19,964
Level 3	—	—	—	—	—	—
Total	$194,292	$(226)	$194,066	$119,716	$54,386	$19,964
There were no transfers between Level 1, Level 2, or Level 3 securities during the six months ended June 30, 2018. We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.  We have determined the gross unrealized losses of $0.4 million as of June 30, 2018 were due to changes in market rates, and are temporary in nature.
All the long-term investments had maturities of between one and two years in duration as of June 30, 2018. Cash and cash equivalents, restricted cash, and investments as of June 30, 2018 and December 31, 2017 held domestically were approximately $396.5 million and $181.3 million, respectively.
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
The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Beginning balance	$1,812	$1,160	$975	$—
Obligations assumed	—	—	1,200	1,160
Change in fair value	162	158	455	158
Settlement	—	—	(656)	—
Ending balance	$1,974	$1,318	$1,974	$1,318
Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 18,869 shares of Class A common stock to the former shareholders of Semanta in the three months ended March 31, 2018. In addition, 5,381 shares were earned, but held back for customary indemnification matters in accordance with the acquisition agreement, and the value of the shares is presented within additional paid-in capital in the condensed consolidated balance sheet as of June 30, 2018. Subject to any indemnification claims that may arise during the indemnification period, these shares will be issued to the former shareholders upon the completion of the indemnification period.
Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our convertible senior notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our convertible senior notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2018, the fair value of our convertible senior notes was $252.1 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
5. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2018 was as follows (in thousands):

Goodwill as of December 31, 2017	$8,750
Goodwill recorded in connection with acquisition	994
Effects of foreign currency translation	(65)
Goodwill as of June 30, 2018	$9,679
Intangible assets consisted of the following (in thousands, except years):

	As of June 30, 2018
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	7.0	$3,397	$(199)	$3,198
Completed Technology	5.7	9,180	(2,111)	7,069
		$12,577	$(2,310)	$10,267
	As of December 31, 2017
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	2.0	$40	$(12)	$28
Completed Technology	5.7	9,180	(1,213)	7,967
		$9,220	$(1,225)	$7,995

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$451	$236	$897	$301
Sales and marketing	128	2	191	2
Total	$579	$238	$1,088	$303
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2018 (in thousands):

Remainder of 2018	$1,164
2019	2,296
2020	1,983
2021	1,772
2022	1,226
Thereafter	1,826
Total amortization expense	$10,267

6. Convertible Senior Notes
In May and June 2018, we offered and sold $230.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the convertible senior notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the convertible senior notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act. The convertible senior notes were issued in accordance with an indenture, or the Indenture, between us and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the convertible senior notes were $224.2 million after deducting issuance costs.
The convertible senior notes are our senior, unsecured obligations, and interest of 0.50% per year is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. The convertible senior notes will mature on June 1, 2023, unless repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding March 1, 2023, the convertible senior notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The convertible senior notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the convertible senior notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the convertible senior notes with cash.
Prior to the close of business on the business day immediately preceding March 1, 2023, the convertible senior notes are convertible at the option of the holders under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ending on June 30, 2018 (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the convertible senior notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of convertible senior notes for each day of that ten day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of the convertible senior notes on such trading day; or

•	upon the occurrence of specified corporate events described in the Indenture.
We may not redeem the convertible senior notes prior to the maturity date. Holders of the convertible senior notes have the right to require us to repurchase for cash all or a portion of their convertible senior notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the Indenture. We are also required to increase the conversion rate for holders who convert their convertible senior notes in connection with certain corporate events occurring prior to the maturity date.
The convertible senior notes will be our senior unsecured obligations and will rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the convertible senior notes and equal in right of payment to all of our existing and future liabilities that are not subordinated. The convertible senior notes are effectively junior to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
In accounting for the issuance of the convertible senior notes, we separated the convertible senior notes into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the convertible senior notes. The difference between the principal amount of the convertible senior notes and the liability component is amortized to interest expense over the term of the convertible senior notes using the effective interest method. The equity component, net of issuance costs, is presented within additional paid-in-capital in our condensed consolidated balance sheet, and will not be remeasured as long as it continues to meet the requirements for equity classification.
The convertible senior notes consisted of the following (in thousands):

As of June 30, 2018
Liability:
Principal	$230,000
Less: debt discount, net of amortization	(61,745)
Net carrying amount	$168,255

Equity, net of issuance costs	$57,251
The following table sets forth interest expense recognized related to the convertible senior notes (in thousands, except effective interest rate):

Six Months Ended
June 30, 2018
Contractual interest expense	$137
Amortization of debt issuance costs and discount	1,261
Total	$1,398
Effective interest rate of the liability component	7.00%
Capped Call
In connection with the pricing of the convertible senior notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the convertible senior notes and other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the convertible senior notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the convertible senior notes, with an initial strike price of approximately $44.33 per share, which corresponds to the initial conversion price of the convertible senior notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the convertible senior notes, and have a cap price of $62.22 per share. The cost of the purchased capped calls of $19.1 million was recorded as a reduction to additional paid-in-capital in our condensed consolidated balance sheet.
7. Equity Awards
Stock Options
Stock option activity during the six months ended June 30, 2018 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	5,196	$8.70
Granted	652	27.33
Exercised	(1,042)	5.19
Cancelled/forfeited	(132)	11.49
Options outstanding at June 30, 2018	4,674	$12.00
As of June 30, 2018, there was $16.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.9 years.
Restricted Stock Units
RSU activity during the six months ended June 30, 2018 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2017	464	$16.81
Granted	879	32.57
Vested	(82)	15.86
Cancelled/forfeited	(41)	23.73
RSUs outstanding at June 30, 2018	1,220	$27.99
As of June 30, 2018, total unrecognized compensation expense related to unvested RSUs was approximately $29.5 million, which is expected to be recognized over a weighted-average period of 3.5 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cost of revenue	$206	$124	$345	$245
Research and development	721	463	1,954	699
Sales and marketing	1,613	524	2,770	1,183
General and administrative	1,354	1,177	2,614	2,103
Total	$3,894	$2,288	$7,683	$4,230

8. Commitments and Contingencies
Leases
We have various non-cancelable operating leases for our offices. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of June 30, 2018 and December 31, 2017, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
Four putative consumer class action lawsuits have been filed against us in U.S. federal courts relating to the AWS Matter: (1) Kacur v. Alteryx, Inc., Case No. 8:17-cv-2222 (C.D. Cal) (asserting claims for putative national class and Ohio subclass); (2) Jackson v. Alteryx, Inc., Case No. 3:17-cv-02021 (D. Or.) (asserting claims for putative Oregon class); (3) Foskaris v. Alteryx, Inc., Case No. 2:17-cv-03088 (D. Nev.), (asserting claims for putative national class and Nevada subclass); and (4) Ruderman et al. v. Alteryx, Inc., Case No. 8:18-cv-00022 (C.D. Cal.) (asserting claims for putative national class and Florida, New Jersey, and New York subclasses). Three actions were filed on December 20, 2017 (Kacur, Jackson, Foskaris), and the fourth was filed on January 8, 2018 (Ruderman). The plaintiffs in these cases, who purport to represent various classes of individuals whose information was contained within the dataset, claim to have been harmed or to be facing harm as a result of the exposure of their personal information. The complaints assert claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common-law negligence. Additional actions alleging similar claims could be brought in the future.  The Jackson action was dismissed with prejudice on April 30, 2018.  The Ruderman, Kacur, and Foskaris actions all remain in the early stages.  On February 9, 2018, the Ruderman and Kacur actions were consolidated into a single action pending at Case No. 8:17-cv-2222 (C.D. Cal.)  On June 5, 2018, the Foskaris action was transferred from the District of Nevada to the Central District of California and is now pending at Case No. 8:18-cv-00963.  We do not currently anticipate that the ultimate resolutions will have a material adverse impact to our financial statements.

9. Income Taxes
The following table presents details of the benefit from income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Benefit from income taxes	$(5,864)	$(807)	$(5,758)	$(657)
Effective tax rate	(52.5)%	(10.3)%	(35.5)%	(4.9)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) to each interim period, taking into account year-to-date amounts and projected results for the full year.  We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions and tax shortfalls related to the settlement of stock-based awards, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, became law. As of December 31, 2017, we completed our accounting for the income tax effects of the Tax Act, including our election of accounting policy that recognizes the deferred tax effects of future inclusions of global intangible low-taxed income, or GILTI, in the period we become subject to GILTI.
The issuance of the convertible senior notes during the three months ended June 30, 2018 resulted in a temporary difference between the carrying amount and tax basis of the convertible senior notes. This taxable temporary difference resulted in the recognition of a $9.5 million deferred tax liability, which was recorded as an offset to additional paid-in-capital. In accordance with ASC 740-20, Intraperiod Tax Allocation, the deferred tax liability provided an additional source of income to realize the benefit from the current year loss from continuing operations, which resulted in the recognition of a $6.0 million income tax benefit during the three months ended June 30, 2018.
We evaluate whether to record a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, using a “more likely than not” realization standard, including our cumulative losses, and the amount and timing of future taxable income. Based on our review, we will continue to maintain a full valuation allowance against our U.S. deferred tax assets.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018 the Ninth Circuit Court of Appeals subsequently withdrew its opinion. The opinion and subsequent reversal did not have a material impact to our financial statements.
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

The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Options to purchase common stock	4,917	6,035	5,195	6,099
Unvested restricted stock units	1,160	434	978	407
Conversion of convertible preferred stock	—	—	—	6,635
Contingently issuable shares	10	—	16	—
Total shares excluded from net loss per share	6,087	6,469	6,189	13,141
It is our current intent to settle the principal amount of the convertible senior notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net loss per share. The conversion option may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the conversion price of the convertible senior notes of $44.33 per share. For all periods in which the convertible senior notes were outstanding, the weighted-average price per share of our Class A common stock was below the conversion price of the convertible senior notes.
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
Our operations outside the United States include sales offices in Australia, Canada, Czech Republic, France, Germany, Japan, Singapore, and the United Kingdom, and a research and development center in Ukraine. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
United States	$33,530	$23,701	$64,951	$46,293
International	13,266	6,618	24,666	12,571
Total	$46,796	$30,319	$89,617	$58,864
Revenue attributable to the United Kingdom comprised 11.0% and 10.9% of total revenue for the three and six months ended June 30, 2018, respectively, and 8.7% and 8.8% of total revenue for the three and six months ended June 30, 2017, respectively. Other than the United Kingdom, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented.

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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models to production. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2018, we had 3,940 customers in more than 70 countries, including nearly 500 of the Global 2000 companies.
We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three and six months ended June 30, 2018 and June 30, 2017. We also generate revenue from professional services, including training and consulting services.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2017	2017	2017	2017	2018	2018
Customers	2,565	2,823	3,054	3,392	3,673	3,940

Dollar-Based Net Revenue Retention Rate. We believe that our dollar-based net revenue retention rate is a key measure to provide insight into the long-term value of our customers and our ability to retain and expand revenue from our customer base over time. Our dollar-based net revenue retention rate is a trailing four-quarter average of the subscription revenue from a cohort of customers in a quarter as compared to the same quarter in the prior year. A dollar-based net revenue retention rate equal to 100% would indicate that we received the same amount of revenue from our cohort of customers in the current quarter as we did in the same quarter of the prior year. A dollar-based net revenue retention rate less than 100% would indicate that we received less revenue from our cohort of customers in the current quarter than we did in the same quarter of the prior year.
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
The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2017	2017	2017	2017	2018	2018
Dollar-based net revenue retention rate	133%	134%	133%	131%	132%	131%
Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three and six months ended June 30, 2018 and 2017. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a substantial majority of our revenue in any given period is attributable to our existing customers compared to new customers.
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
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff and our annual U.S. and European Inspire user conferences, will affect our sales and marketing expense in the particular quarter each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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
Interest Expense
Interest expense consists primarily of interest expense on our 0.50% Convertible Senior Notes due 2023, or convertible senior notes, including the amortization of the debt discount and issuance costs.
Other Income (Expense), Net
Other income (expense), net, consists primarily of foreign exchange gains and losses from foreign currency transactions denominated in currency other than the functional currency, and interest income from our available-for-sale investments.
Benefit From Income Taxes
Benefit from income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, and discrete tax benefits related to the issuance of our convertible senior notes and business acquisitions. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue. We maintain a valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development to the extent that they are not expected to be recoverable. Due to our history of domestic losses, we expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$46,796	$30,319	$89,617	$58,864
Cost of revenue(1)(2)	5,269	5,294	10,273	10,120
Gross profit	41,527	25,025	79,344	48,744
Operating expenses:
Research and development(1)	10,181	7,147	20,949	13,169
Sales and marketing(1)(2)	28,335	17,589	51,437	33,217
General and administrative(1)	11,938	8,427	21,733	16,110
Total operating expenses	50,454	33,163	94,119	62,496
Loss from operations	(8,927)	(8,138)	(14,775)	(13,752)
Interest expense	(1,398)	—	(1,400)	—
Other income (expense), net	(834)	337	(64)	434
Loss before benefit from income taxes	(11,159)	(7,801)	(16,239)	(13,318)
Benefit from income taxes	(5,864)	(807)	(5,758)	(657)
Net loss	$(5,295)	$(6,994)	$(10,481)	$(12,661)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$206	$124	$345	$245
Research and development	721	463	1,954	699
Sales and marketing	1,613	524	2,770	1,183
General and administrative	1,354	1,177	2,614	2,103
Total	$3,894	$2,288	$7,683	$4,230

(2) Amounts include amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$451	$236	$897	$301
Sales and marketing	128	2	191	2
	$579	$238	$1,088	$303
The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.3	17.5	11.5	17.2
Gross profit	88.7	82.5	88.5	82.8
Operating expenses:
Research and development	21.8	23.6	23.4	22.4
Sales and marketing	60.6	58.0	57.4	56.4
General and administrative	25.5	27.8	24.3	27.4
Total operating expenses	107.8	109.4	105.0	106.2
Loss from operations	(19.1)	(26.8)	(16.5)	(23.4)
Interest expense	(3.0)	—	(1.6)	—
Other income (expense), net	(1.8)	1.1	(0.1)	0.7
Loss before benefit from income taxes	(23.8)	(25.7)	(18.1)	(22.6)
Benefit from income taxes	(12.5)	(2.7)	(6.4)	(1.1)
Net loss	(11.3)	(23.1)	(11.7)	(21.5)
Comparison of the Three and Six Months Ended June 30, 2018 and 2017
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Revenue	$46,796	$30,319	$16,477	54.3%	$89,617	$58,864	$30,753	52.2%

The increase in our revenue for the three and six months ended June 30, 2018 was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three and six months ended June 30, 2018 and 2017, revenue attributed to existing customers was greater than 95% of our revenue.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenue	$5,269	$5,294	$(25)	(0.5)%	$10,273	$10,120	$153	1.5%
% of revenue	11.3%	17.5%			11.5%	17.2%
Gross margin	88.7%	82.5%			88.5%	82.8%
A portion of our cost of revenue does not fluctuate directly with increases in revenue, such as amortization of intangible assets and costs associated with our community site, including employee-related costs. Accordingly, our gross margin improved due to operating leverage for the three and six months ended June 30, 2018. In addition, the increase in gross margin for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017 was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services, an increase in the use of our community site for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue, and a decrease in data costs associated with licensed data providers due to lower royalty rates incurred in the current period.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$10,181	$7,147	$3,034	42.5%	$20,949	$13,169	$7,780	59.1%
% of revenue	21.8%	23.6%			23.4%	22.4%
The increase in research and development expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.7 million due to higher headcount, an increase in consulting and outsourced labor costs of $0.7 million related to the use of third-party consultants and contractors to assist in certain development projects, and an increase of $0.6 million in allocated overhead expenses. As of June 30, 2018, we had 169 research and development personnel as compared to 147 as of June 30, 2017.
The increase in research and development expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $5.0 million due to higher headcount, an increase in consulting and outsourced labor costs of $1.7 million related to the use of third-party consultants and contractors to assist in certain development projects, and an increase of $0.9 million in allocated overhead expenses.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Sales and marketing	$28,335	$17,589	$10,746	61.1%	$51,437	$33,217	$18,220	54.9%
% of revenue	60.6%	58.0%			57.4%	56.4%

The increase in sales and marketing expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.8 million due to higher headcount, an increase of $2.0 million in marketing programs, including increased costs associated with our annual Inspire user conference in the United States, an increase in consulting and professional fees of $1.1 million primarily related to our partner referral fees, and an increase of $0.6 million in allocated overhead expenses. As of June 30, 2018, we had 334 sales and marketing personnel as compared to 216 as of June 30, 2017.
The increase in sales and marketing expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $12.8 million due to higher headcount, an increase of $2.6 million in marketing programs, including increased costs associated with our annual Inspire user conference in the United States, an increase of $1.3 million in consulting and professional fees primarily related to our partner referral fees, and an increase of $1.2 million in allocated overhead expenses.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
General and administrative	$11,938	$8,427	$3,511	41.7%	$21,733	$16,110	$5,623	34.9%
% of revenue	25.5%	27.8%			24.3%	27.4%
The increase in general and administrative expense for the three months ended June 30, 2018 as compared to the three months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.7 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase of $1.6 million in consulting and professional fees related to projects to expand our infrastructure and processes, and an increase of $0.4 million in allocated overhead expenses. As of June 30, 2018, we had 110 general and administrative personnel as compared to 72 as of June 30, 2017.
The increase in general and administrative expense for the six months ended June 30, 2018 as compared to the six months ended June 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $3.5 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase of $1.0 million in consulting and professional fees related to projects to expand our infrastructure and processes, and an increase of $1.1 million in allocated overhead expenses.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Interest expense	$(1,398)	$—	$(1,398)	*	$(1,400)	$—	$(1,400)	*

*	Not meaningful
The increase in interest expense is primarily due to the issuance of our convertible senior notes during the three months ended June 30, 2018.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(834)	$337	$(1,171)	(347.5)%	$(64)	$434	$(498)	(114.7)%

Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The decrease in other income (expense), net for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily due to fluctuations in foreign currency against the U.S. Dollar, offset in part by an increase in interest income due to an increase in balances of available-for-sale securities.
Benefit From Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Benefit from income taxes	$(5,864)	$(807)	$(5,057)	*	$(5,758)	$(657)	$(5,101)	*

*	Not meaningful
The change in the benefit from income taxes for the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2017 was primarily due to the tax benefit associated with the issuance of our convertible senior notes during the three months ended June 30, 2018, offset in part by the tax benefit from the business acquisition of Yhat Inc. in May 2017 and foreign taxes associated with the expansion of our international operations.
Liquidity and Capital Resources
We had $405.2 million and $194.1 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of June 30, 2018 and December 31, 2017, respectively. In May and June 2018, we offered and sold $230.0 million aggregate principal amount of our convertible senior notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the convertible senior notes, in a private offering. In connection with the issuance of the convertible senior notes, we entered into capped call transactions with respect to our Class A common stock. Net proceeds from the issuance of the convertible senior notes was $205.7 million after deducting issuance costs and the costs of the capped call transactions.
Our principal uses of cash are funding our operations and other working capital requirements.
We believe that our existing cash and cash equivalents and short-term investments and any positive cash flows from operations will be sufficient to support our working capital and capital expenditure requirements for at least the next 12 months. To the extent existing cash and cash equivalents and short-term investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. Any additional equity or convertible debt financing may be dilutive to stockholders. In the event that additional financing is required from outside sources, we may not be able to raise it on terms acceptable to us, or at all. If we are unable to raise additional capital when desired, our business, operating results, and financial condition could be adversely affected.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$6,373	$5,692
Net cash used in investing activities	(239,485)	(73,382)
Net cash provided by financing activities	212,023	134,802
Operating Activities
For the six months ended June 30, 2018, net cash provided by operating activities was $6.4 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $11.0 million and net non-cash activity of $5.8 million, offset in part by a net loss of $10.5 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $5.5 million from collections of annual billings invoiced during the three months ended December 31, 2017, an increase in deferred revenue of $5.4 million due to increased billings in the six months ended June 30, 2018, and an increase in accounts payable of $7.0 million due to the timing of payments, offset in part by an increase in prepaid and other current assets and other assets of $3.6 million related to the timing of payments for certain annual license subscriptions and insurance premiums and an increase in deferred commissions of $1.7 million related to increased billings. Net non-cash activity primarily consisted of stock-based compensation of $7.7 million, depreciation and amortization of $2.5 million, and amortization of debt discount of $1.3 million, offset in part by deferred income taxes of $6.0 million.
For the six months ended June 30, 2017, net cash provided by operating activities was $5.7 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $12.8 million and net non-cash activity of $5.5 million, offset in part by a net loss of $12.7 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $7.7 million from collections of annual billings invoiced during the three months ended December 31, 2016 and an increase in deferred revenue of $2.6 million due to increased billings. Net non-cash activity primarily consisted of stock-based compensation of $4.2 million and depreciation and amortization of $1.4 million.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2018 was $239.5 million, consisting primarily of $232.4 million of net purchases of investments, $3.5 million of net cash paid in connection with an acquisition of a business, and $3.5 million of purchases of property, plant and equipment.
Net cash used in investing activities for the six months ended June 30, 2017 was $73.4 million, consisting primarily of $63.1 million of net purchases of investments, $9.1 million of net cash paid in connection with an acquisition of a business, and $1.2 million of purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2018 was $212.0 million, consisting primarily of proceeds from the issuance of our convertible senior notes, net of issuance costs, of $224.8 million and proceeds from stock option exercises of $6.8 million, offset in part by the purchase of the capped calls of $19.1 million.
Net cash provided by financing activities for the six months ended June 30, 2017 was $134.8 million, consisting primarily of proceeds from our IPO of $134.8 million and $1.0 million of proceeds from stock option exercises, partially offset by $0.8 million in payments of IPO costs.
Contractual Obligations and Commitments
Our primary contractual obligations consist of our convertible senior notes, obligations under operating leases for office facilities, contractual purchase obligations for licenses of third-party syndicated data, and contingent consideration associated with business acquisitions. In the six months ended June 30, 2018, we entered into four amendments to agreements and a new agreement with five of our licensed data providers. The terms of the agreements were for one to five years, and included total additional minimum commitments of $31.5 million in the aggregate, payable over the contractual terms. See Note 6 for further discussion on the issuance of our convertible senior notes and Note 4 for further discussion on our contingent consideration.

Off-Balance Sheet Arrangements
As of June 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $405.2 million as of June 30, 2018. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2018 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Our convertible senior notes bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our convertible senior notes.

Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2018 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. Other than the matters described in Note 8 of the notes to our condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
We have incurred net losses in each fiscal year since our inception, including net losses of $21.5 million, $24.3 million, and $17.5 million in the years ended December 31, 2015, 2016, and 2017, respectively. We also incurred a net loss of $10.5 million in the six months ended June 30, 2018. As of June 30, 2018, we had an accumulated deficit of $115.6 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $58.9 million in the six months ended June 30, 2017 to $89.6 million in the six months ended June 30, 2018. Our number of full-time employees has increased significantly over the last year, from 492 employees as of June 30, 2017 to 674 employees as of June 30, 2018. During this period, we also established operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we sell our platform to customers in more than 70 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Nearly all our revenue has come from sales of our subscription-based software platform, and we expect these sales to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new products and services. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations, as may other developments. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
We derive substantially all of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Within the last twelve months, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue. In addition, these products are designed to be used with our Alteryx Server product and will not be sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our revenue growth could be slower than we expect and our business may be harmed.
Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.

Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from achieving or sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. For example, during the years ended December 31, 2016 and 2017, sales and marketing expenses represented 67% and 50% of our revenue, respectively. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including Internet and other online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
In addition, other large software companies, such as salesforce.com, inc. and Amazon.com, Inc., and data visualization companies, such as Tableau Software, Inc. and Qlik Technologies, Inc., provide products and services in similar and adjacent markets and may decide to enter into our market. We also compete with open source initiatives and custom development efforts. We could also face competition from new market entrants, some of whom might be current technology partners of ours. We expect competition to increase as other established and emerging companies enter the business analytics software market, as customer requirements evolve and as new products and services and technologies are introduced.
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than we do. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Our current and potential competitors may develop and market new technologies with comparable functionality to our platform. We may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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
We are generating a growing portion of our revenue from international sales, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we acquired Alteryx ANZ Pty Limited in February 2018, which has operations in Australia. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates;

•	new, or changes in, regulatory requirements;

•	tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;

•	costs of localizing products and services;

•	lack of acceptance of localized products and services;

•	the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;

•
challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;

•	difficulties in maintaining our company culture with a dispersed and distant workforce;

•	tax issues, including with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	economic weakness or currency related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, encryption, and taxes;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•
the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;

•	dependence on certain third parties, including resellers with whom we do not have extensive experience;

•	corporate espionage; and

•	political instability and security risks in the countries where we are doing business.
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
Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
As a result of customer purchasing patterns, our quarterly sales cycles are generally more heavily weighted toward the end of each quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizeable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close.
Our business is affected by seasonality.
Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. Accordingly, our cash flow from operations has historically been higher in the first quarter of each calendar year than in other quarters. This seasonality is reflected to a much lesser extent, and sometimes is not immediately apparent, in our revenue results, due to the fact that, in accordance with U.S. GAAP, we recognize revenue from the sale of our platform over the term of the customer agreement. In addition, we have experienced increased sales and marketing expenses associated with our annual sales kickoff and our annual U.S. and European Inspire user conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Accordingly, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions.

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

Indemnity provisions in various agreements potentially expose us to substantial liability for intellectual property infringement and other losses.
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, operating results and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and operating results.
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
Contractual disputes with our customers could be costly, time-consuming, and harm our reputation.
Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including security obligations, indemnification and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.
Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, or pay those amounts more slowly, either of which could adversely affect our operating results, financial position, and cash flow.

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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from new products and services;

•	our ability to maintain and grow our customer base;

•	our ability to expand our number of partners and distribution of our platform;

•	the development and introduction of new products and services by us or our competitors;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	seasonal purchasing patterns of our customers;

•	the timing of our Inspire user conferences;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and

•	general economic conditions in either domestic or international markets.
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results, and financial condition.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve. Various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the European Commission adopted a new law regarding data practices called the General Data Protection Regulation, or GDPR, which became effective in May 2018, and supersedes previous EU data protection legislation. The GDPR imposes new and more stringent EU data protection requirements, which could increase the risk of non-compliance and the costs of providing our products and services in a compliant matter. The GDPR provides for greater monetary penalties for noncompliance, including a penalty of up to the greater of €20 million or 4% of total worldwide annual turnover. In addition, the California Consumer Privacy Act was also recently passed and creates new data privacy rights for users, effective in 2020. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
Future litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we have been subject to litigation. For example, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on AWS a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. These proceedings are further described in Note 8, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The complaints assert claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. Additional actions alleging similar claims could be brought in the future. As further described in Note 8, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements, one of the actions was dismissed with prejudice on April 30, 2018, but the remaining proceedings all remain in the early stages. However, the outcome of any litigation, including the litigation relating to the third-party marketing dataset, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Further, if our management team cannot work together effectively or any member of our management team leaves our company, our business, operating results, and financial condition could be adversely affected.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The limitation could prevent a corporation from using some or all its NOL and tax credits before they expire within their normal 20-year lifespan, as it places a formula limit of how much NOL and tax credits a loss corporation can use in a tax year. We concluded we had an ownership change in 2015, but the ownership change will not prevent us from using all our NOLs and tax credits before they expire. We may also experience ownership changes in the future that further restrict the use of our NOLs as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain additional executive management and qualified board members. In addition, we expect we will no longer be an emerging growth company after the end of this fiscal year and the additional requirements we must comply with may further strain our resources and divert management’s attention from other business concerns.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources, particularly after December 31, 2018 when we are no longer an emerging growth company, as defined in the Jumpstart Our Business Startups Act of 2012, or the JOBS Act. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
We are obligated to develop and maintain proper and effective internal control over financial reporting. We previously identified a material weakness in our internal control over financial reporting. Although we believe the material weakness has since been remediated, we may identify additional material weaknesses in the future, or otherwise fail to maintain an effective system of internal control over financial reporting in the future, and may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
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
This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. However, our independent registered public accounting firm has not been required to formally attest to the effectiveness of our internal control over financial reporting pursuant to Section 404 to date as we have been an emerging growth company. We currently expect that we will no longer qualify as an emerging growth company after December 31, 2018 and therefore our independent registered public accounting firm will be required to provide this attestation beginning with our Annual Report on Form 10-K for the year ending December 31, 2018, which will require increased costs, expenses and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we may need to undertake various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
Our management believes that these and other actions taken to remediate this material weakness have been fully implemented as of March 31, 2018, and that as of such date our internal control over financial reporting was operating effectively. As a result, we have concluded that our remediation efforts have been successful, and that the previously-identified material weakness in our internal controls has been remediated. However, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.
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
Most members of our management team have limited experience managing a publicly traded company, interacting with public company investors, and complying with the increasingly complex laws pertaining to public companies. Our management team may not successfully or efficiently manage the significant regulatory oversight and reporting obligations of a public company under the federal securities laws and the continuous scrutiny of securities analysts and investors. These new obligations and constituents will require significant attention from our senior management and could divert their attention away from the day-to-day management of our business, which could adversely affect our business, financial condition, and operating results.
Future acquisitions of, or investments in, other companies, products, or technologies could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired Alteryx ANZ Pty Limited in February 2018 to further expand our customer reach into New Zealand and Australia. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
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
In particular, in May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. As an emerging growth company, we are allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements are made applicable to private companies. We have elected to take advantage of this extended transition period under the JOBS Act with respect to ASC 606. Because we expect that we will no longer qualify as an emerging growth company after December 31, 2018, ASC 606 will become effective for our annual reporting period for the year ending December 31, 2018.
We are evaluating ASC 606 and have not determined the impact it may have on our financial reporting. If, for example, we were required to recognize revenue differently, the change in revenue recognition may cause variability in our reported operating results due to periodic or long-term changes in the mix among our offerings. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
As an emerging growth company we have elected to use certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors.
In addition, we cannot predict if investors will find our Class A common stock less attractive or our company less comparable to certain other public companies because we rely on these exemptions. For example, if we do not adopt a new or revised accounting standard, our future operating results may not be as comparable to the operating results of certain other companies in our industry that adopted such standards. If some investors find our Class A common stock less attractive as a result, there may be a less active trading market for our Class A common stock and our stock price may be more volatile. We currently expect that we will no longer qualify as an emerging growth company after December 31, 2018, and at that time, we will no longer be permitted to use these reporting exemptions.
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

Risks Related to Our Convertible Senior Notes
Although our convertible senior notes are referred to as senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.
The convertible senior notes rank senior in right of payment to any of our indebtedness that is expressly subordinated in right of payment to the convertible senior notes; equal in right of payment to all of our existing and future liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness to the extent of the value of the assets securing such indebtedness; and structurally junior to all indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the convertible senior notes will be available to pay obligations on the convertible senior notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the convertible senior notes only after all claims senior to the convertible senior notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the convertible senior notes then outstanding. The indenture governing the convertible senior notes does not prohibit us from incurring additional senior debt or secured debt, nor does it prohibit any of our current or future subsidiaries from incurring additional liabilities.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the convertible senior notes.
We expect that many investors in, and potential purchasers of, the convertible senior notes have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the convertible senior notes. Investors would typically implement such a strategy by selling short the Class A common stock underlying the convertible senior notes and dynamically adjusting their short position while continuing to hold the convertible senior notes. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of or in addition to short selling the Class A common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the convertible senior notes to effect short sales of our Class A common stock, borrow our Class A common stock, or enter into swaps on our Class A common stock could adversely affect the trading price and the liquidity of the convertible senior notes.
Volatility in the market price and trading volume of our Class A common stock could adversely impact the trading price of the convertible senior notes.
We expect that the trading price of the convertible senior notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock could fluctuate significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the convertible senior notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the convertible senior notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the convertible senior notes.
We may still incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indenture governing the convertible senior notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indenture governing the convertible senior notes that could have the effect of diminishing our ability to make payments on the convertible senior notes when due.
We may not have the ability to raise the funds necessary to settle conversions of the convertible senior notes in cash or to repurchase the convertible senior notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the convertible senior notes.
Holders of the convertible senior notes have the right to require us to repurchase all or a portion of their convertible senior notes upon the occurrence of a fundamental change before the maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the convertible senior notes to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of the convertible senior notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we are required to make cash payments in respect of the convertible senior notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of convertible senior notes surrendered therefor or pay cash with respect to convertible senior notes being converted.
In addition, our ability to repurchase convertible senior notes or to pay cash upon conversions of convertible senior notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase convertible senior notes at a time when the repurchase is required by the indenture or to pay any cash upon conversions of convertible senior notes as required by the indenture would constitute a default under the indenture. A default under the indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the convertible senior notes or to pay cash upon conversions of convertible senior notes.
The conditional conversion feature of the convertible senior notes, if triggered, may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the convertible senior notes is triggered, holders of the convertible senior notes will be entitled to convert their convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of convertible senior notes do not elect to convert their convertible senior notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability, which would result in a material reduction of our net working capital.
The accounting method for convertible debt securities that may be settled in cash, such as the convertible senior notes, could have a material effect on our reported financial results.
Under Accounting Standards Codification 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the convertible senior notes) that may be settled wholly or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible senior notes is that the equity component, net of issuance costs, is required to be included in the additional paid-in capital section of stockholders’ equity on our condensed consolidated balance sheet at the issuance date and the value of the equity component is treated as original issue discount for purposes of accounting for the liability component of the convertible senior notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible senior notes to their face amount over the term of the convertible senior notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the convertible senior notes.
In addition, under certain circumstances, convertible debt instruments (such as the convertible senior notes) that may be settled wholly or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of such convertible senior notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such convertible senior notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued.

We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of the convertible senior notes, then our diluted earnings per share could be adversely affected.
The capped call transactions may affect the value of the convertible senior notes and our Class A common stock.
In connection with the pricing of the convertible senior notes, we entered into capped call transactions with the option counterparties. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of convertible senior notes and/or offset any cash payments we are required to make in excess of the principal amount upon any conversion of convertible senior notes, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions following the pricing of the convertible senior notes and prior to the maturity of the convertible senior notes (and are likely to do so during any observation period related to a conversion of convertible senior notes or following any repurchase of convertible senior notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the convertible senior notes, which could affect a holder’s ability to convert the convertible senior notes and, to the extent the activity occurs during any observation period related to a conversion of convertible senior notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such convertible senior notes.
In addition, if any such capped call transactions fail to become effective, the option counterparties or their respective affiliates may unwind their hedge positions with respect to our Class A common stock, which could adversely affect the value of our Class A common stock and, if the convertible senior notes have been issued, the value of the convertible senior notes.
The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the convertible senior notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the convertible senior notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any convertible senior notes) and, under certain circumstances, a holder’s ability to convert their convertible senior notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the convertible senior notes or our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the capped call.
The capped call counterparties are financial institutions, and we will be subject to the risk that any or all of them may default under the capped calls. Our exposure to the credit risk of the capped call counterparties will not be secured by any collateral. Global economic conditions have in the recent past resulted in, and may again result in, the actual or perceived failure or financial difficulties of many financial institutions. If a capped call counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings, with a claim equal to our exposure at that time under our transactions with that option counterparty. Our exposure will depend on many factors but, generally, an increase in our exposure will be correlated to an increase in the market price and in the volatility of our common stock. In addition, upon a default by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.
Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $40.60, through June 30, 2018. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

•	sales of shares of our Class A common stock by us or our stockholders, including sales and purchases of any Class A common stock issued upon conversion of our convertible senior notes.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 60,851,193 shares of our Class A and Class B common stock outstanding as of June 30, 2018. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. For example, we agreed to issue shares of our Class A common stock with an aggregate value of up to $2.3 million upon the achievement of certain milestones in connection with our acquisition of Semanta, of which 31,361 shares of Class A common stock have been issued as of June 30, 2018, upon partial satisfaction of certain milestones. Any further such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.

The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our charter documents, Delaware law, and our convertible senior notes could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.
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
Further, the fundamental change provisions of our convertible senior notes that are set forth in the Indenture may delay or prevent a change in control of our company, because those provisions allow note holders to require us to repurchase such convertible senior notes upon the occurrence of a fundamental change.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
As further described in our Current Reports on Form 8-K filed with the SEC on May 14, 2018 and May 18, 2018, on May 18, 2018 we issued through a private placement $200.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the convertible senior notes. Further, on June 5, 2018 we issued an additional $30.0 million in principal amount of convertible senior notes pursuant to the initial purchasers’ exercise of their 30-day over-allotment option, for aggregate gross proceeds of $230.0 million. The convertible senior notes are convertible into shares of our Class A common stock on the terms set forth in the Indenture governing the convertible senior notes.

(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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
Date: August 9, 2018