Form 10-Q
period 2018-09-30
Alteryx, Inc.
filed 2018-11-08
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☒
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

On November 1, 2018, there were 37,630,900 shares of the registrant’s Class A common stock outstanding and 23,752,318 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2018

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$54,179	$34,155	$143,796	$93,019
Cost of revenue	5,810	5,425	16,083	15,545
Gross profit	48,369	28,730	127,713	77,474
Operating expenses:
Research and development	10,530	7,774	31,479	20,943
Sales and marketing	26,290	15,514	77,727	48,731
General and administrative	11,920	8,005	33,653	24,115
Total operating expenses	48,740	31,293	142,859	93,789
Loss from operations	(371)	(2,563)	(15,146)	(16,315)
Interest expense	(2,970)	—	(4,370)	—
Other income (expense), net	1,754	(711)	1,690	(277)
Loss before benefit from income taxes	(1,587)	(3,274)	(17,826)	(16,592)
Provision for (benefit from) income taxes	(1,343)	25	(7,101)	(632)
Net loss	$(244)	$(3,299)	$(10,725)	$(15,960)
Less: Accretion of Series A redeemable convertible preferred stock	—	—	—	(1,983)
Net loss attributable to common stockholders	$(244)	$(3,299)	$(10,725)	$(17,943)
Net loss per share attributable to common stockholders, basic and diluted	$(0.00)	$(0.06)	$(0.18)	$(0.35)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	61,103	58,942	60,618	50,864
Other comprehensive loss, net of tax:
Net unrealized holding loss on investments, net of tax	(70)	(15)	(192)	(101)
Foreign currency translation adjustments, net of tax	(26)	(40)	(168)	(148)
Other comprehensive loss, net of tax	(96)	(55)	(360)	(249)
Total comprehensive loss	$(340)	$(3,354)	$(11,085)	$(16,209)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash and cash equivalents	$85,324	$119,716
Short-term investments	242,734	54,386
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $1,780 and $1,714 as of September 30, 2018 and December 31, 2017, respectively	51,228	49,797
Deferred commissions	14,159	11,213
Prepaid expenses and other current assets	13,810	7,227
Total current assets	407,255	242,339
Property and equipment, net	11,731	7,492
Long-term investments	86,023	19,964
Goodwill	9,652	8,750
Intangible assets, net	9,610	7,995
Other assets	1,607	4,263
Deferred incomes taxes, net	612	613
Total assets	$526,490	$291,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,337	$522
Accrued payroll and payroll related liabilities	13,502	11,835
Accrued expenses and other current liabilities	8,970	8,270
Deferred revenue	124,235	110,213
Total current liabilities	154,044	130,840
Convertible senior notes, net	170,927	—
Deferred revenue	3,218	3,545
Other liabilities	3,358	3,313
Deferred income tax, net	219	214
Total liabilities	331,766	137,912
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 37,607 and 26,687 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively; 500,000 Class B shares authorized, 23,766 and 32,948 shares issued and outstanding as of September 30, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	311,282	257,399
Accumulated deficit	(115,850)	(103,546)
Accumulated other comprehensive loss	(714)	(354)
Total stockholders’ equity	194,724	153,504
Total liabilities and stockholders’ equity	$526,490	$291,416
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards	1,719	1	12,346	—	—	12,347
Stock-based compensation	—	—	12,065	—	—	12,065
Equity component of convertible senior notes, net of issuance costs and tax	—	—	47,788	—	—	47,788
Purchase of capped calls	—	—	(19,113)	—	—	(19,113)
Equity-settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(168)	(168)
Unrealized loss on investments	—	—	—	—	(192)	(192)
Net loss	—	—	—	(10,725)	—	(10,725)
Balances at September 30, 2018	61,373	$6	$311,282	$(115,850)	$(714)	$194,724
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(10,725)	$(15,960)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,244	2,670
Stock-based compensation	12,065	6,454
Amortization of debt discount and issuance costs	3,933	—
Deferred income taxes	(7,906)	(1,138)
Provision for doubtful accounts, net of recoveries	14	770
Impairment of long-lived assets	—	1,050
Change in fair value of contingent consideration	455	190
Loss on disposal of assets	9	32
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(1,303)	3,892
Deferred commissions	(3,096)	827
Prepaid expenses and other current assets and other assets	(5,486)	(2,229)
Accounts payable	5,987	1,720
Accrued payroll and payroll related liabilities	1,697	(1,667)
Accrued expenses and other current liabilities	(1,768)	1,470
Deferred revenue	14,269	8,071
Other liabilities	276	288
Net cash provided by operating activities	11,665	6,440
Cash flows from investing activities:
Purchases of property and equipment	(5,929)	(2,303)
Cash paid in business acquisitions, net of cash acquired	(3,537)	(9,097)
Purchases of investments	(342,851)	(87,551)
Maturities of investments	88,919	21,768
Net cash used in investing activities	(263,398)	(77,183)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	224,708	—
Purchase of capped calls	(19,113)	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	134,757
Payment of initial public offering costs	—	(1,867)
Payment of holdback funds from acquisition	(250)	—
Principal payments on capital lease obligations	(245)	(247)
Proceeds from exercise of stock options	12,496	2,562
Minimum tax withholding paid on behalf of employees for restricted stock units	(149)	—
Net cash provided by financing activities	217,447	135,205
Effect of exchange rate changes on cash and cash equivalents	(106)	8
Net increase (decrease) in cash and cash equivalents	(34,392)	64,470
Cash and cash equivalents—beginning of period	119,716	31,306
Cash and cash equivalents—end of period	$85,324	$95,776
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30, 2018
	2018	2017
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$614	$26
Consideration for business acquisition initially included in accrued expenses and other current liabilities and other liabilities	$1,200	$1,660
Consideration for business acquisition from issuance of common stock	$—	$5,285
Contingent consideration settled through issuance of common stock	$656	$375
Accretion of Series A redeemable convertible preferred stock	$—	$1,983
Deferred initial public offering costs recorded in accounts payable and accrued expenses	$—	$529
Conversion of Series A redeemable convertible preferred stock to common shares	$—	$101,165
Debt issuance costs recorded in accounts payable and accrued expenses and other current liabilities	$462	$—
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
The operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results expected for the full year ending December 31, 2018.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2017 other than, during the three months ended March 31, 2018, we adopted new accounting guidance related to stock-based compensation and to income tax effects of intra-entity transfers of assets other than inventory. See “Recently Adopted Accounting Pronouncements” below.. In addition, during the three months ended June 30, 2018, we adopted accounting policies relating to our convertible senior notes that were issued in May and June 2018 (see Note 6).
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
As of December 31, 2017 and September 30, 2018, we determined that two and one of our distributors were VIEs under the guidance of ASC 810, Consolidation, respectively. These determinations were due to (i) our participation in the design of the distributor’s legal entity, (ii) our having a variable interest in the distributor, and (iii) our having the right to residual returns. We determined that we were not the primary beneficiary of these VIEs because we did not have (a) the power to direct the activities that most significantly impact the VIE’s economic performance, and (b) the obligation to absorb losses of the VIE or the right to receive benefits from the VIE that could potentially be significant. Therefore, we did not consolidate any assets or liabilities of these VIE’s in our consolidated balance sheets or record the results of these distributors in our consolidated statements of operations and comprehensive loss. Transactions with the VIEs were accounted for in the same manner as our other distributors and resellers. As of September 30, 2018 and December 31, 2017, we had no exposure to losses from the contractual relationships with these VIEs or commitments to fund these VIEs. During the three months ended March 31, 2018, we acquired 100% of the outstanding equity of one of our VIEs. Our condensed consolidated financial statements include the assets and liabilities and the results of operations of the acquired company commencing as of the acquisition date. See Note 3 for additional information.
Recently Adopted Accounting Pronouncements
Under the Jumpstart our Business Startups Act, or the JOBS Act, we qualify as an emerging growth company, or EGC. However, we will no longer qualify as an EGC after December 31, 2018. While we maintain EGC status, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.
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
Recently Issued Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. This guidance will be effective for us for annual reporting periods beginning after December 15, 2019 and for interim periods within those annual periods, and can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. Early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step 2 of the goodwill impairment test. This guidance will be effective for us for annual or any interim goodwill impairment test in annual reporting periods beginning after December 15, 2019. Early adoption is permitted and will be applied to any acquisitions after adoption on a prospective basis. While we continue to assess the potential impact of the adoption of this guidance, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements.
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

Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized losses, and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2018 and December 31, 2017 (in thousands):

	As of September 30, 2018
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,375	$—	$68,375	$68,375	$—	$—
Level 1:
Money market funds	16,949	—	16,949	16,949	—	—
Subtotal	16,949	—	16,949	16,949	—	—
Level 2:
Certificates of deposit	5,153	—	5,153	—	4,403	750
U.S. Treasury and agency bonds	216,948	(357)	216,591	—	157,970	58,621
Corporate bonds	107,075	(62)	107,013	—	80,361	26,652
Subtotal	329,176	(419)	328,757	—	242,734	86,023
Level 3	—	—	—	—	—	—
Total	$414,500	$(419)	$414,081	$85,324	$242,734	$86,023

	As of December 31, 2017
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$100,651	$—	$100,651	$100,651	$—	$—
Level 1:
Money market funds	19,065	—	19,065	19,065	—	—
Subtotal	19,065	—	19,065	19,065	—	—
Level 2:
U.S. Treasury and agency bonds	44,968	(176)	44,792	—	25,923	18,869
Corporate bonds	29,608	(50)	29,558	—	28,463	1,095
Subtotal	74,576	(226)	74,350	—	54,386	19,964
Level 3	—	—	—	—	—	—
Total	$194,292	$(226)	$194,066	$119,716	$54,386	$19,964
There were no transfers between Level 1, Level 2, or Level 3 securities during the nine months ended September 30, 2018. We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.  We have determined the gross unrealized losses of $0.4 million as of September 30, 2018 were due to changes in market rates, and are temporary in nature.
All the long-term investments had maturities of between one and two years in duration as of September 30, 2018. Cash and cash equivalents, restricted cash, and investments as of September 30, 2018 and December 31, 2017 held domestically were approximately $406.3 million and $181.3 million, respectively.
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

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Beginning balance	$1,974	$1,318	$975	$—
Obligations assumed	—	—	1,200	1,160
Change in fair value	—	32	455	190
Settlement	—	(375)	(656)	(375)
Ending balance	$1,974	$975	$1,974	$975
Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 18,869 shares of Class A common stock to the former shareholders of Semanta in the three months ended March 31, 2018. In addition, 5,381 shares were earned, but held back for customary indemnification matters in accordance with the acquisition agreement, and the value of the shares is presented within additional paid-in capital in the condensed consolidated balance sheet as of September 30, 2018. Subject to any indemnification claims that may arise during the indemnification period, these shares will be issued to the former shareholders upon the completion of the indemnification period.
Instruments Not Recorded at Fair Value on a Recurring Basis. We measure the fair value of our convertible senior notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our convertible senior notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2018, the fair value of our convertible senior notes was $326.4 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
5. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2018 was as follows (in thousands):

Goodwill as of December 31, 2017	$8,750
Goodwill recorded in connection with acquisition	994
Effects of foreign currency translation	(92)
Goodwill as of September 30, 2018	$9,652

Intangible assets consisted of the following (in thousands, except years):

	As of September 30, 2018
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	7.0	$3,314	$(318)	$2,996
Completed Technology	5.7	9,180	(2,566)	6,614
		$12,494	$(2,884)	$9,610
	As of December 31, 2017
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	2.0	$40	$(12)	$28
Completed Technology	5.7	9,180	(1,213)	7,967
		$9,220	$(1,225)	$7,995
We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$456	$456	$1,353	$757
Sales and marketing	125	5	316	7
Total	$581	$461	$1,669	$764
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2018 (in thousands):

Remainder of 2018	$579
2019	2,284
2020	1,971
2021	1,760
2022	1,214
Thereafter	1,802
Total amortization expense	$9,610

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
The convertible senior notes consisted of the following (in thousands):

As of September 30, 2018
Liability:
Principal	$230,000
Less: debt discount, net of amortization	(59,073)
Net carrying amount	$170,927

Equity, net of issuance costs	$57,251

The following table sets forth interest expense recognized related to the convertible senior notes (in thousands, except effective interest rate):

Nine Months Ended
September 30, 2018
Contractual interest expense	$425
Amortization of debt issuance costs and discount	3,933
Total	$4,358
Effective interest rate of the liability component	7.00%
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
7. Equity Awards
Stock Options
Stock option activity during the nine months ended September 30, 2018 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2017	5,196	$8.70
Granted	673	28.28
Exercised	(1,496)	6.36
Canceled/forfeited	(169)	12.62
Options outstanding at September 30, 2018	4,204	$12.50
As of September 30, 2018, there was $14.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.7 years.
Restricted Stock Units
RSU activity during the nine months ended September 30, 2018 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2017	464	$16.81
Granted	961	33.89
Vested	(89)	16.43
Canceled/forfeited	(56)	26.58
RSUs outstanding at September 30, 2018	1,280	$29.23
As of September 30, 2018, total unrecognized compensation expense related to unvested RSUs was approximately $30.4 million, which is expected to be recognized over a weighted-average period of 3.3 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cost of revenue	$226	$123	$571	$368
Research and development	828	458	2,782	1,157
Sales and marketing	1,641	459	4,411	1,642
General and administrative	1,687	1,239	4,301	3,342
Total	$4,382	$2,279	$12,065	$6,509
8. Commitments and Contingencies
Leases
We have various non-cancelable operating leases for our offices. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement, and escalation clauses.
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of September 30, 2018 and December 31, 2017, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

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
Four putative consumer class action lawsuits have been filed against us in U.S. federal courts relating to the AWS Matter: (1) Kacur v. Alteryx, Inc., Case No. 8:17-cv-2222 (C.D. Cal) (asserting claims for putative national class and Ohio subclass); (2) Jackson v. Alteryx, Inc., Case No. 3:17-cv-02021 (D. Or.) (asserting claims for putative Oregon class); (3) Foskaris v. Alteryx, Inc., Case No. 2:17-cv-03088 (D. Nev.), (asserting claims for putative national class and Nevada subclass); and (4) Ruderman et al. v. Alteryx, Inc., Case No. 8:18-cv-00022 (C.D. Cal.) (asserting claims for putative national class and Florida, New Jersey, and New York subclasses). Three actions were filed on December 20, 2017 (Kacur, Jackson, Foskaris), and the fourth was filed on January 8, 2018 (Ruderman). The plaintiffs in these cases, who purported to represent various classes of individuals whose information was contained within the dataset, claimed to have been harmed or to be facing harm as a result of the exposure of their personal information. The complaints assert claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common-law negligence. Additional actions alleging similar claims could be brought in the future.  The Jackson action was dismissed with prejudice on April 30, 2018. On February 9, 2018, the Ruderman and Kacur actions were consolidated into a single action pending at Case No. 8:17-cv-2222 (C.D. Cal.)  On June 5, 2018, the Foskaris action was transferred from the District of Nevada to the Central District of California at Case No. 8:18-cv-00963.  On September 19, 2018, the Kacur, Ruderman, and Foskaris actions were dismissed with prejudice.
9. Income Taxes
The following table presents details of the benefit from income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Provision for (benefit from) income taxes	$(1,343)	$25	$(7,101)	$(632)
Effective tax rate	(84.6)%	0.8%	(39.8)%	(3.8)%
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
The issuance of the convertible senior notes during the three months ended June 30, 2018 resulted in a temporary difference between the carrying amount and tax basis of the convertible senior notes. This taxable temporary difference resulted in the recognition of a $9.5 million deferred tax liability, which was recorded as an offset to additional paid-in-capital. In accordance with ASC 740-20, Intraperiod Tax Allocation, the deferred tax liability provided an additional source of income to realize the benefit from the current year loss from continuing operations, which resulted in the recognition of a $1.9 million and $7.9 million income tax benefit during the three and nine months ended September 30, 2018, respectively.
We evaluate whether to record a valuation allowance against our deferred tax assets by considering all available positive and negative evidence, using a “more likely than not” realization standard, including our cumulative losses, and the amount and timing of future taxable income. Based on our review, we will continue to maintain a full valuation allowance against our U.S. deferred tax assets.
On July 24, 2018, the Ninth Circuit Court of Appeals issued an opinion in Altera Corp. v. Commissioner requiring related parties in an intercompany cost-sharing arrangement to share expenses related to share-based compensation. This opinion reversed the prior decision of the United States Tax Court. On August 7, 2018 the Ninth Circuit Court of Appeals subsequently withdrew its opinion. The opinion and subsequent withdrawal did not have a material impact to our financial statements.
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
The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Options to purchase common stock	4,503	5,890	4,962	6,029
Unvested restricted stock units	1,258	418	1,072	411
Conversion of convertible preferred stock	—	—	—	4,399
Contingently issuable shares	10	12	14	4
Total shares excluded from net loss per share	5,771	6,320	6,048	10,843
It is our current intent to settle the principal amount of the convertible senior notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net loss per share. The conversion option may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the conversion price of the convertible senior notes of $44.33 per share. During the three months ended September 30, 2018, the weighted average price per share of our Class A common stock exceeded the conversion price of the convertible senior notes; however, since we are in a net loss position there was no dilutive effect during any period presented.
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
Our operations outside the United States include sales offices in Australia, Canada, Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom and a research and development center in Ukraine. Revenue by location is determined by the billing address of the customer. The following sets forth our revenue by geographic region (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
United States	$38,527	$26,290	$103,477	$72,582
International	15,652	7,865	40,319	20,437
Total	$54,179	$34,155	$143,796	$93,019
Revenue attributable to the United Kingdom comprised 10.6% and 10.8% of total revenue for the three and nine months ended September 30, 2018, respectively, and 9.7% and 9.2% of total revenue for the three and nine months ended September 30, 2017, respectively. Other than the United Kingdom, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented.

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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models to production. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community, which allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2018, we had 4,315 customers in more than 70 countries, including over 500 of the Global 2000 companies.
We derive substantially all our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be delivered through a hosted model. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize revenue from subscription fees ratably over the term of the contract. Revenue from subscriptions represented over 95% of revenue for each of the three and nine months ended September 30, 2018 and September 30, 2017. We also generate revenue from professional services, including training and consulting services.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2017	2017	2017	2017	2018	2018	2018
Customers	2,565	2,823	3,054	3,392	3,673	3,940	4,315

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
The following table summarizes our dollar-based net revenue retention rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2017	2017	2017	2017	2018	2018	2018
Dollar-based net revenue retention rate	133%	134%	133%	131%	132%	131%	131%
Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of subscriptions to our platform. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. We recognize subscription revenue ratably over the term of the contract, commencing with the date on which the platform is first made available to the customer, and when all other revenue recognition criteria are met. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for full access to the Alteryx Community and Alteryx Analytics Gallery, unspecified future updates, upgrades, and enhancements, and technical product support. We also generate revenue from licensing third-party syndicated data packaged with subscriptions, which we recognize ratably over the subscription period. We also derive revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Consulting revenue is recognized on a time and materials basis as services are provided. Revenue from professional services represented less than 5% of revenue for each of the three and nine months ended September 30, 2018 and 2017. Over the long term, we expect our revenue from professional services to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a substantial majority of our revenue in any given period is attributable to our existing customers compared to new customers.
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
Provision For (Benefit From) Income Taxes
Provision for (benefit from) income taxes consists primarily of income taxes in certain foreign jurisdictions in which we conduct business, and discrete tax benefits related to the issuance of our convertible senior notes and business acquisitions. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue. We maintain a valuation allowance for domestic net deferred tax assets, including net operating loss carryforwards, and tax credits related primarily to research and development to the extent that they are not expected to be recoverable. Due to our history of domestic losses, we expect to maintain this valuation allowance for the foreseeable future.
Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Revenue	$54,179	$34,155	$143,796	$93,019
Cost of revenue(1)(2)	5,810	5,425	16,083	15,545
Gross profit	48,369	28,730	127,713	77,474
Operating expenses:
Research and development(1)	10,530	7,774	31,479	20,943
Sales and marketing(1)(2)	26,290	15,514	77,727	48,731
General and administrative(1)	11,920	8,005	33,653	24,115
Total operating expenses	48,740	31,293	142,859	93,789
Loss from operations	(371)	(2,563)	(15,146)	(16,315)
Interest expense	(2,970)	—	(4,370)	—
Other income (expense), net	1,754	(711)	1,690	(277)
Loss before benefit from income taxes	(1,587)	(3,274)	(17,826)	(16,592)
Provision for (benefit from) income taxes	(1,343)	25	(7,101)	(632)
Net loss	$(244)	$(3,299)	$(10,725)	$(15,960)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$226	$123	$571	$368
Research and development	828	458	2,782	1,157
Sales and marketing	1,641	459	4,411	1,642
General and administrative	1,687	1,239	4,301	3,342
Total	$4,382	$2,279	$12,065	$6,509

(2) Amounts include amortization of intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
	(in thousands)
Cost of revenue	$456	$456	$1,353	$757
Sales and marketing	125	5	316	7
	$581	$461	$1,669	$764
The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	10.7	15.9	11.2	16.7
Gross profit	89.3	84.1	88.8	83.3
Operating expenses:
Research and development	19.4	22.8	21.9	22.5
Sales and marketing	48.5	45.4	54.1	52.4
General and administrative	22.0	23.4	23.4	25.9
Total operating expenses	90.0	91.6	99.3	100.8
Loss from operations	(0.7)	(7.5)	(10.5)	(17.5)
Interest expense	(5.5)	—	(3.0)	—
Other income (expense), net	3.2	(2.1)	1.2	(0.3)
Loss before benefit from income taxes	(2.9)	(9.6)	(12.4)	(17.8)
Provision for (benefit from) income taxes	(2.5)	0.1	(4.9)	(0.7)
Net loss	(0.5)	(9.7)	(7.5)	(17.2)
Comparison of the Three and Nine Months Ended September 30, 2018 and 2017

Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Revenue	$54,179	$34,155	$20,024	58.6%	$143,796	$93,019	$50,777	54.6%

The increase in our revenue for the three and nine months ended September 30, 2018 was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. For each of the three and nine months ended September 30, 2018 and 2017, revenue attributed to existing customers was greater than 95% of our revenue.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Cost of revenue	$5,810	$5,425	$385	7.1%	$16,083	$15,545	$538	3.5%
% of revenue	10.7%	15.9%			11.2%	16.7%
Gross margin	89.3%	84.1%			88.8%	83.3%
A portion of our cost of revenue does not fluctuate directly with increases in revenue, such as amortization of intangible assets and costs associated with our community site, including employee-related costs. Accordingly, our gross margin improved due to operating leverage for the three and nine months ended September 30, 2018. In addition, the increase in gross margin for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017 was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services, an increase in the use of our community site for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue, and a decrease in data costs associated with licensed data providers due to lower royalty rates incurred in the current period.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Research and development	$10,530	$7,774	$2,756	35.5%	$31,479	$20,943	$10,536	50.3%
% of revenue	19.4%	22.8%			21.9%	22.5%
The increase in research and development expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.6 million due to higher headcount, an increase in consulting and outsourced labor costs of $0.7 million related to the use of third-party consultants and contractors to assist in certain development projects, and an increase of $0.4 million in allocated overhead expenses. As of September 30, 2018, we had 200 research and development personnel as compared to 157 as of September 30, 2017.
The increase in research and development expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.7 million due to higher headcount, an increase in consulting and outsourced labor costs of $2.4 million related to the use of third-party consultants and contractors to assist in certain development projects, and an increase of $1.3 million in allocated overhead expenses.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Sales and marketing	$26,290	$15,514	$10,776	69.5%	$77,727	$48,731	$28,996	59.5%
% of revenue	48.5%	45.4%			54.1%	52.4%
The increase in sales and marketing expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $8.3 million due to higher headcount, an increase of $0.5 million in marketing programs, an increase in consulting and professional fees of $1.1 million primarily related to our partner referral fees, and an increase of $0.7 million in allocated overhead expenses. As of September 30, 2018, we had 361 sales and marketing personnel as compared to 224 as of September 30, 2017.
The increase in sales and marketing expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $21.1 million due to higher headcount, an increase of $3.1 million in marketing programs, including increased costs associated with our annual Inspire user conference in the United States, an increase of $2.5 million in consulting and professional fees primarily related to our partner referral fees, and an increase of $2.0 million in allocated overhead expenses.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
General and administrative	$11,920	$8,005	$3,915	48.9%	$33,653	$24,115	$9,538	39.6%
% of revenue	22.0%	23.4%			23.4%	25.9%
The increase in general and administrative expense for the three months ended September 30, 2018 as compared to the three months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $2.5 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase of $1.2 million in consulting and professional fees related to projects to expand our infrastructure and processes, and an increase of $0.6 million in allocated overhead expenses. As of September 30, 2018, we had 126 general and administrative personnel as compared to 76 as of September 30, 2017.
The increase in general and administrative expense for the nine months ended September 30, 2018 as compared to the nine months ended September 30, 2017 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.0 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase of $2.2 million in consulting and professional fees related to projects to expand our infrastructure and processes, and an increase of $1.7 million in allocated overhead expenses.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,970)	$—	$(2,970)	*	$(4,370)	$—	$(4,370)	*

*	Not meaningful
The increase in interest expense is due to the issuance of our convertible senior notes during the three months ended June 30, 2018.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$1,754	$(711)	$2,465	(346.7)%	$1,690	$(277)	$1,967	(710.1)%
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The increase in other income (expense), net for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to an increase in interest income due to an increase in balances of available-for-sale securities.
Provision For (Benefit From) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2018	2017	Amount	%	2018	2017	Amount	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$(1,343)	$25	$(1,368)	*	$(7,101)	$(632)	$(6,469)	*

*	Not meaningful
The change in the benefit from income taxes for the three and nine months ended September 30, 2018 as compared to the three and nine months ended September 30, 2017 was primarily due to the tax benefit associated with the issuance of our convertible senior notes recorded during the three and nine months ended September 30, 2018, offset in part by the tax benefit from the business acquisition of Yhat Inc. in May 2017 and foreign taxes associated with the expansion of our international operations.
Liquidity and Capital Resources
We had $414.1 million and $194.1 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of September 30, 2018 and December 31, 2017, respectively. In May and June 2018, we offered and sold $230.0 million aggregate principal amount of our convertible senior notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the convertible senior notes, in a private offering. In connection with the issuance of the convertible senior notes, we entered into capped call transactions with respect to our Class A common stock. Net proceeds from the issuance of the convertible senior notes was $205.6 million after deducting issuance costs and the costs of the capped call transactions.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2018	2017
	(in thousands)
Net cash provided by operating activities	$11,665	$6,440
Net cash used in investing activities	(263,398)	(77,183)
Net cash provided by financing activities	217,447	135,205
Operating Activities
For the nine months ended September 30, 2018, net cash provided by operating activities was $11.7 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $10.6 million and net non-cash activity of $11.8 million, offset in part by a net loss of $10.7 million. The changes in operating assets and liabilities primarily related to an increase in deferred revenue of $14.3 million due to increased billings in the nine months ended September 30, 2018, and an increase in accounts payable of $6.0 million due to the timing of payments, offset in part by an increase in prepaid and other current assets and other assets of $5.5 million related to the timing of payments for costs related to our annual Inspire user conference in Europe and certain annual license subscriptions, an increase in deferred commissions of $3.1 million related to increased billings and a decrease in accrued expenses and other current liabilities of $1.8 million due to the timing of payments. Net non-cash activity primarily consisted of stock-based compensation of $12.1 million, depreciation and amortization of $3.2 million, and amortization of debt discount of $3.9 million, offset in part by deferred income taxes of $7.9 million.
For the nine months ended September 30, 2017, net cash provided by operating activities was $6.4 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $12.4 million and net non-cash activity of $10.0 million, offset in part by a net loss of $16.0 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $3.9 million from collections of annual billings invoiced during the three months ended December 31, 2016 and an increase in deferred revenue of $8.1 million due to increased billings. Net non-cash activity primarily consisted of stock-based compensation of $6.5 million and depreciation and amortization of $2.7 million.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2018 was $263.4 million, consisting primarily of $253.9 million of net purchases of investments, $3.5 million of net cash paid in connection with an acquisition of a business, and $5.9 million of purchases of property, plant and equipment.
Net cash used in investing activities for the nine months ended September 30, 2017 was $77.2 million, consisting primarily of $65.8 million of net purchases of investments, $9.1 million of net cash paid in connection with an acquisition of a business, and $2.3 million of purchases of property, plant and equipment.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2018 was $217.4 million, consisting primarily of proceeds from the issuance of our convertible senior notes, net of issuance costs, of $224.7 million and proceeds from stock option exercises of $12.5 million, offset in part by the purchase of the capped calls of $19.1 million.

Net cash provided by financing activities for the nine months ended September 30, 2017 was $135.2 million, consisting primarily of proceeds from our IPO of $134.8 million and $2.6 million of proceeds from stock option exercises, partially offset by $1.9 million in payments of IPO costs.
Contractual Obligations and Commitments
Our primary contractual obligations consist of our convertible senior notes, obligations under operating leases for office facilities, contractual purchase obligations for licenses of third-party syndicated data, and contingent consideration associated with business acquisitions. In the nine months ended September 30, 2018, we entered into four amendments to agreements and a new agreement with five of our licensed data providers. The terms of the agreements were for one to five years, and included total additional minimum commitments of $31.5 million in the aggregate, payable over the contractual terms. See Note 6 for further discussion on the issuance of our convertible senior notes and Note 4 for further discussion on our contingent consideration.
Off-Balance Sheet Arrangements
As of September 30, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $414.1 million as of September 30, 2018. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2018 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2018 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have incurred net losses in each fiscal year since our inception, including net losses of $21.5 million, $24.3 million, and $17.5 million in the years ended December 31, 2015, 2016, and 2017, respectively. We also incurred a net loss of $10.7 million in the nine months ended September 30, 2018. As of September 30, 2018, we had an accumulated deficit of $115.9 million. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve and sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected, and even if we are able to achieve profitability, we may not be able to sustain or increase such profitability.

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenue grew from $93.0 million in the nine months ended September 30, 2017 to $143.8 million in the nine months ended September 30, 2018. Our number of full-time employees has increased significantly over the last year, from 515 employees as of September 30, 2017 to 756 employees as of September 30, 2018. During this period, we also established operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we sell our platform to customers in more than 70 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, the United Arab Emirates, and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Within the last eighteen months, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue. In addition, these products are designed to be used with our Alteryx Server product and will not be sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.

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
From time to time, we have been subject to litigation. For example, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on AWS a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. These proceedings are further described in Note 8, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. The complaints assert claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. Additional actions alleging similar claims could be brought in the future. As further described in Note 8, “Commitments and Contingencies” in the notes to our condensed consolidated financial statements, one of the actions was dismissed with prejudice on April 30, 2018, and the remaining proceedings were dismissed with prejudice on September 19, 2018. However, the outcome of any litigation, including the litigation relating to the third-party marketing dataset, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, make some activities more difficult, time-consuming, or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight may be required. As a result, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
As an emerging growth company we have elected to use certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Pursuant to Section 107 of the Jumpstart Our Business Startups Act of 2012, or the JOBS Act, as an emerging growth company, we have elected to use the extended transition period for complying with new or revised accounting standards until those standards would otherwise apply to private companies. As a result, our condensed consolidated financial statements may not be comparable to the financial statements of issuers who are required to comply with the effective dates for new or revised accounting standards that are applicable to public companies, which may make our Class A common stock less attractive to investors.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our IPO in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $61.97, through September 30, 2018. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 61,373,483 shares of our Class A and Class B common stock outstanding as of September 30, 2018. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. For example, we agreed to issue shares of our Class A common stock with an aggregate value of up to $2.3 million upon the achievement of certain milestones in connection with our acquisition of Semanta, of which 31,361 shares of Class A common stock have been issued as of September 30, 2018, upon partial satisfaction of certain milestones. Any further such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Second Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated August 6, 2018.					X

10.2	Third Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated September 27, 2018.					X

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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
Date: November 8, 2018