Form 10-K
period 2018-12-31
Alteryx, Inc.
filed 2019-03-01
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒  No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1.2 billion based upon the closing price reported for such date on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 22, 2019, there were 38,298,966 shares of the registrant’s Class A common stock outstanding and 23,485,253 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2019 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2018

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

•	expansion of our international operations and the impact on foreign tax expense;

•	maintaining a valuation allowance for domestic net deferred tax assets to the extent they are not expected to be recoverable;

•	the timing and method of settlement of our convertible senior notes;

•	the global opportunity for our self-service data analytics solutions;

•	our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;

•	the continued development of Alteryx Community, our online user community, distribution channels and other partner relationships;

•	expansion of and within our customer base;

•	continued investments in research and development;

•	competitors and competition in our markets;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	remediation of a material weakness in our internal controls;

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

PART I

Item 1. Business.
Overview
We are improving business through data science and analytics by enabling analytic producers, regardless of technical acumen, to quickly and easily transform data into actionable insights and deliver improved data-driven business outcomes. Every day, our users leverage our end-to-end analytic platform to quickly and easily discover, access, prepare, and analyze data from a multitude of sources, then deploy and share analytics at scale. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.
Leveraging data for actionable insights is critical to modern business success, but has become increasingly challenging as the volume, velocity, and variety of data continues to expand. Traditional data analysis tools and processes are slow, complex, difficult to use, and resource-intensive, often requiring multiple steps by data analysts, data scientists, information technology, or IT, employees, and other data workers to complete even the most basic analysis. As a result, these tools and processes are unable to keep pace with the rapid analytics demanded by organizations today.
Our platform democratizes access to data-driven insights by expanding the capabilities and analytical sophistication available to all data producers, ranging from business analysts to expert programmers and trained data scientists. We bring the fragmented analytic process into one simple and unified self-service experience, combining tasks that were previously distributed among multiple tools and parties. Our platform allows a single user to easily discover, access, and prepare data from a multitude of sources, perform a variety of analyses, and deliver analytical output to drive data-driven decisions and improve business outcomes. This is done through visual workflows and an intuitive drag-and-drop interface that can eliminate the need to write code and reduce tedious, time-consuming tasks to a few mouse-clicks. The resulting opportunity is significant, as our platform can enable millions of underserved data workers to more effectively do their jobs.
Organizations of all sizes and across a wide variety of industries and geographies have adopted our platform. As of December 31, 2018, we had approximately 4,700 customers in more than 70 countries, including over 500 of the Global 2,000 companies. Our customers include Barclays PLC, The Coca-Cola Company, Dubai Electricity and Water Authority, Ford Motor Company, Kaiser Foundation Health Plan, Inc., Microsoft Corporation, Nike, Inc., Southwest Airlines Co., Tableau Software, Inc., and the United States Department of Defense. Our platform is also leveraged by leading management consulting organizations such as Accenture plc, Bain & Company, and Boston Consulting Group.
We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization of business processes. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and our platform becomes a fundamental element of their operational business processes.
Customers license our platform under a subscription-based model, and we have seen rapid expansion as adoption spreads across an enterprise through both an increase in the number of users and additional use cases. For each of the last twelve quarters, including the quarter ended December 31, 2018, our dollar-based net expansion rate has exceeded 120%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Key Business Metrics” for additional information regarding our dollar-based net expansion rate and customers. We have made significant investments to grow our business, including in sales and marketing, infrastructure, operations, and headcount.
Our Solution
Our analytics platform enables organizations to dramatically improve business outcomes and the productivity of their business analysts, data scientists and citizen data scientists. Our subscription-based platform allows organizations to easily discover, access, prepare, and analyze data from a multitude of sources and benefit from data-driven decisions. Our platform is:

•
Efficient. We offer a self-service platform that allows business analysts to perform analysis on their own that traditionally required multiple parties and work streams to complete. Our in-memory software engine is designed to ingest and process large volumes of data rapidly and enable responsive and agile analysis, delivering dramatically “faster time to insights.” Once a workflow has been assembled, the analysis can be repeated in minutes and shared with others who can easily replicate the analysis. With our platform, data analysis is automated, repeatable, and shareable.

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

•
Flexible. Our platform does not require a pre-packaged, static data set and instead allows the user to create a visual workflow to securely interact with the underlying source data. Workflows can be easily changed and reconfigured to iterate an analysis and add a new data source or logic. They also can be easily adapted to conform with changes in the underlying data to repeat the analysis. This flexibility allows workflows to be configured to address a wide range of use cases. Business analysts can build apps that let others interact with the workflow through a simple interface available on the public or private cloud or they can configure a workflow to output results directly to a database or system of record. Our platform also outputs to most visual formats such as those offered by Microsoft, Qlik Technologies, Inc., and Tableau.

•
Sophisticated. Our platform provides business analysts an extensive set of analytical capabilities. Our drag-and-drop visual workflow environment includes capabilities that allow users to: access data from a variety of locations such as a local desktop, a relational database, or the cloud; prepare data for analysis; blend multiple data sources regardless of the data structure or format, including big data technologies; gain access to over 50 pre-packaged tools that enable the most widely used procedures for predictive analytics, grouping, and forecasting; and take advantage of geospatial data to drive understanding of topics such as trade areas and drive-time analysis.

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

Growth Strategy
Our focus on empowering business analysts and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Key elements of our strategy for growth include:

•
Increase our overall customer base. We are accelerating the secular shift towards self-service analytics. As a result, we have the opportunity to substantially increase our current customer base of approximately 4,700 customers through an active “land and expand” strategy. We plan to expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand. We also plan to make significant investments in growing both our direct sales teams and indirect sales channels.

•
Expand within our current customer base. We plan on expanding existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our existing customers’ organizations. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and our platform becomes a fundamental element of their operational business processes.

•
Continue to penetrate international markets. We have continued to increase our focus on international markets. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers.

•
Extend our value proposition. We intend to continue to rapidly improve the capabilities of our platform and invest in innovation and our category leadership. For example, in January 2017, we acquired Semanta s.r.o., or Semanta, to enhance our data governance capabilities, in May 2017, we acquired Yhat, Inc., or Yhat, to enhance our capabilities for managing and deploying advanced analytic models, and, in February 2018, we acquired Alteryx ANZ Pty Limited to further expand our global reach. We plan to continue to invest in research and development, including hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. In particular, we intend to focus on further developing our cloud capabilities, improving the governance capabilities of Alteryx Server, and updating our in-memory engine.

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

•
Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. Alteryx Community and our live events, such as our annual Inspire user conferences, which have grown from over 270 attendees in 2012 to over 4,000 attendees in 2018, help us broaden and strengthen our community. Additionally, university courses and analytic clubs help evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. We intend to expand our community development efforts and seek to continue enriching the lives of business analysts everywhere.

Our Platform
Our subscription-based software analytics platform allows organizations to easily discover, access, prepare, and analyze data from a multitude of sources and benefit from better data-driven decisions, including through consumption of results and insights discovered and through real-time model deployment. The ease-of-use, speed, and sophistication of the analysis that our platform enables are enhanced through highly repeatable visual workflows. Our platform’s intuitive user interface includes over 200 drag-and-drop tools that can be used to create and share these analytics. These tools allow business analysts to assemble workflows that represent their models visually, making them easily comprehensible and highly repeatable. Our user interface allows business analysts to seamlessly view the underlying data, metadata, and applied analytics at any stage during the process.
Our platform is designed to interact with almost any data source. Native connectors exist for a wide variety of sources ranging from traditional databases including IBM, Microsoft, Oracle, and SAP, to an array of emerging data platforms including Amazon Web Services, Cloudera, Databricks, Microsoft Azure, and MongoDB. Additionally, our platform is capable of processing data from cloud applications, such as Google Analytics, Marketo, NetSuite, salesforce.com, and Workday, as well as social media platforms, such as Facebook and Twitter.
Powered by our proprietary in-memory engine, our analytics platform comprises:

•	Alteryx Designer. Our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes, through an intuitive drag-and-drop interface.

•	Alteryx Server. Our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment.

•	Alteryx Connect. Our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise.

•	Alteryx Promote. Our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor, and deploy predictive models into real-time production applications.
In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. With Alteryx Analytics Gallery, users can share workflows with version control to enable effective and secure collaboration within and across organizations, create analytic apps and macros that can be shared both privately and publicly, and discover new analytic apps and macros to leverage best practices or to be used as the blueprint for a customized purpose-built analytic workflow.
We sell Alteryx Designer as single seat licenses as well as through broad enterprise-level agreements. Alteryx Server is deployed in larger scale environments and is typically sold on a per-CPU core basis or part of broad enterprise-level agreements as an extension of Alteryx Designer. Alteryx Connect is sold as an extension of Alteryx Server and is typically licensed on a per server basis. Alteryx Promote is sold as part of our platform or as a standalone solution and is licensed on a per-CPU core basis or as part of broad enterprise-level agreements.

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

•
Data profiling. Empowers data workers and analysts to independently assess the health and quality of a dataset prior to building analytic models. For a large number of analysts, assessing data quality often requires turning to statisticians or data scientists, delaying the model development and decision making process. Automated data profiling accelerates the data preparation and insight development process, and can enable the analysts to maintain control of the entire analytic process.

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

•
Advanced analytics. Enables business analysts to create analytic models ranging from basic to highly complex. Our platform supports cleansing, calculations, aggregations, and advanced analytics functions including those used to understand data relative to spatial criteria or more advanced tools used to apply statistical algorithms for predictive analysis. Business analysts can leverage a wide range of code-free tools within the product to create a data set optimized for a specific analysis, run a broad set of analytics, and share the results in a variety of formats. Data scientists can also incorporate R and Python models using Designer’s code-friendly tools to bring more advanced analytic modeling into the repeatable workflows. Additionally, our platform embeds a suite of tutorials and pre-built analytic templates, and the expertise of thousands of analysts from Alteryx Community within the interface to help familiarize users with our platform’s capabilities, enabling business analysts to adopt sophisticated analytic methodologies without significant training.

•
Visualytics. Introduces visual, interactive charting and reporting into every step of a repeatable workflow within Alteryx Designer to enable more insights throughout the entire analytic process. Visualytics interactive charts and reports can be published in Alteryx Server and Alteryx Analytics Gallery for broader consumption and collaboration across the entire organization.

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

Alteryx Connect
Alteryx Connect is a collaborative data exploration platform for the enterprise. Alteryx Connect empowers business analysts to find, manage, understand, and collaborate on the data that resides in their organization. Alteryx Connect combines data cataloging with social collaboration to accelerate insights by connecting to data, analytics, and content. Key capabilities include:

•
Asset catalog. Allows business analysts to assemble information in one place by collecting metadata from information systems, business intelligence reports, visualizations, and workflows in a comprehensive and fully indexed data store.

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

•	Certification and trust. Understands the trustworthiness of data and information assets through certification, lineage, and versioning.
Alteryx Promote
Alteryx Promote is an analytics model management product for the enterprise. Alteryx Promote makes deploying, managing, and monitoring predictive models easier and faster. Alteryx Promote allows data scientists and analytics teams to build, manage, and deploy predictive models to production faster and more reliably via a code-friendly and code-free environment. Key capabilities include:

•
Model deployment. Deploys predictive models easily for users, including data scientists and business analysts, by utilizing the code-free environment of Alteryx Designer to build and deploy models. Code-friendly model deployment is also supported allowing data scientists the freedom of choice for R and Python-based models.

•
Embed models. Embeds predictive models in any business application capable of making REST API requests, including CRM applications, web and mobile applications, and internal applications. Deploys R and Python models through standard REST API without recoding, making models quickly accessible.

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
Our Technology
Underpinning our platform is a set of technological innovations that make robust data analytics easy through an in-memory engine, sophisticated analytic models, and an open and modular core:
In-Memory Engine
Our in-memory engine is optimized to process data within RAM and can utilize disk, when necessary, as temporary virtual memory. This facilitates significantly faster and more secure processing of data than traditional disk-based mechanisms while ensuring that the source data remains unaltered and is not duplicated. In addition to our high speed in-memory processing capabilities, our platform enables in-database processing to take advantage of computing resources where the data resides for certain use cases involving large data sets. Key features of our engine include:

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

Sophisticated Analytic Models
We enable business analysts, data scientists and citizen data scientists to produce analytics ranging from basic to highly complex, including predictive, prescriptive, and spatial. Specifically, we enable predictive analytics through utilization of R, an open source programming language and software environment for statistical computing, and Python, a popular programming language for analytics with many publicly available packages. Our capabilities allow transparency and editing of the R and Python code without requiring prior coding experience. In addition, in-database processing enables analysts to scale predictive analytics and harness the value of large sets of data without moving the data out of a database, improving predictive model development performance over traditional approaches. Deep geo-spatial tools, such as a drive time engine, create the basis for performing location-based analysis.
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform can utilize R for advanced analytics while providing a simple drag-and-drop interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and adjustment. The integration of our platform with R and Python takes advantage of segmented, but integrated main-memory resources to ensure seamless, fast operations. More recently, we introduced the JavaScript V8 engine for our platform in a similar capacity. This enables the introduction of new HTML5 UI, Server-side JavaScript, and JSON/REST APIs to all fuel the innovation being driven from our platform.

Our Customers
Organizations of all sizes and across a wide variety of industries have adopted our platform. As of December 31, 2018, we served customers in more than 70 countries, including over 500 of the Global 2,000 companies. Our customer base has grown from 1,398 customers as of December 31, 2015 to approximately 4,700 customers as of December 31, 2018.
Our customers include Barclays PLC, The Coca-Cola Company, Dubai Electricity and Water Authority, Ford Motor Company, Kaiser Foundation Health Plan, Inc., Microsoft Corporation, Nike, Inc., Southwest Airlines Co., Tableau Software, Inc., and the United States Department of Defense. Our platform is also leveraged by leading management consulting organizations such as Accenture plc, Bain & Company, and Boston Consulting Group.
No customer represented more than 10% of our revenue in each of the years ended December 31, 2018, 2017, and 2016.
Support and Training
Although our platform is designed to operate on a self-service basis, we also provide technical support, instruction, and customer service to further our customer experience. Our customer support team is available to assist with questions about installation, licensing, workflow development, technical and functional matters, and our APIs and software development kit. Additionally, we provide our customers with support five days a week across multiple geographies as well additional support offerings to cover 24x7 requirements. We also rely on our engaged user community to enhance the support experience of our customers through Alteryx Community.
In order to facilitate adoption and rapid benefits from the use of our platform, we offer free online training through our website that includes hundreds of hours of training videos and sample analytic workflows. We also provide a variety of fee-based training options ranging from instructor-led courses in a traditional classroom setting to online courses.
Our Community
We have built a strong and growing community of employees, users, customers, potential customers, and channel partners who are passionate about our platform and mission. The purpose of Alteryx Community is to create a support channel for all constituents to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Alteryx Community currently offers:

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

•	an avenue for users, customers, and channel partners to share product suggestions with us;

•	interactive lessons, live trainings, weekly challenges and an opportunity to become certified via Alteryx Academy; and

•	blogs and news and events portals.
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
As of December 31, 2018, we had over 800 full-time employees, including approximately 200 employees located outside the United States. None of our employees are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our employees to be good.
Sales and Marketing
Our sales and marketing teams work closely together to increase market awareness, drive demand for our platform, and cultivate customer relationships to drive revenue growth.
Sales
We sell our platform through our direct sales organization and indirect channel partners both internationally and domestically. Our sales strategy relies on a “land and expand” model. Prospective customers can download a fully functional free trial of Alteryx Designer from our website and, as a result, become leads for our sales and marketing teams. Our initial deployments with new customers are typically individual business analysts focused on a single use case such as data preparation and data blending. These initial deployments frequently expand across departments, divisions, and geographies as additional use cases are identified and deployed, and through word-of-mouth, collaboration, and standardization of business processes. As our platform expands throughout organizations and becomes increasingly strategic in nature, our platform is recognized by corporate executives, IT personnel, and organization leaders as the solution to their analytics needs.
Our sales organization is comprised of inside sales teams dedicated to selling to new customers and direct field sales teams responsible for identifying and maximizing future expansion opportunities with our existing customers. Our inside sales and direct field sales teams are tightly integrated to promote an efficient customer acquisition model and seamless growth for expansion opportunities. Our customer success and support organizations are responsible for post-sales training and support, maintaining customer relationships, and renewing existing contracts.
The majority of our domestic sales are through our direct sales organization. We serve Asia-Pacific, Europe, the Middle East, and Africa, and Latin America regions, and select other emerging countries through our direct sales organization and a variety of channel partners, including VARs and management consulting firms.

Marketing
Our marketing organization is responsible for increasing awareness of and generating demand for our platform, creating high quality leads for our salesforce through a mix of volume demand generation and account-based marketing, and fostering our community of users. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic. These goals are intended to increase downloads of our free trials of our platform and encourage use of our free online training, which are integral parts of our customer acquisition process. We utilize a wide range of online and offline marketing initiatives including our website, social media, paid search, email, webinars, channel partner events, and field events often with analytic leaders and data scientists. Our annual U.S. and European Inspire user conferences play a key role in providing current and prospective customers with a better understanding of our platform through interactions with peers, training, and the highlighting of customer use cases and best practices.
Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our partnerships are primarily with technology alliances, system integrators, management consulting firms, and a growing network of VARs.
Technology Alliances
Our technology partner ecosystem consists of independent software vendors, cloud and data platforms, and offerings that enhance and extend our platform. We work closely with over 20 technology partners to deliver a seamless analytic user experience. We have optimized connectors for more than 80 data sources, including many from Amazon Web Services, Inc., Cloudera, Inc., Databricks, Inc., Google, LLC, International Business Machines Corporation, Microsoft Corporation, MongoDB, Inc., Oracle Corporation, salesforce.com, inc. SAP SE, and Snowflake Computing, Inc. We natively support output to most visual formats such as those offered by Microsoft, Qlik, or Tableau and also to auto modeling solutions such as those offered by DataRobot, Inc. and H2O.ai, Inc.
System Integrators and Management Consulting Firms
Systems integrators and management consulting firms provide advisory, managed, and implementation services to our customers across all market segments. Over 60 of our systems integrators and management consulting firms as of December 31, 2018 leverage their deep analytic expertise in concert with us to solve complex business challenges while generating reusable analytic intellectual property.
Value Added Resellers
VARs bring product expertise and implementation best practices to our customers globally. As of December 31, 2018, we had over 200 VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 212 employees as of December 31, 2018 located primarily in Broomfield, Canada, Colorado, the Czech Republic, Ukraine, and the United Kingdom, is comprised of dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.

Competition
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer niche data preparation options that are competitive with some of the features within our platform, such as Dataiku Inc., MicroStrategy, Talend Inc., Tableau, TIBCO Software and Trifacta, Inc.
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
Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Analytics Gallery, Alteryx Connect, Alteryx Promote, Semanta, Yhat, and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14 and 15(d) of the Exchange Act. The Securities and Exchange Commission, or SEC, maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.alteryx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.
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
Risks Related to Our Business and Industry

We have a history of losses, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Prior to the year ended December 31, 2018, we incurred net losses in each fiscal year since our inception, including net losses of $17.5 million and $24.3 million in the years ended December 31, 2017 and 2016, respectively. Although we experienced net income in the year ended December 31, 2018, we expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our revenue as recognized under Accounting Standards Codification, or ASC, 605, Revenue Recognition, or ASC 605, grew from $85.8 million for the year ended December 31, 2016 to $131.6 million for the year ended December 31, 2017 to $204.3 million for the year ended December 31, 2018. Our number of full-time employees has increased significantly over the last year, from 555 employees as of December 31, 2017 to over 800 employees as of December 31, 2018. We have also established and expanded our operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we license our platform to customers in more than 70 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Our revenue growth and ability to sustain profitability depends on being able to expand our direct sales force and increase the productivity of our sales force successfully.
To date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to substantially further increase our number of direct sales professionals.
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
Although we have been operating our business since 1997, we changed our business model significantly and first launched our software platform in 2010. Further, since 2013, we have licensed our platform to customers under a subscription-based model. As a result, our business model has not been fully proven, and we have only a limited operating history with our new business model to evaluate our business and future prospects, which subjects us to a number of uncertainties, including our ability to plan for and model future growth. Our historical revenue growth should not be considered indicative of our future performance. We have encountered and will continue to encounter risks and difficulties frequently experienced by growing companies in rapidly changing industries, including achieving market acceptance of our platform, attracting and retaining customers, growing partnerships and distribution of our platform, increasing competition, and increasing expenses as we continue to grow our business. We cannot assure you that we will be successful in addressing these and other challenges we may face in the future and if we do not manage these risks successfully, our business may be adversely affected. In addition, we may not achieve sufficient revenue to maintain positive cash flow from operations or profitability in any given period.

If the market for analytics products and services fails to grow as we expect, or if businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
Nearly all our revenue has come from licenses of our subscription-based software platform, and we expect these sales to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new products and services. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations, as may other developments. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Within the last eighteen months, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue. In addition, Alteryx Connect is designed to be used with our Alteryx Server product and will not be sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
If we are unable to attract new customers and expand sales to existing customers, both domestically and internationally, our revenue growth could be slower than we expect and our business may be harmed.
Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. In particular, we are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sufficient sales opportunities necessary to increase our revenue and to the extent that we are unable to successfully attract and expand our customer base, we will not realize the intended benefits of these marketing strategies and our ability to grow our revenue may be adversely affected.
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
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including Internet and other online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers, and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from IBM, Microsoft, Oracle, SAP, and SAS Institute. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer niche data preparation options that are competitive with some of the features within our platform, such as Dataiku, MicroStrategy, Talend, Tableau, TIBCO Software and Trifacta.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition.
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
In addition to our direct sales force, we use channel partners such as technology alliances, system integrators, management consulting firms, and value-added resellers to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to sustain profitability depends in part on our ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to make significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
Our long-term success depends, in part, on our ability to expand the licensing of our software platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
We are generating a growing portion of our revenue from international licenses, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. For example, we acquired Alteryx ANZ in February 2018, which has operations in Australia. There are certain risks inherent in conducting international business, including:

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

•	difficulties in maintaining our company culture with a dispersed and distant workforce;

•	tax issues, including with respect to our corporate operating structure and intercompany arrangements;

•	weaker intellectual property protection;

•	economic weakness or currency-related crises;

•	the burden of complying with a wide variety of laws, including those relating to labor matters, consumer and data protection, privacy, network security, encryption, and taxes;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

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
For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and in March 2017 the United Kingdom provided notification of its intent to leave the European Union. Without further agreement, the United Kingdom will formally leave the European Union in March 2019. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on the regulatory regime applicable to our operations in the United Kingdom.

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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017, and we are continuing to evaluate its impact as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt some or all of the proposals to counteract the effects of the use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment,” and changes how profits would be attributed to the permanent establishment. Another proposal calls for insuring transfer pricing outcomes are commensurate with value creation, adopting the view the current rules facilitate the transfer of risks, capital, and income away from countries where economic activity takes place. We expect many countries to incorporate the BEPS proposals into their laws. Several countries have changed or proposed changes that incorporate some or all of the proposals.
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
Because we recognize a portion of the revenue from our subscriptions over the subscription term, downturns or upturns in new sales and renewals may not be immediately and fully reflected in our operating results and may be difficult to discern.
As a result of our adoption of Accounting Standards Update, or ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, we generally recognize a portion of the subscription revenue from customers at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, cloud-based offerings, and data subscriptions is recognized ratably over the subscription terms. Prior to our adoption of ASC 606, a significant portion of the revenue we reported in each quarter was derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any quarter may have had a small impact on our revenue for that quarter. However, such a decline would have negatively affected our revenue in future quarters. As a result of our adoption of ASC 606, a comparatively smaller portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters, but a decline in new or renewed subscriptions in any quarter will negatively affect our revenue in such quarter and will continue to negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. We may also be unable to reduce our operating expenses in the event of a significant deterioration in sales. In addition, a significant majority of our costs are expensed as incurred, while a portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.

The nature of our business requires the application of complex revenue recognition rules and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. generally accepted accounting principles, or U.S. GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, as occurred in connection with our adoption of ASC 606. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area.
In particular, in May 2014, the FASB issued ASC 606, which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. ASC 606 became effective for our annual reporting period for the year ended December 31, 2018. The adoption of ASC 606 had a material impact on our operating results for the year ended December 31, 2018 as described in more detail in Note 3, Revenue, in the notes to our consolidated financial statements included elsewhere in this Annual Report. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
We have also implemented changes to our accounting processes, internal controls and disclosures to support the new revenue recognition standard. If we are unsuccessful in adapting our business to the requirements of the new revenue recognition standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. This update, which became effective beginning January 1, 2019, also introduces new disclosure requirements for leasing arrangements. We are currently evaluating the impact of this update on the consolidated financial statements, and we expect that this guidance will have a material impact to our consolidated balance sheets, but is not expected to have a material impact to our consolidated statements of operations and comprehensive income (loss). Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.
We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.
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
Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. Further, the adoption of ASC 606 for revenue recognition will heighten the seasonal impact on new licenses that are multi-year in nature with more revenue recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later. Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, we may achieve higher revenue growth in the first fiscal quarter than in the second fiscal quarter due to the effect of one or more large contracts that are entered into in the first fiscal quarter.
In addition, we have experienced increased sales and marketing expenses associated with our annual company kickoff and our annual U.S. and European Inspire user conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
Any failure to offer high-quality technical support may harm our relationships with our customers and have a negative impact on our business and financial condition.
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future, scope, and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
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
Any unauthorized or inadvertent access to, or an actual or perceived security breach of, our systems or networks, could result in an actual or perceived loss of, or unauthorized access to, our data or the data of our third-party partners, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, and other costs in connection with actual and alleged contractual breaches, violations of applicable laws and regulations, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationship with us, subjecting us to costly notification and remediation requirements, or harming our brand. We maintain cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. For example, in 2018, we were subject to lawsuits filed against us related to potential access to a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. Risks related to cybersecurity will increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal or identifying information.
Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facility and other third-party services, could adversely affect our operating results or result in a material weakness in our internal controls.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from new products and services;

•	our ability to maintain and grow our customer base;

•	our ability to expand our number of partners and distribution of our platform;

•	the development and introduction of new products and services by us or our competitors;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	the timing of significant new purchases or renewals by our customers;

•	seasonal purchasing patterns of our customers;

•	the timing of our Inspire user conferences;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	the application of new or changing financial accounting standards or practices, including the adoption of ASC 606;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and

•	general economic conditions in either domestic or international markets.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve. Various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the European Commission adopted a new law regarding data practices called the General Data Protection Regulation, or GDPR, which became effective in May 2018, and supersedes previous EU data protection legislation. The GDPR imposes new and more stringent EU data protection requirements, which could increase the risk of non-compliance and the costs of providing our products and services in a compliant matter. The GDPR provides for greater monetary penalties for noncompliance, including a penalty of up to the greater of €20 million or 4% of total worldwide annual turnover. In addition, the California Consumer Privacy Act was passed in June 2018 and creates new data privacy rights for users, effective in 2020. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.

Future litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we have been subject to litigation. For example, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on AWS a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. We may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we continue to move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees.
Our future success also depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. If we lose the services of senior management or other key personnel, if our senior management team cannot work together effectively, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
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
We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, the Tax Cuts and Jobs Act of 2017 enacted broad and complex changes to the U.S. tax code, some of which are unfavorable and will apply to us, including but not limited to: (i) imposition of income tax on global intangible low-taxed income, or GILTI; (ii) repeal of the deduction for domestic production activity; (iii) limiting the deductibility of certain executive compensation; and (v) limiting the use of foreign tax credits to reduce U.S. income tax liability.
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
We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. We are periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions we have taken and we may have exposure to additional income and non-income tax liabilities which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition. For instance, the United States Supreme Court’s June 2018 ruling in South Dakota v. Wayfair, Inc. could result in more states requiring us to collect sales or use tax on sales we make to their residents. This change in the law could increase our tax compliance costs and/or increase the after-tax price of our products in some states.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year. We concluded we had an ownership change in 2015, but the ownership change should not prevent us from using all our pre-2018 NOLs and tax credits before they expire. For U.S. federal income tax purposes, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. We may also experience ownership changes in the future that further restrict the use of our NOLs as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Cuts and Jobs Act of 2017, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. If we have a future taxable year in which we generate NOLs, this change may require us to pay more federal income taxes in a subsequent year than we would have had to pay under pre-existing law.

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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly and increased demand on our systems and resources.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been, and may in the future be, required. For example, our adoption of ASC 606 required us to make significant updates to our financial information technology systems and significant modifications to our accounting controls and procedures and continues to place a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Many of these updates and modifications remain in process as we evolve our systems and controls. We have been able to make timely reporting requirements as of the date of this Annual Report; however, the significant system and process updates required for the efficient operation of our revenue process under ASC 606 remain an on-going initiative with no assurance that we will continue to be successful in meeting our future reporting requirements. Our failure to meet our reporting obligations could have a material adverse effect on our business and on the trading price of our Class A common stock. Furthermore, due to the implementation of ASC 606 and the changes we have made to our internal control environment to adopt ASC 606, there is an increased risk that we may fail to maintain an effective internal control environment. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations. As a result of ongoing efforts to maintain and improve our disclosure controls and procedures and internal control over financial reporting, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
The rules and regulations applicable to public companies make it more expensive for us to obtain and maintain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors, particularly to serve on our audit committee and compensation committee, and qualified executive officers.
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
As a public company, we are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
This assessment will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Because we are no longer an “emerging growth company” as of December 31, 2018, Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting commencing with the year ended December 31, 2018, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.

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
We recently changed our independent registered public accounting firm due to the possible appearance of a business relationship contrary to auditor independence standards as a result of the accounting firm’s increased use of, and communications and services related to, our software platform with its clients and prospective clients in 2018. If our prior registered independent accounting firm were to determine that it was not independent in prior years, we may be required to have such financial statements audited and reviewed by another independent registered public accounting firm. Moreover, our new registered independent accounting firm may interpret accounting rules differently than our former firm.
In January 2019, we dismissed our former independent registered public accounting firm, PricewaterhouseCoopers LLP, or PwC, and engaged a new firm, Deloitte & Touche LLP, or Deloitte, to serve in that role. PwC, our prior independent registered public accounting firm, has purchased our products and services from time to time in the ordinary course of business in arms-length transactions. Our sales to PwC through the date of their dismissal have been immaterial; however, in January 2019, following an internal review by PwC, PwC notified us that it had increased its use of, and communications and services related to, our software platform with its clients and prospective clients in 2018 and that this created the possible appearance of a business relationship contrary to auditor independence standards. PwC communicated to us that this concern did not extend to 2017 or any prior year. As a result of the foregoing, we dismissed PwC as our independent registered public accounting firm in January 2019. In the future, if it were to be determined that PwC was not independent for 2017 or prior years, the financial statements audited by PwC may have to be audited and reviewed by another independent registered public accounting firm.  There can be no assurance that the new independent registered public accounting firm will reach the same conclusions as PwC regarding the application of accounting standards, management estimates or other factors affecting our financial statements in connection with such accountant’s audit and review process, and that adjustments to or restatements of our financial statements for such periods will not be required as a result.
Additionally, Deloitte, our new independent registered public accounting firm, will be reviewing and auditing our financial statements in the future. Given the complexities of public company accounting rules and the differences in how those rules are interpreted by various accounting firms, it is possible that our new independent registered public accounting firm will require us to characterize certain transactions or present financial data differently than was approved by our former independent registered public accounting firm. Similarly, it is possible that our new independent registered public accounting firm will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation or stockholder litigation.
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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired Alteryx ANZ in February 2018 to further expand our customer reach into New Zealand and Australia. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this

Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical accounting policies and estimates used in preparing our consolidated financial statements include those related to revenue recognition, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
We expect that the trading price of the convertible senior notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock could fluctuate significantly for many reasons, including in response to the other risks described in this Annual Report or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the convertible senior notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the convertible senior notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the convertible senior notes.
We may incur substantially more debt or take other actions which would intensify the risks discussed above.
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
Under ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the convertible senior notes) that may be settled wholly or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the convertible senior notes is that the equity component, net of issuance costs, is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as original issue discount for purposes of accounting for the liability component of the convertible senior notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the convertible senior notes to their face amount over the term of the convertible senior notes. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the convertible senior notes.
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

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $64.42, through December 31, 2018. In addition to factors discussed in this Annual Report, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 61.6 million shares of our Class A and Class B common stock outstanding as of December 31, 2018. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2018, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 2.	Properties.
Our corporate headquarters are located in Irvine, California, where we occupy facilities totaling approximately 70,000 square feet under a lease agreement that expires in August 2025. We also maintain offices in California, Colorado, Illinois, New York and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom.
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
Holders of Record
As of February 22, 2019, there were 51 registered holders of our Class A common stock and 36 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.
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
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.	Selected Financial Data
The following tables provide our historical selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2018, 2017, and 2016 and the selected consolidated balance sheet data as of December 31, 2018 and 2017 from our audited consolidated financial statements included elsewhere in this Annual Report. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2015 and 2014 and the selected consolidated balance sheet data as of December 31, 2016, 2015, and 2014 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 on a modified retrospective basis. Financial results for the year ended December 31, 2018 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605, Revenue Recognition, or ASC 605. The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$253,570	$131,607	$85,790	$53,821	$37,984
Cost of revenue (1)(2)	22,800	21,803	16,026	10,521	8,533
Gross profit	230,770	109,804	69,764	43,300	29,451
Operating expenses:
Research and development (1)	43,449	29,342	17,481	11,103	7,787
Sales and marketing (1)(2)	109,284	66,420	57,585	43,244	24,612
General and administrative (1)	48,267	32,241	17,720	10,039	17,264
Total operating expenses	201,000	128,003	92,786	64,386	49,663
Income (loss) from operations	29,770	(18,199)	(23,022)	(21,086)	(20,212)
Interest expense	(7,378)	—	—	—	—
Other income (expense), net	3,042	(205)	(1,028)	(186)	(81)
Income (loss) before provision for (benefit of) income taxes	25,434	(18,404)	(24,050)	(21,272)	(20,293)
Provision for (benefit of) income taxes	(2,586)	(905)	208	178	36
Net income (loss)	$28,020	$(17,499)	$(24,258)	$(21,450)	$(20,329)
Less: Accretion of Series A redeemable convertible preferred stock	—	(1,983)	(6,442)	(2,603)	(1,669)
Net income (loss) attributable to common stockholders	$28,020	$(19,482)	$(30,700)	$(24,053)	$(21,998)
Net income (loss) per share attributable to common stockholders, basic (3)	$0.46	$(0.37)	$(0.95)	$(0.76)	$(1.37)
Net income (loss) per share attributable to common stockholders, diluted (3)	$0.43	$(0.37)	$(0.95)	$(0.76)	$(1.37)

(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$797	$485	$106	$34	$34
Research and development	3,699	1,635	338	239	1,081
Sales and marketing	6,153	2,302	1,281	800	183
General and administrative	5,998	4,519	1,559	409	9,379
Total	$16,647	$8,941	$3,284	$1,482	$10,677

(2)	Amounts include amortization of intangible assets as follows:

	Year Ended December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Cost of revenue	$1,809	$1,213	$—	$—	$—
Sales and marketing	220	12	—	—	—
Total	$2,029	$1,225	$—	$—	$—

(3)
See Note 2, Significant Accounting Policies, and Note 16, Basic and Diluted Net Income (Loss) Per Share, of the notes to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net loss per share attributable to common stockholders, basic and diluted.

	As of December 31,
	2018	2017	2016	2015	2014
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$426,243	$194,066	$52,700	$61,143	$24,642
Working capital	337,233	111,499	14,861	14,842	9,220
Total assets	618,167	291,416	111,415	97,138	48,669
Deferred revenue - current	84,015	110,213	71,050	44,179	28,927
Redeemable convertible preferred stock	—	—	99,182	92,740	41,618
Total stockholders' equity (deficit)	301,818	153,504	(77,610)	(52,911)	(31,671)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

Overview
We are improving business through data science and analytics by enabling analytic producers, regardless of technical acumen, to quickly and easily transform data into actionable insights and deliver improved data-driven business outcomes. Every day, our users leverage our end-to-end analytic platform to quickly and easily discover, access, prepare, and analyze data from a multitude of sources, then deploy and share analytics at scale. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of December 31, 2018, we had approximately 4,700 customers in more than 70 countries, including over 500 of the Global 2,000 companies.
We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. In accordance with ASC 606, which became effective for us as of January 1, 2018, we recognize a portion of the revenue from customers upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion ratably over the subscription term. Revenue from subscriptions represented over 95% of revenue for each of the years ended December 31, 2018, 2017, and 2016. We also generate revenue from professional services, including training and consulting services.
We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization of business processes. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and our platform becomes a fundamental element of their operational business processes.
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
Expansion and Further Penetration of Our Customer Base. We employ a “land and expand” business model that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. Our future revenue growth and our ability to maintain profitability is dependent upon our ability to continue landing new customers and expanding the adoption of our platform by additional users within their organizations. We believe significant opportunity exists for us to acquire new customers, as well as expand existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our existing customers’ organizations. We believe this expansion would provide us with substantial operating leverage because the costs to expand sales within existing customers are significantly less than the costs to acquire new customers.
International Expansion. We have recently increased our focus on international markets. For the years ended December 31, 2018, 2017, and 2016, we derived 29%, 23%, and 19% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant, and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers. To capitalize on this opportunity, we intend to continue to invest in growing our presence internationally. Our growth and the success of our initiatives in markets outside of the United States will depend on the continued adoption of our platform by our existing customers, as well as our ability to attract new customers.
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
Acquisitions. Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. In January 2017, we acquired Semanta to enhance our data governance capabilities, in May 2017, we acquired Yhat to enhance our capabilities for managing and deploying advanced analytic models, and, in February 2018, we acquired our former distributor Alteryx ANZ. The consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. See Note 4, Business Combinations, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these acquisitions.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Customers	2,565	2,823	3,054	3,392	3,673	3,940	4,315	4,696
Dollar-Based Net Expansion Rate.  As a result of our adoption of ASC 606, we believe our previous key business metric, dollar-based net revenue retention rate, no longer reflects the performance of our business.  Therefore, we are no longer presenting net revenue retention rate and will instead report a new key metric, dollar-based net expansion rate. Our dollar-based net expansion rate is a trailing four-quarter average of the annual contract value, or ACV, which is defined as the subscription revenue that we would contractually expect to recognize over the term of the contract divided by the term of the contract, in years, from a cohort of customers in a quarter as compared to the same quarter in the prior year. A dollar-based net expansion rate equal to 100% would indicate that we received the same amount of ACV from our cohort of customers in the current quarter as we did in the same quarter of the prior year. A dollar-based net expansion rate less than 100% would indicate that we received less ACV from our cohort of customers in the current quarter than we did in the same quarter of the prior year. A dollar-based net expansion rate greater than 100% would indicate that we received more ACV from our cohort of customers in the current quarter than we did in the same quarter of the prior year.
 To calculate our dollar-based net expansion rate, we first identify a cohort of customers, or the Base Customers, in a particular quarter, or the Base Quarter. A customer will not be considered a Base Customer unless such customer has an active subscription on the last day of the Base Quarter. We then divide the ACV in the same quarter of the subsequent year attributable to the Base Customers, or the Comparison Quarter, including Base Customers from which we no longer derive ACV in the Comparison Quarter, by the ACV attributable to those Base Customers in the Base Quarter. Our dollar-based net expansion rate in a particular quarter is then obtained by averaging the result from that particular quarter by the corresponding result from each of the prior three quarters. The dollar-based net expansion rate excludes contract value relating to professional services from that cohort.
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,
	2017	2017	2017	2017	2018	2018	2018	2018
Dollar-based net expansion rate	134%	133%	131%	130%	129%	129%	131%	132%

Components of Our Results of Operations
Revenue

We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. Prior to the adoption of ASC 606 effective January 1, 2018, we recognized subscription revenue ratably over the term of the contract, commencing with the date on which the platform was first made available to the customer, and when all other revenue recognition criteria were met. Following the adoption of ASC 606, we recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion of revenue ratably over the subscription term. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. Our subscription agreements provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Revenue from professional services represented 5% or less of revenue for each of the years ended December 31, 2018, 2017, and 2016. Over the long term, we expect our revenue from professional services to continue to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers.
For a description of our revenue recognition policies, see the section titled “Critical Accounting Estimates” within this Management’s Discussion and Analysis of Financial Condition and Result of Operations.
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
We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges in each expense category based on headcount in that category. As such, certain general overhead expenses are reflected in cost of revenue.
We intend to continue to invest additional resources in our cloud infrastructure. We expect that the cost of third-party data center hosting fees will increase over time as we continue to expand our cloud-based offering.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing and mix of products and services we sell, the channel through which we sell our products and services, and, to a lesser degree, the utilization of customer support and professional services resources, as well as third-party hosting and syndicated data fees in any given period. Our gross margin may fluctuate from period to period depending on the interplay of the factors discussed above.
Operating Expenses
Our operating expenses are classified as research and development, sales and marketing, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries and bonuses, stock-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges to each expense category based on headcount in that category.
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
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual company kickoff and our annual U.S. and European Inspire user conferences, will affect our sales and marketing expense in the period in which each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
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
Provision for (Benefit of) Income Taxes
Provision for (benefit of) income taxes consists primarily of accrued current and deferred income taxes imposed by the United States and foreign jurisdictions in which we conduct business. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue.

Results of Operations for the Years Ended December 31, 2018, 2017, and 2016
Revenue

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$253,570	$131,607	$85,790	$121,963	92.7%	$45,817	53.4%
The increase in revenue is attributable primarily to the adoption of ASC 606, increases in sales to existing customers and, to a lesser extent, the increase in our total number of customers. Under ASC 606, we now recognize a portion of our revenue at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. We adopted the provisions of this standard under the modified retrospective method of adoption, and, as a result, revenue reported for the years ended December 31, 2017 and 2016 are not reflective of the new accounting standard. Therefore, a portion of the increase in revenue from the year ended December 31, 2017 to December 31, 2018 is directly attributable to the adoption of ASC 606 effective January 1, 2018. As shown in Note 3, Revenue, of the notes to our consolidated financial statements included elsewhere in this Annual Report, revenue recognized under ASC 605 would have been $204.3 million for the year ended December 31, 2018, or an increase of $72.7 million or 55.2% as compared to the year ended December 31, 2017. See Note 3, Revenue, for additional information regarding the impact to revenue due to the adoption of ASC 606.
The increase in revenue for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was attributable primarily to additional sales to existing customers and, to a lesser extent, the increase in our total number of customers.
Cost of Revenue and Gross Margin

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$22,800	$21,803	$16,026	$997	4.6%	$5,777	36.0%
% of revenue	9.0%	16.6%	18.7%
Gross margin	91.0%	83.4%	81.3%
Cost of revenue increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in employee-related costs, including stock-based compensation expense, of $1.6 million, and an increase of $1.1 million in IT and facilities overhead expenses, including depreciation associated with higher headcount, and an increase in the amortization of intangible assets of $0.6 million associated with recent acquisitions. These costs are offset in part by a decrease in royalties associated with third-party syndicated data of $2.3 million due to lower royalty rates for the current year. As of December 31, 2018, we had 73 in cost of revenue personnel compared to 58 as of December 31, 2017.
Cost of revenue increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in royalties associated with third-party syndicated data costs of $3.1 million, an increase in the amortization of intangible assets acquired in our recent acquisitions of $1.2 million, and an increase in our use of third-party contractors to provide professional services to our customers of $0.9 million. The use of third-party contractors also resulted in the reduction of headcount in cost of revenue personnel from 63 at December 31, 2016 to 58 at December 31, 2017.
The increase in gross margin for the year ended December 31, 2018 as compared to the year ended December 31, 2017 and for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was the result of an increase in the proportion of revenue from subscriptions relative to revenue from professional services, as well as an increase in the use of Alteryx Community for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue. In addition, the increase in gross margin for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is related to a decrease in royalties associated with third-party syndicated data and increases in revenue associated with the adoption of ASC 606 as discussed above and further discussed in Note 3, Revenue, of the notes to our consolidated financial statements included elsewhere in this Annual Report.

Research and Development

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$43,449	$29,342	$17,481	$14,107	48.1%	$11,861	67.9%
% of revenue	17.1%	22.3%	20.4%
Research and development expense increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in employee-related costs, excluding stock-based compensation expense, of $7.5 million and an increase in stock-based compensation expense of $2.1 million due to higher headcount, an increase of $1.8 million in IT and facilities overhead expenses, including depreciation, and an increase of $2.7 million in consulting and professional fees. As of December 31, 2018, we had 212 research and development personnel compared to 160 as of December 31, 2017.
Research and development expense increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in employee-related costs, excluding stock-based compensation expense, of $8.2 million due to higher headcount, an increase in stock-based compensation expense of $1.3 million due to higher headcount and stock awards issued in connection with the acquisition of Yhat, and an increase of $1.2 million in IT and facilities overhead expenses, including depreciation. As of December 31, 2017, we had 160 research and development personnel compared to 106 as of December 31, 2016.
Sales and Marketing

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$109,284	$66,420	$57,585	$42,864	64.5%	$8,835	15.3%
% of revenue	43.1%	50.5%	67.1%
Sales and marketing expense increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in employee-related costs, excluding stock-based compensation expense, of $26.9 million due to higher headcount, an increase of $3.9 million in stock-based compensation expense, also due to higher headcount, an increase in IT and facilities overhead expenses, including depreciation, of $3.3 million, an increase in marketing programs expense of $4.8 million, and an increase in consulting and professional fees of $3.8 million. The increase in employee-related costs noted above is inclusive of a $1.7 million decrease due to the adoption of ASC 606. As further discussed in Note 3, Revenue, of the notes to our consolidated financial statements included elsewhere in this Annual Report, ASC 606 impacted the recognition of costs to obtain a contract, principally the treatment of sales commissions and the amortization period over which they are recognized. As of December 31, 2018, we had 398 sales and marketing personnel compared to 252 as of December 31, 2017.
Sales and marketing expense increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016 primarily due to an increase in employee-related costs of $7.0 million due to higher headcount and an increase of $1.2 million in IT and facilities overhead expenses, including depreciation. The increase in employee-related costs includes a decrease of $1.2 million for certain cash-based performance awards for eligible sales personnel due to an increase in the proportion of the cash-based performance awards that were directly related to a specific customer contract which had been deferred and recognized over the term of the contract in the year ended December 31, 2017 as compared to December 31, 2016. In addition, a majority of the employees hired during the year ended December 31, 2017 were hired later in the period; accordingly, the corresponding increase in sales and marketing expense was not fully reflected in employee-related costs for the year ended December 31, 2017. As of December 31, 2017, we had 252 sales and marketing personnel compared to 190 as of December 31, 2016.

General and Administrative

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$48,267	$32,241	$17,720	$16,026	49.7%	$14,521	81.9%
% of revenue	19.0%	24.5%	20.7%
General and administrative expense increased for the year ended December 31, 2018 as compared to the year ended December 31, 2017 primarily due to an increase in employee-related costs, excluding stock-based compensation expense, of $7.9 million due to higher headcount as we continue to expand our infrastructure to support our growth, an increase in stock-based compensation expense of $1.5 million due to higher headcount, an increase of $4.3 million in consulting, accounting, legal and professional fees related to projects to expand our infrastructure and processes, and an increase of $3.1 million in IT and facilities overhead expenses, including depreciation, offset by a decrease in expenses related to our follow-on public offering expense of $0.7 million. As of December 31, 2018, we had 134 general and administrative personnel compared to 85 as of December 31, 2017.
General and administrative expense increased for the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in general and administrative expense was primarily due to an increase in employee-related costs, excluding stock-based compensation expense, of $4.1 million due to higher headcount as we continue to expand our infrastructure to support our growth, an increase in stock-based compensation expense of $3.0 million due to higher headcount and the recognition of expenses related to RSUs triggered by our IPO, an increase of $3.2 million in consulting, accounting, legal and professional fees related to becoming a public company, our recent acquisitions and costs related to our follow-on public offering, and an increase of $2.5 million in IT and facilities overhead expenses, including depreciation. As of December 31, 2017, we had 85 general and administrative personnel compared to 65 as of December 31, 2016.
Interest Expense

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(7,378)	$—	$—	$(7,378)	*	$—	*

*	Not meaningful
The increase in interest expense is due to the issuance of our convertible senior notes during the year ended December 31, 2018.
Other Income (Expense), Net

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$3,042	$(205)	$(1,028)	$3,247	*	$823	(80.1)%

*	Not meaningful
The increase in other income (expense), net for the year ended December 31, 2018 as compared to the year ended December 31, 2017 was primarily due to increases in interest income as a result of an increase in the balance of available-for-sale securities related to the issuance of our convertible senior notes, foreign currency transaction gains and losses due to fluctuations in foreign currencies against the U.S. dollar, and a decrease in impairment costs of $1.1 million related to the impairment of a cost method investment in the year ended December 31, 2017.

The increase in other income (expense), net for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to increases in interest income as a result of an increase in the balance of available-for-sale securities and foreign currency transaction gains and losses due to fluctuations in foreign currencies against the U.S. dollar, offset in part by a $1.1 million related to the impairment of a cost method investment.
Provision for (Benefit of) Income Taxes

	Year Ended December 31,			2018 vs 2017		2017 vs 2016
	2018	2017	2016	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$(2,586)	$(905)	$208	$(1,681)	*	$(1,113)	*

*	Not meaningful
The increase in benefit of income taxes for the year ended December 31, 2018 as compared to the year ended December 31, 2017 is primarily due to the adoption of ASC 606. In prior years, under ASC 605, we recognized a full valuation allowance against our U.S. deferred tax assets due to our history of losses.  However, as a result of ASC 606, and the increase in revenue recognized, as discussed above, we recognized pre-tax income of $25.4 million in the year ended December 31, 2018, and will no longer recognize a full valuation allowance. During the year ended December 31, 2018 we recognized a provision for income taxes from our pre-tax U.S. income. The provision for income taxes was fully offset by excess tax benefits related to stock option deductions of $8.9M.
The increase in benefit of income taxes for the year ended December 31, 2017 as compared to the year ended December 31, 2016 was primarily due to a tax benefit of $1.0 million related to a decrease in our valuation allowance against our deferred tax assets related to the Yhat acquisition, offset in part by foreign taxes as a result of our global expansion during the year ended December 31, 2017.
Liquidity and Capital Resources

	As of December 31,
	2018	2017	$ Change
	(in thousands)
Cash and cash equivalents and short-term and long-term investments	$426,243	$194,066	$232,177
Working capital	337,233	111,499	225,734

The increase in cash, cash equivalents and short-term and long-term investments is primarily related to the issuance of our convertible senior notes in the year ended December 31, 2018. The net proceeds from the issuance of the convertible senior notes were $224.2 million after deducting issuance costs. As of December 31, 2018, $9.3 million of our cash and cash equivalents and short-term and long-term investments were held by our foreign subsidiaries.
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

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2018	2017	2016
	(in thousands)
Net cash provided by (used in) operating activities	$26,089	$19,105	$(6,030)
Net cash provided by (used in) investing activities	(270,858)	(66,421)	10,735
Net cash provided by financing activities	215,980	135,701	822
Operating Activities
Our net income (loss) and cash flow from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth.
For the year ended December 31, 2018, net cash provided by operating activities was $26.1 million. Net cash provided by operating activities primarily reflected net income of $28.0 million and net non-cash activity of $24.7 million, offset in part by a change in operating assets and liabilities of $26.7 million. The changes in operating assets and liabilities primarily related to an increase in billings during the year ended December 31, 2018 as compared to the year ended December 31, 2017. The increase in billings resulted in an increase in accounts receivable of $45.6 million, an increase to prepaid and other assets of $16.1 million related to contract assets, and an increase in deferred commissions of $12.7 million, offset in part by an increase to deferred revenue of $29.1 million and accrued payroll and payroll related liabilities of $12.9 million. Net non-cash activity primarily consisted of stock-based compensation of $16.6 million, amortization of debt discount and issuance costs of $6.7 million and depreciation and amortization of $3.8 million, offset in part by the decrease in deferred income taxes of $3.4 million.
For the year ended December 31, 2017, net cash provided by operating activities was $19.1 million. Net cash provided by operating activities primarily reflected a change in operating assets and liabilities of $22.8 million and net non-cash activity of $13.6 million, offset in part by a net loss of $17.5 million. The changes in operating assets and liabilities primarily related to an increase in billings during the year ended December 31, 2017 as compared to the year ended December 31, 2016. The increase in billings resulted in an increase to deferred revenue of $39.8 million, offset in part by an increase in accounts receivable of $15.3 million and an increase in deferred commissions of $3.7 million. Net non-cash activity primarily consisted of stock-based compensation of $8.9 million and depreciation and amortization of $4.0 million.
For the year ended December 31, 2016, net cash used in operating activities was $6.0 million. Net cash used in operating activities primarily reflected our net loss of $24.3 million, offset in part by non-cash expenses that included $3.3 million of stock-based compensation and $1.7 million of depreciation and amortization, and changes in working capital. Working capital sources of cash included a $27.8 million increase in deferred revenue, primarily resulting from the growth in the number of customers invoiced during the period, a $2.1 million increase in accounts payable as a result of timing of payments to vendors, a $1.2 million increase in accrued payroll and payroll-related liabilities resulting from the timing of payments and related expenses, a $1.1 million increase in accrued expenses, and a $0.7 million increase in other liabilities. These sources of cash were partially offset by a $14.2 million increase in accounts receivable as a result of increased billings to customers consistent with the overall growth of the business, a $4.3 million increase in prepaid expenses primarily associated with deferred royalties on third-party syndicated data and timing of amortization, and a $1.6 million increase in deferred commission as a result of increased billings to customers consistent with the overall growth of the business.
Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, and cash used in our business acquisitions.
Net cash used in investing activities for the year ended December 31, 2018 was $270.9 million, consisting primarily of $260.6 million of net purchases of investments, $3.5 million of net cash paid in connection with our business acquisitions, and $6.7 million of purchases of property and equipment.

Net cash used in investing activities for the year ended December 31, 2017 was $66.4 million, consisting primarily of $53.6 million of net purchases of investments, $9.1 million of net cash paid in connection with our business acquisitions, and $3.7 million of purchases of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2016 was $10.7 million, consisting primarily of $20.8 million of maturities of investments and a $1.0 million change in restricted cash, offset in part by $5.7 million of purchases of investments and $4.3 million of purchases of property and equipment associated with additional headcount and office locations.
Financing Activities
Our financing activities consist primarily of proceeds from, and costs associated with, our IPO, the issuances of convertible preferred stock, common stock and convertible senior notes, proceeds from the exercise of stock options, and repurchases of our common stock.
Net cash provided by financing activities for the year ended December 31, 2018 was $216.0 million, consisting primarily of proceeds from the issuance of our convertible senior notes of $224.2 million and $14.2 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, offset in part by the purchase of the capped calls related to the convertible senior notes of $19.1 million.
Net cash provided by financing activities for the year ended December 31, 2017 was $135.7 million, consisting primarily of proceeds from our IPO of $134.8 million and $4.5 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, offset in part by $2.4 million in payments of IPO costs, $0.7 million in minimum tax withholding paid on behalf of employees for shares issued pursuant to RSUs, and $0.3 million of principal payments on our capital lease.
Net cash provided by financing activities for the year ended December 31, 2016 consisted primarily of proceeds from repayment of a stockholder note of $2.2 million and $0.4 million of proceeds from stock option exercises, offset in part by $0.9 million in payments of initial public offering costs and $0.6 million of costs paid in connection with the issuance of Series C convertible preferred stock and a repurchase of common stock.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations, including interest, as of December 31, 2018:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Capital leases	$55	$55	$—	$—	$—
Operating leases (1)	40,362	6,389	13,107	11,439	9,427
Convertible senior notes and related interest	235,175	1,150	2,300	231,725	—
Purchase obligations (2)	33,755	11,724	15,431	6,600	—
Total	$309,347	$19,318	$30,838	$249,764	$9,427

(1)	We have leases that expire at various dates through 2025.

(2)	Purchase obligations relate primarily to non-cancellable agreements for license and royalty agreements.
Unrecognized tax benefits as of December 31, 2018 were $6.2 million, of which $1.2 million would result in a potential cash payment of taxes and $5.0 million would result in a reduction in certain NOLs. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition, we had no accrual for interest or penalties related to uncertain tax positions in our consolidated balance sheets as of December 31, 2018 and 2017.

A portion of the consideration from recent acquisitions is subject to earn-out provisions. As of December 31, 2018, we have a liability of $2.1 million related to these earn-out provisions accrued to other liabilities in our consolidated balance sheet. This balance has not been included in the table above because of the uncertainty regarding the final value of the consideration, and a portion of the consideration is required to be settled in shares of our Class A common stock after December 31, 2018.
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

Off-Balance Sheet Arrangements
As of December 31, 2018, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Critical Accounting Estimates
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
Critical accounting estimates are those that we consider the most important to the portrayal of our financial condition and operating results because they require our most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Our critical accounting estimates are described below.
Revenue Recognition
Our revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. Our subscriptions are generally licensed for terms of one to three years and include access to hosted services and software and PCS, which provides the customer the right to receive when-and-if-available unspecified future updates, upgrades and enhancements, and technical product support.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In contracts that contain multiple performance obligations we allocate the transaction price to the various performance obligations based on standalone selling price, or SSP. Certain performance obligations are not sold on a stand-alone basis. Therefore, significant judgment is required to determine SSP for each distinct performance obligation. We utilize several inputs when determining SSP including sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, and market data.

We adopted certain accounting pronouncements during the fourth quarter of 2018 that are retrospectively applicable for our annual reporting period for the year ended December 31, 2018. The newly adopted standard related to revenue recognition had a material impact on our consolidated financial statements. See Note 2, Significant Accounting Policies, and Note 3, Revenue, of the notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion.
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

Recent Accounting Pronouncements
See Note 3, Revenue, of the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $426.2 million as of December 31, 2018. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2018 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Our convertible senior notes bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our convertible senior notes. See Note 9, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Annual Report for further discussion.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 8.	Consolidated Financial Statements and Supplementary Data.
Alteryx, Inc.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Alteryx, Inc.
Opinion on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Alteryx, Inc. and its subsidiaries (the "Company") as of December 31, 2018, the related consolidated statement of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for revenue and deferred costs from contracts with customers in 2018 due to the adoption of the new revenue standard.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Deloitte & Touche LLP
Los Angeles, California
March 1, 2019
We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alteryx, Inc.

Opinion on the Financial Statements

We have audited the consolidated balance sheet of Alteryx, Inc. and its subsidiaries (the “Company”) as of December 31, 2017, and the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 7, 2018

We served as the Company's auditor from 2012 to 2018.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Revenue	$253,570	$131,607	$85,790
Cost of revenue	22,800	21,803	16,026
Gross profit	230,770	109,804	69,764
Operating expenses:
Research and development	43,449	29,342	17,481
Sales and marketing	109,284	66,420	57,585
General and administrative	48,267	32,241	17,720
Total operating expenses	201,000	128,003	92,786
Income (loss) from operations	29,770	(18,199)	(23,022)
Interest expense	(7,378)	—	—
Other income (expense), net	3,042	(205)	(1,028)
Income (loss) before provision for (benefit of) income taxes	25,434	(18,404)	(24,050)
Provision for (benefit of) income taxes	(2,586)	(905)	208
Net income (loss)	$28,020	$(17,499)	$(24,258)
Less: Accretion of Series A redeemable convertible preferred stock	—	(1,983)	(6,442)
Net income (loss) attributable to common stockholders	$28,020	$(19,482)	$(30,700)
Net income (loss) per share attributable to common stockholders, basic	$0.46	$(0.37)	$(0.95)
Net income (loss) per share attributable to common stockholders, diluted	$0.43	$(0.37)	$(0.95)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	60,829	53,006	32,440
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	64,744	53,006	32,440
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(22)	(217)	72
Foreign currency translation adjustments, net of tax	(195)	(128)	—
Other comprehensive income (loss), net of tax	$(217)	$(345)	$72
Total comprehensive income (loss)	$27,803	$(17,844)	$(24,186)

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$89,974	$119,716
Short-term investments	239,718	54,386
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $2,297 and $1,714 as of December 31, 2018 and December 31, 2017, respectively	94,922	49,797
Deferred commissions	10,353	11,213
Prepaid expenses and other current assets	26,846	7,227
Total current assets	461,813	242,339
Property and equipment, net	11,729	7,492
Long-term investments	96,551	19,964
Goodwill	9,494	8,750
Intangible assets, net	7,491	7,995
Long-term deferred commissions	12,038	—
Other assets	18,982	4,263
Deferred incomes taxes, net	69	613
Total assets	$618,167	$291,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,028	$522
Accrued payroll and payroll related liabilities	24,659	11,835
Accrued expenses and other current liabilities	10,878	8,270
Deferred revenue	84,015	110,213
Total current liabilities	124,580	130,840
Convertible senior notes, net	173,647	—
Deferred revenue	2,130	3,545
Other liabilities	4,345	3,313
Deferred income tax, net	11,647	214
Total liabilities	316,349	137,912
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2018 and December 31, 2017, respectively; no shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 37,832 and 26,687 shares issued and outstanding, as of December 31, 2018 and December 31, 2017, respectively; 500,000 Class B shares authorized, 23,748 and 32,948 shares issued and outstanding as of December 31, 2018 and December 31, 2017, respectively	6	5
Additional paid-in capital	315,291	257,399
Accumulated deficit	(12,908)	(103,546)
Accumulated other comprehensive loss	(571)	(354)
Total stockholders’ equity	301,818	153,504
Total liabilities and stockholders’ equity	$618,167	$291,416
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Notes Receivable From Stockholders	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2015	14,647	$92,740	32,258	$3	$11,193	$(2,237)	$(61,789)	$(81)	$(52,911)
Issuance of common stock	—	—	2	—	21	—	—	—	21
Repurchase of common stock	—	—	(17)	—	(6)	—	—	—	(6)
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	6,442	—	—	(6,442)	—	—	—	(6,442)
Exercise of stock options	—	—	431	—	413	—	—	—	413
Stock-based compensation	—	—	—	—	3,263	—	—	—	3,263
Excess tax benefit from stock-based compensation	—	—	—	—	1	—	—	—	1
Repayment of stockholder note	—	—	—	—	—	2,237	—	—	2,237
Unrealized gain on investments	—	—	—	—	—	—	—	72	72
Net loss	—	—	—	—	—	—	(24,258)	—	(24,258)
Balances at December 31, 2016	14,647	99,182	32,674	3	8,443	—	(86,047)	(9)	(77,610)
Issuance of common stock in initial public offering, net of issuance costs of $3,344	—	—	10,350	1	131,412	—	—	—	131,413
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	1,983	—	—	(1,983)	—	—	—	(1,983)
Conversion redeemable convertible preferred stock to common stock	(14,647)	(101,165)	14,647	1	101,164	—	—	—	101,165
Shares issued pursuant to stock awards, net of shares withheld	—	—	1,687	—	3,655	—	—	—	3,655
Equity issued in business combination	—	—	265	—	5,285	—	—	—	5,285
Stock-based compensation	—	—	—	—	8,886	—	—	—	8,886
Equity settled contingent consideration	—	—	12	—	375	—	—	—	375
Excess tax benefit from stock-based compensation	—	—	—	—	162	—	—	—	162
Cumulative translation adjustment	—	—	—	—	—	—	—	(128)	(128)
Unrealized loss on investments	—	—	—	—	—	—	—	(217)	(217)
Net loss	—	—	—	—	—	—	(17,499)	—	(17,499)
Balances at December 31, 2017	—	—	59,635	5	257,399	—	(103,546)	(354)	153,504
Cumulative effect of adoption of ASC 606	—	—	—	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	—	—	141	—	(1,579)	—	(1,438)
Shares issued pursuant to stock awards	—	—	1,925	1	11,424	—	—	—	11,425
Stock-based compensation	—	—	—	—	16,647	—	—	—	16,647
Equity settled contingent consideration	—	—	19	—	656	—	—	—	656
Cumulative translation adjustment	—	—	—	—	—	—	—	(195)	(195)

Unrealized loss on investments	—	—	—	—	—	—	—	(22)	(22)
Equity component of convertible senior notes, net of issuance costs and income tax	—	—	—	—	43,569	—	—	—	43,569
Purchase of capped calls, net of taxes	—	—	—	—	(14,545)	—	—	—	(14,545)
Net income	—	—	—	—	—	—	28,020	—	28,020
Balances at December 31, 2018	—	$—	61,579	$6	$315,291	$—	$(12,908)	$(571)	$301,818
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities:
Net income (loss)	$28,020	$(17,499)	$(24,258)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,836	3,957	1,677
Amortization of debt discount and issuance costs	6,652	—	—
Stock-based compensation	16,647	8,886	3,284
Provision for doubtful accounts, net of recoveries	382	820	432
Deferred income taxes	(3,434)	(1,425)	(27)
Impairment of long-lived assets	—	1,050	—
Change in fair value of contingent consideration	624	190	—
Loss on disposal of assets	18	175	66
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(45,640)	(15,325)	(14,248)
Deferred commissions	(12,741)	(3,663)	(1,582)
Prepaid expenses and other current assets and other assets	(16,077)	(3,508)	(4,314)
Accounts payable	4,530	(1,483)	2,134
Accrued payroll and payroll related liabilities	12,898	4,047	1,177
Accrued expenses and other current liabilities	671	2,606	1,123
Deferred revenue	29,059	39,835	27,840
Other liabilities	644	442	666
Net cash provided by (used in) operating activities	26,089	19,105	(6,030)
Cash flows from investing activities:
Purchases of property and equipment	(6,728)	(3,669)	(4,307)
Cash paid in business acquisitions, net of cash acquired	(3,537)	(9,097)	—
Purchases of investments	(445,705)	(91,517)	(5,720)
Maturities of investments	185,112	37,862	20,762
Net cash provided by (used in) investing activities	(270,858)	(66,421)	10,735
Cash flows from financing activities:
Proceeds from issuance of senior convertible notes, net of issuance costs	224,246	—	—
Purchase of capped calls	(19,113)	—	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	134,757	—
Payments associated with issuance of Series C convertible preferred stock	—	—	(350)
Payment of initial public offering costs	—	(2,396)	(948)
Repurchase of common stock, net of costs paid	—	—	(256)
Repayment of loans to stockholders	—	—	2,237
Payment of holdback funds from acquisition	(250)	—	—
Principal payments on capital lease obligations	(327)	(328)	(274)
Proceeds from exercise of stock options	14,154	4,342	413
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,730)	(674)	—
Net cash provided by financing activities	215,980	135,701	822
Effect of exchange rate changes on cash and cash equivalents	(166)	25	—
Net increase (decrease) in cash and cash equivalents	(28,955)	88,410	5,527
Cash, cash equivalents and restricted cash—beginning of year	$119,916	$31,506	$25,979
Cash, cash equivalents, and restricted cash—end of year	$90,961	$119,916	$31,506
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2018	2017	2016
Supplemental disclosure of cash flow information:
Cash paid for interest	$617	$—	$—
Cash paid for income taxes	$1,782	$333	$12
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$720	$—	$38
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$1,200	$1,660	$—
Consideration for business acquisition from issuance of common stock	$—	$5,285	$—
Accretion of Series A redeemable convertible preferred stock	$—	$1,983	$6,442
Deferred initial public offering costs recorded in accounts payable and accrued expenses	$—	$—	$452
Contingent consideration settled through issuance of common stock	$656	$375	$—
Conversion of Series A redeemable convertible preferred stock to common shares	$—	$101,165	$—
Property and equipment funded by capital lease borrowing	$—	$—	$987

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
We are improving business through data science and analytics by enabling analytic producers, regardless of technical acumen, to quickly and easily transform data into actionable insights and deliver improved data-driven business outcomes. Every day, our users leverage our end-to-end analytic platform to quickly and easily discover, access, prepare, and analyze data from a multitude of sources, then deploy and share analytics at scale. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.
2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, and include the accounts of Alteryx, Inc. and its wholly owned subsidiaries after elimination of intercompany transactions and balances.
Prior to December 31, 2018, we met the definition of an emerging growth company, or EGC, under the Jumpstart Our Business Startups Act, or the JOBS Act. While we maintained EGC status, we were allowed under the JOBS Act to delay adoption of new or revised accounting pronouncements applicable to public companies until such pronouncements were made applicable to private companies and we elected to use this extended transition period. Effective as of December 31, 2018 we no longer qualified as an EGC and could no longer take advantage of this extended transition period. As a result, we adopted certain accounting pronouncements during the fourth quarter of 2018 which are applicable for our annual reporting period for the year ended December 31, 2018.
We adopted the new revenue recognition accounting standard, codified as Accounting Standards Codification, or ASC 606, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018 on a modified retrospective basis (see Recently Adopted Accounting Pronouncements). Financial results for reporting periods during 2018 are presented in compliance with the new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605, Revenue Recognition, or ASC 605. These financial statements include additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the year ended December 31, 2018 and also include the presentation of financial results for the year ended December 31, 2018 under ASC 605 for comparison to the prior year.
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
As of December 31, 2018 one of our distributors made up 10.1% of our total accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable balance or 10% or more of our revenue in any years presented.
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
We have not elected the fair value option as prescribed by ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, Fair Value Measurements and Disclosures, or ASC 820, material financial assets and liabilities not carried at fair value, such as our convertible senior notes and accounts receivable and payable, are reported at their carrying values.
Cash and Cash Equivalents and Restricted Cash
We consider cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present an insignificant risk of changes in the value, including investments that mature within three months from the date of original purchase. Amounts receivable from a credit card processor of approximately $0.4 million and $0.7 million as of December 31, 2018 and 2017, respectively, are considered cash equivalents because they were both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.
We had restricted cash of $1.0 million and $0.2 million as of December 31, 2018 and 2017, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letter of credit associated with one of our leases and by our credit card processor.

Investments in Marketable Securities
Our investments consist of available-for-sale marketable securities. The classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. We classify investments as current or non-current based on the nature of the securities as well as their stated maturities. Investments are stated at fair value. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive loss, net of income taxes.
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
Assets Recognized from the Costs to Obtain a Contract with a Customer
We record an asset for the incremental costs of obtaining a contract with a customer, including, for example, sales commissions and partner referral fees that are earned upon execution of contracts. We pay commissions for new product sales as well as for renewals of existing contracts, and partner referral fees only for new product sales. For customer contracts in which the commissions paid on new business and renewals are commensurate, we generally amortize these costs over the contractual term of the contract, consistent with the pattern of revenue recognition for each performance obligation. For customer contracts in which the commissions paid on new business and renewals are not commensurate and for partner referral fees, we amortize the costs on new business over an expected period of benefit, which we have determined to be approximately four years. The expected period of benefit was determined by taking into consideration our customer contracts, the duration of our relationships with our customers and the useful life of our technology. In capitalizing and amortizing deferred commissions and partner referral fees, we have elected to apply a portfolio approach. We include amortization of deferred commissions and partner referral fees in sales and marketing expense in our consolidated statements of operations. For the years ended December 31, 2018, 2017, and 2016, we amortized to sales and marketing expense approximately $18.5 million, $11.3 million, and $9.4 million, respectively. See further discussion regarding the adoption of the provisions of ASC 606, including the provisions of subtopic 340-40, under Recently Adopted Accounting Pronouncements below.
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue when incurred. For the years ended December 31, 2018, 2017, and 2016, we recognized royalty expense of approximately $7.2 million, $9.4 million, and $6.0 million respectively. Under certain of our contractual arrangements we prepay royalties.
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
Repairs and maintenance costs are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in our consolidated statements of operations and comprehensive income (loss).
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
Contingent consideration payable in cash or a fixed dollar amount settleable in a variable number of shares is classified as a liability and recorded at fair value, with changes in fair value recorded in general and administrative expenses each period. Transaction costs associated with business combinations are expensed as incurred, and are included in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
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
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, ASC 350. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, loss of key personnel, significant changes in the use of the acquired assets or our strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
ASC 350 provides that an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then additional impairment testing is not required. However, if an entity concludes otherwise, then it is required to perform an impairment test.

The impairment test involves comparing the estimated fair value of a reporting unit with its book value, including goodwill. If the estimated fair value exceeds book value, goodwill is considered not to be impaired. If, however, the fair value of the reporting unit is less than book value, then an impairment loss is recognized in an amount equal to the amount that the book value of the reporting unit exceeds its fair value, not to exceed the total amount of goodwill allocated to the reporting unit.
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of each calendar year. At December 31, 2018, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.
Revenue Recognition - ASC 606
Our revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. The subscription-based license includes access to hosted services and software and post-contract support, or PCS, which provides the customer the right to receive when-and-if-available unspecified future updates, upgrades and enhancements, and technical product support. We implemented the provisions of ASC 606, and all related appropriate guidance, effective as of January 1, 2018 under the modified retrospective method. The core principle of ASC 606 is to recognize revenue upon the transfer of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to adhere to this core principle, we apply the following five-step approach:

•	identify the contract with a customer;

•	identify the performance obligations in the contract;

•	determine the transaction price;

•	allocate the transaction price to the performance obligations in the contract; and

•	recognize revenue when (or as) we satisfy a performance obligation.
We only apply the five-step model to contracts when it is probable that we will collect the consideration we are entitled to in exchange for goods or services we transfer to the customer.
Revenue is measured based on consideration specified in a contract with a customer, and excludes any taxes we collect concurrent with revenue-producing activities. Most of our contracts contain a fixed transaction price. Our subscription agreements typically range from one to three years and are billed annually in advance with net payment terms of 60 days or less. The primary purpose of our payment and invoicing terms is to provide customers with predictable ways to purchase our software and services, and not to provide customers with financing.
Our contracts with customers typically contain multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. All of our licenses are sold as subscription-based, on-premise, licenses and are bundled with maintenance and support, or PCS, and cloud-based offerings. In addition to our on-premise licenses, we sell subscriptions to third-party syndicated data and provide professional service offerings primarily related to trainings for our customers. We allocate the transaction price of the contract to each performance obligation using the relative standalone selling price, or SSP, of each distinct good or service in the contract. We determine estimates of SSP based on sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, and market data. We review the SSP for each of our performance obligations at least every financial reporting period and update it when appropriate to ensure that the practices employed reflect our recent pricing experience and maximize the use of observable data.
We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer. Revenue related to our subscription-based licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to PCS, cloud-based offerings, and data subscriptions is recognized ratably over the subscription terms. Professional services revenue is recognized when the services are provided to the customer, or when they expire.
Revenue Recognition - ASC 605
We applied the provisions of ASC 605 to revenue recognized during each of the years ended December 31, 2017 and 2016. In Note 3, Revenue, we have presented a comparison of the results under ASC 606 and ASC 605 for the year ended December 31, 2018.
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
We account for revenue from software and related products and services in accordance with ASC 985-605, Software, or ASC 985-605. For the duration of the license term, the customer receives coterminous PCS. We do not provide PCS on a standalone or renewal basis unless the customer renews the software subscription license and, as such, we are unable to determine vendor specific objective evidence of fair value, or VSOE, of PCS. Accordingly, revenue for the subscription-based software licenses and PCS is recognized ratably beginning on the date the license is first made available to the customer and continuing through the end of the subscription term.
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
Our arrangements may include the resale of third-party syndicated data content pursuant to subscription arrangements, and professional services. Data subscriptions provide the customer the right to receive data that is updated periodically over the term of the license agreement, and revenue is recognized ratably over the contract period once the customer has access to the data. We recognize revenue from the resale of third-party syndicated data on a gross basis when (i) we are the primary obligor, (ii) we have latitude to establish the price charged, and (iii) we bear credit risk in the transaction. Revenue from professional services, which is comprised primarily of training and consulting services, is recognized as the services are provided.
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
VSOE is determined for each element, or a group of elements sold on a combined basis, such as our software and PCS, based on historical standalone sales to third parties or the price to be charged when the product or service, or group of products or services, is available. In determining VSOE, a substantial majority of the selling price for a product or service must fall within a reasonably narrow pricing range.
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
For multiple-element arrangements that contain both software and non-software elements, revenue is allocated on a relative fair value basis to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. The selling price for each deliverable is determined using VSOE of selling price, if it exists, or third-party evidence of fair value, or TPE. If neither VSOE nor TPE exist for a deliverable, best estimate of selling price, or BESP, is used. Once revenue is allocated to software or software-related elements as a group, revenue is recognized in accordance with software revenue accounting guidance. Revenue allocated to non-software elements is recognized in accordance with SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. Revenue is recognized when revenue recognition criteria are met for each element.

Judgment is required to determine VSOE or BESP. For VSOE, we consider multiple factors including, but not limited to, product types, geographies, sales channels, and customer sizes and, for BESP, we also consider market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. Pricing practices taken into consideration include historic contractually stated prices, volume discounts, where applicable, and price lists. BESP is generally used for offerings that are not typically sold on a standalone basis or when the selling prices for a product or service do not fall within a reasonably narrow pricing range.
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
Deferred Revenue
Deferred revenue includes amounts collected or billed in excess of revenue recognized. We recognize such amounts as revenue over the life of the contract upon meeting the revenue recognition criteria. Deferred revenue that will be recognized during the succeeding 12-month period is recorded as current deferred revenue and the remaining portion is recorded as non-current deferred revenue in our consolidated balance sheet, as adjusted for ASC 606 effective January 1, 2018.
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

Software Development Costs
Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. Because our process for developing software is completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 2018, and 2017.
We account for costs to develop or obtain internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal-use, purchased software licenses, implementation costs, and development costs related to our hosted product which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Development costs related to internal-use software were insignificant during the years ended December 31, 2018, and 2017 and, therefore, have not been capitalized.

Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $9.1 million, $5.5 million, and $5.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Such costs primarily relate to our annual customer conferences, online and print advertising as well as sponsorship of public marketing events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on the grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan. Restricted stock units, or RSUs, are valued based on the fair value of our common stock on the date of grant, less our expected dividend yield. For awards that vest solely based on continued service the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met using the graded vesting method. Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations and comprehensive income (loss) based on the classification of the individual earning the award.
The determination of the grant date fair value of stock-based awards is affected by the estimated fair value per share of our common stock as well as other highly subjective assumptions, including, but not limited to, the expected term of the stock-based awards, expected stock price volatility, risk-free interest rates, and expected dividends yields, which are estimated as follows:

•
Fair value per share of our common stock. Prior to our initial public offering, in March 2017, given the absence of an active market for our common stock, our board of directors determined the fair value of our common stock at the time of grant for each stock-based award based upon several factors, including consideration of input from management and contemporaneous third-party valuations. The fair value of our common stock was determined in accordance with applicable elements of the practice aid issued by the American Institute of Certified Public Accountants, Valuation of Privately Held Company Equity Securities Issued as Compensation. Each fair value estimated was based on a variety of factors, including the prices, rights, preferences and privileges of our preferred stock relative to those of our common stock, pricing and timing of transactions in our equity, the lack of marketability of our common stock, our actual operating and financial performance, developments and milestones in our company, the market performance of comparable publicly traded companies, the likelihood of achieving a liquidity event, and U.S. and global capital market conditions, among other factors. Subsequent to our initial public offering, the fair value of our common stock is based on the closing price of our Class A common stock, as reported on the New York Stock Exchange, on the date of grant.

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
In addition, prior to 2018, we were required to estimate at the time of grant the expected forfeiture rate and only recognize expense for those stock-based awards expected to vest. Our estimated forfeiture rate was based on our estimate of pre-vesting award forfeitures. As a result of our adoption of Accounting Standards Update, or ASU, 2016-09 effective January 1, 2018, we now account for forfeitures as they occur rather than estimating a forfeiture rate at the time of grant.
The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or we use different assumptions, stock-based compensation expense could be materially different in the future.

Foreign Currency Remeasurement and Transactions
The functional currency of our wholly owned subsidiaries is the currency of the primary economic environment in which the entity operates. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other expense in our consolidated statements of operations and comprehensive income (loss). Our foreign subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, (ii) the average exchange rates prevailing during the period for revenues and expenses, and (iii) historical exchange rates for equity. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholder’s equity (deficit) in the consolidated balance sheets.
Transactions denominated in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the period and when the related receivable or payable is settled, which are recorded in other income (expense), net. Transaction losses were $1.5 million, $0.3 million, and $0.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Income Taxes
We apply the provisions of ASC 740, Income Taxes, or ASC 740. Under ASC 740, we account for our income taxes using the asset and liability method whereby deferred tax assets and liabilities are determined based on temporary differences between the bases used for financial reporting and income tax reporting purposes. Deferred income taxes are provided based on the enacted tax rates and laws that will be in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for deferred tax assets if it is more likely than not that we will not realize those tax assets through future operations.
We also utilize the guidance in ASC 740 to account for uncertain tax positions. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than not to be realized and effectively settled. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. We recognize interest and penalties on unrecognized tax benefits as a component of income tax expense in our consolidated statements of operations and comprehensive income (loss).
Net Income (Loss) Per Share Attributable to Common Stockholders
In periods in which we have net income, and a contingent event has been met, we apply the two-class method for calculating earnings per share. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Participating securities include convertible preferred stock and our senior convertible notes. In periods in which we have net losses after accretion of convertible preferred stock, we do not attribute losses to participating securities as they are not contractually obligated to share our losses.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and convertible preferred stock. In periods in which we incurred a net loss, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board, or FASB, issued ASU 2017-04, Simplifying the Test for Goodwill Impairment, or ASU 2017-04, which simplifies the subsequent measurement of goodwill by removing the requirement to perform a hypothetical purchase price allocation to compute the implied fair value of goodwill to measure impairment. Instead, any goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. Further, the guidance eliminates the requirements for any reporting unit with a zero or negative carrying amount to perform a qualitative assessment and, if it fails that qualitative test, to perform Step

2 of the goodwill impairment test. As permitted by ASU 2017-04, we have elected to early adopt this guidance for our 2018 goodwill impairment test, which was performed during the fourth quarter of 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In January 2017, the FASB issued ASU 2017-01, Clarifying the Definition of a Business, which narrows the application of when an integrated set of assets and activities is considered a business and provides a framework to assist entities in evaluating whether both an input and a substantive process are present to be considered a business. It is expected that the new guidance will reduce the number of transactions that would need to be further evaluated and accounted for as a business. We adopted this guidance for our annual reporting period for the year ended December 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In November 2016, the FASB issued ASU 2016-18, Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning and ending total amounts shown on the statement of cash flows. We adopted this guidance for the year ended December 31, 2018 using a retrospective transition method for each period presented. We previously presented changes in restricted cash within investing activities. Accordingly, the adoption of this guidance resulted in changes in net cash flows from investing activities and to certain beginning and ending cash and cash equivalent totals shown on our consolidated statement of cash flows.
In October 2016, the FASB issued ASU 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, or ASU 2016-16. This guidance removes the prohibition in ASC 740, against the immediate recognition of the current and deferred income tax effects of intra-entity transfers of assets other than inventory. This guidance is intended to reduce the complexity of U.S. GAAP and diversity in practice related to the tax consequences of certain types of intra-entity asset transfers, particularly those involving intellectual property. The impact of adopting ASU 2016-16 is recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit as of the beginning of the period of adoption. We early adopted ASU 2016-16 effective January 1, 2018, resulting in the elimination of $1.4 million of deferred tax charges included in other assets in our consolidated balance sheet at January 1, 2018. We recorded the elimination of the deferred charge to accumulated deficit as of January 1, 2018.
In August 2016, the FASB issued ASU 2016-15, Classification of Certain Cash Receipts and Cash Payments, which addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice, including presentation of cash flows relating to contingent consideration payments, proceeds from the settlement of insurance claims, and debt prepayment or debt extinguishment costs, among other matters. We adopted this guidance retrospectively for the year ended December 31, 2018. The adoption of this guidance did not have a material impact on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, or ASU 2016-09, which simplifies several aspects of the accounting for share-based payment transactions and related tax impacts, the classification of excess tax benefits on the statement of cash flows, statutory tax withholding requirements, and other stock-based compensation classification matters. We adopted ASU 2016-9 effective January 1, 2018, and elected the modified retrospective transition method. Accordingly, we recognized a benefit, recorded as a cumulative effect adjustment to accumulated deficit at January 1, 2018 of $2.4 million related to previously unrecognized excess tax benefits from the settlement of domestic stock awards. Immediately prior to adoption, we had no unrecognized excess tax benefits related to stock awards in jurisdictions outside the United States. All future excess tax benefits and deferred tax deficiencies from the settlement of stock awards will be recorded to income tax expense. Additionally, upon adoption, we changed our accounting policy to account for forfeitures when they occur rather than estimate a forfeiture rate, the result of which was recorded using the modified retrospective transition basis through a cumulative-effect adjustment to accumulated deficit and additional paid-in-capital of $0.1 million as of January 1, 2018.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, or ASU 2014-09. This guidance replaces most existing revenue recognition guidance. It provides principles for recognizing revenue for the transfer of promised goods or services to customers with the consideration to which the entity expects to be entitled in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, which deferred the effective date of ASU 2014-09 by one year. During 2016 and 2017, the FASB continued to issue additional amendments to this new revenue guidance.
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018. The new revenue recognition standard changed the way we recognize revenue, including the identification of contractual performance obligations and the allocation of transaction price, to depict the transfer of promised goods or services to customers at the amount that reflects the consideration to which we expect to be entitled in exchange for those goods or services. We adopted the new revenue recognition standard on a modified retrospective basis and applied the new revenue recognition standard only to contracts that were not completed contracts prior to January 1, 2018. Upon adoption, we recorded an adjustment of $65.4 million to our accumulated deficit. The adjustment was offset by a $55.6 million reduction to deferred revenue, the addition of a $17.2 million contract asset, primarily related to our on-premises subscription license agreements, and an increase to our deferred tax liabilities of $7.4 million.
The new revenue recognition standard materially impacts the timing of revenue recognition related to our on-premises subscription license agreements. Prior to our adoption of the new revenue recognition standard, we historically recognized revenue related to our on-premises subscription license agreements ratably over the term of the licensing agreement. Under the new revenue recognition standard, revenue allocable to the license portion of the arrangement is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Post-contract service revenue, or PCS, related to on-premises subscription agreements, hosted services and support and subscriptions to third-party syndicated data continue to be recognized ratably over the term of the licensing agreement. Under the new revenue recognition standard, we allocate total transaction price to performance obligations based on SSP, which impacts the timing of revenue recognition depending on when each performance obligation is recognized. These changes to the timing of revenue recognition also affect our deferred revenue balances.
The new revenue recognition standard requires the capitalization of certain incremental costs of obtaining a contract, which impacts the period in which we record our sales commissions expense. Prior to our adoption of the new revenue recognition standard, we capitalized sales commissions expense and amortized the expense over the contract term. Under the new revenue recognition standard, for commissions paid on customer contracts in which the commissions paid on new business and renewals are not commensurate, we amortize the commissions paid on new business over an expected period of benefit, which will generally be longer than then contract term. Upon adoption of the new revenue recognition standard, we increased our accumulated deficit by $1.2 million and reduced our asset for deferred sales commissions related to contracts that were not completed contracts prior to January 1, 2018.
For further discussion regarding the impacts of adopting the new revenue recognition standard, see Note 3, Revenue, of these notes to our consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, Leases, or ASU 2016-02, creating Topic 842, which requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. Under ASU 2016-02, lessees will recognize a liability for lease payments and a right-of-use asset. When measuring assets and liabilities, a lessee should include amounts related to option terms, such as the option of extending or terminating the lease or purchasing the underlying asset, that are reasonably certain to be exercised. For leases with a term of 12 months or less, lessees are permitted to make an accounting policy election to not recognize lease assets and liabilities. This guidance retains the distinction between finance leases and operating leases and the classification criteria remains similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows. This guidance will be effective for us for annual reporting periods beginning after December 15, 2018, including interim periods within those annual periods, and is required to be applied using a modified retrospective approach with an option to recognize the cumulative effect of applying the new standard as an adjustment to the opening balance of accumulated deficit on the date of adoption. Early adoption is permitted. Based on our evaluation, our leases primarily consist of operating leases related to office space. We are in the process of completing our evaluation and refining the potential impact of this guidance on our consolidated financial statements.
We expect that this guidance will have a material impact to our consolidated balance sheets as a result of the recognition of right-of-use assets and lease liabilities for our operating leases, but is not expected to have a material impact to our consolidated statements of operations and comprehensive income (loss).

3. Revenue
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2, Significant Accounting Policies, of these notes to our consolidated financial statements for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2018 are presented in accordance with the new revenue recognition standard, including retroactive restatement of quarterly information included in Note 18, Selected Quarterly Financial Data (Unaudited). Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously reported under ASC 605. This note includes additional information regarding the impacts from the adoption of the new revenue recognition standard on our financial results for the year ended December 31, 2018 and also includes the presentation of financial results for the year ended December 31, 2018 under ASC 605 for comparison to the prior year. There were no changes to the ASC 605 policy used in the comparison disclosure during the year ended December 31, 2018.

Consolidated Statements of Operations - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated statements of operations for the year December 31, 2018 (in thousands):

	Year Ended December 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Revenue(1)	$253,570	$49,266	$204,304	$131,607
Cost of revenue	22,800	—	22,800	21,803
Gross profit	230,770	49,266	181,504	109,804
Operating expenses:
Research and development	43,449	—	43,449	29,342
Sales and marketing	109,284	(1,943)	111,227	66,420
General and administrative	48,267	—	48,267	32,241
Total operating expenses	201,000	(1,943)	202,943	128,003
Income (loss) from operations	29,770	51,209	(21,439)	(18,199)
Interest expense	(7,378)	—	(7,378)	—
Other income (expense), net	3,042	160	2,882	(205)
Income (loss) before provision for (benefit of) income taxes	25,434	51,369	(25,935)	(18,404)
Provision for (benefit of) income taxes(1)	(2,586)	5,497	(8,083)	(905)
Net income (loss)	$28,020	$45,872	$(17,852)	$(17,499)
Less: Accretion of Series A redeemable convertible preferred stock	$—	$—	$—	$(1,983)
Net income (loss) attributable to common stockholders	$28,020	$45,872	$(17,852)	$(19,482)
Net income (loss) per share attributable to common stockholders, basic	$0.46	$0.75	$(0.29)	$(0.37)
Net income (loss) per share attributable to common stockholders, diluted	$0.43	$0.72	$(0.29)	$(0.37)

(1) The increase in revenue, and resulting decrease in benefit of income taxes, is due to the change in timing of when we recognize revenue under ASC 606.

Consolidated Balance Sheets - Reconciliation of the Impacts from the Adoption of the New Revenue Recognition Standard
The following table summarizes the impacts from the adoption of the new revenue recognition standard on our consolidated balance sheets as of December 31, 2018 (in thousands):

	Year Ended December 31,
	2018			2017
	As Reported (ASC 606)	Impacts from Adoption	Without Adoption (ASC 605)	As Reported (ASC 605)
Assets
Current assets:
Cash and cash equivalents	$89,974	$—	$89,974	$119,716
Short-term investments	239,718	—	239,718	54,386
Accounts receivable, net of allowance for doubtful accounts and sales reserves	94,922	(163)	95,085	49,797
Deferred commissions (1)	10,353	(11,474)	21,827	11,213
Prepaid expenses and other current assets (2)	26,846	10,991	15,855	7,227
Total current assets	461,813	(646)	462,459	242,339
Property and equipment, net	11,729	—	11,729	7,492
Long-term investments	96,551	—	96,551	19,964
Goodwill	9,494	(129)	9,623	8,750
Intangible assets, net (3)	7,491	(1,477)	8,968	7,995
Long-term deferred commissions (1)	12,038	12,038	—	—
Other assets (2)	18,982	16,480	2,502	4,263
Deferred incomes taxes, net	69	(764)	833	613
Total assets	$618,167	$25,502	$592,665	$291,416
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,028	$—	$5,028	$522
Accrued payroll and payroll related liabilities	24,659	—	24,659	11,835
Accrued expenses and other current liabilities	10,878	297	10,581	8,270
Deferred revenue (2)	84,015	(95,326)	179,341	110,213
Total current liabilities	124,580	(95,029)	219,609	130,840
Convertible senior notes, net	173,647	—	173,647	—
Deferred revenue (2)	2,130	(1,383)	3,513	3,545
Other liabilities	4,345	214	4,131	3,313
Deferred income tax, net (2)	11,647	11,647	—	214
Total liabilities	316,349	(84,551)	400,900	137,912
Stockholders’ equity:
Preferred stock	—	—	—	—
Common stock	6	—	6	5
Additional paid-in capital	315,291	—	315,291	257,399
Accumulated deficit	(12,908)	110,069	(122,977)	(103,546)
Accumulated other comprehensive loss	(571)	(16)	(555)	(354)
Total stockholders’ equity	301,818	110,053	191,765	153,504
Total liabilities and stockholders’ equity	$618,167	$25,502	$592,665	$291,416

(1)	The decrease in deferred commissions and increase in long-term commissions is due to the change in the period over which we amortize our deferred sales commissions.

(2)	The increase in prepaid expenses and other current assets and other assets, and the decrease in deferred revenue is due to the change in timing of when we recognize revenue under ASC 606.

(3)
The decrease in intangible assets, net and goodwill is due to the change in the valuation of certain assets acquired in the acquisition of ANZ in February 2018. See further discussion in Note 4, Business Combinations.

Disaggregation of Revenue
The disaggregation of revenue by region, type of performance obligation, and timing of revenue recognition was as follows (in thousands):

	Year Ended December 31,
Revenue by type region:	2018	2017	2016
United States	$178,774	$101,932	$69,420
International	74,796	29,675	16,370
Total	$253,570	$131,607	$85,790

Revenue by type of performance obligation:
Subscription-based software license	$124,669	*	*
PCS and services	128,901	*	*
Total	$253,570	$131,607	$85,790

Costs by type of performance obligation:
Subscription-based software license	$1,505	*	*
PCS and services	21,295	*	*
Total	$22,800	$21,803	$16,026
* We adopted ASC 606 under the modified retrospective method, and therefore we did not retrospectively apply the guidance to the years ended December 31, 2017 and December 31, 2016. As a result, this information is not available for prior periods.
Revenue attributable to the United Kingdom comprised 10.2% of total revenue for the year ended December 31, 2018. Other than the United Kingdom in the year ended December 31, 2018, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue recognized on our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue recognized related to post-contract support, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed, and represents less than 5% of total revenue for all periods presented.

Contract Assets and Contract Liabilities
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer,. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract liabilities, or deferred revenue, are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.
As of December 31, 2018, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $11.2 million is included in prepaid expenses and other current assets and $16.5 million is included in other assets on our consolidated balance sheet. There were no impairments of contract assets during the year ended December 31, 2018.
During the year ended December 31, 2018 we recognized $56.3 million of revenue related to amounts that were included in deferred revenue as of January 1, 2018.

Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred contract costs during the year ended December 31, 2018 is presented below (in thousands):

Balances at December 31, 2017	$11,213
Adoption of ASC 606	(1,154)
Additional contract costs deferred	30,828
Amortization of deferred contract costs	(18,496)
Balances at December 31, 2018	$22,391

As of December 31, 2018, $10.4 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the year ended December 31, 2018. There were no assets recognized related to the costs to fulfill contracts during the year ended December 31, 2018 as these costs were not material.
Remaining Performance Obligations
As of December 31, 2018, we had an aggregate transaction price of $223.1 million, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $196.4 million as revenue over the next 24 months with the remaining amount recognized thereafter.
4. Business Combinations
Acquisition of Alteryx ANZ Pty Limited
In February 2018, we acquired 100% of the outstanding equity of Alteryx ANZ Pty Limited, or ANZ, in Sydney, Australia, our exclusive master distributor in Australia and New Zealand. The total purchase consideration for the acquisition was approximately $5.7 million consisting of (i) $3.3 million in cash consideration, (ii) $1.2 million in contingent consideration payable in cash, and (iii) $1.2 million for the settlement of preexisting relationships.
The consolidated financial statements include the results of operations of the acquired company commencing as of the acquisition date. The allocation of the total purchase price for this acquisition was $3.2 million of net tangible assets, $1.6 million of identifiable intangible assets, consisting of customer contracts and relationships, and $0.9 million of residual goodwill, which was not tax deductible.
We determined the fair value of the customer contracts and relationships acquired in the acquisition using the multiple period excess earnings model. This model utilizes certain unobservable inputs, including discounted cash flows, historical and projected financial information, and customer attrition rates, classified as Level 3 measurements as defined by ASC 820. Based on the valuation models, we determined the fair value of the customer contracts and relationships to be $1.6 million with a weighted-average amortization period of seven years.
A portion of the consideration for the acquisition is subject to earn-out provisions. Additional contingent earn-out consideration of up to $1.5 million may be paid out to the former shareholder of ANZ over two years upon the achievement of specified milestones. We utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. Based on this valuation model, we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date. See Note 5, Fair Value Measurements, of these notes to our consolidated financial statements for additional information on contingent earn-out consideration.
The consolidated financial statements include the results of operations of ANZ commencing as of the acquisition date. Acquisition related costs were not material and are included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2018. Revenue and operating results of ANZ for the year ended December 31, 2018 were not material to the consolidated financial statements.

Acquisition of Semanta s.r.o. and Yhat Inc.
In January 2017, we acquired 100% of the outstanding equity of Semanta, s.r.o., or Semanta. The total purchase consideration was approximately $5.6 million. The acquisition of Semanta included cash consideration held back for customary indemnification matters for a period of 24-months following the acquisition date.
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
In May 2017, we acquired 100% of the outstanding equity of Yhat Inc., or Yhat. The total purchase consideration was approximately $10.8 million. A portion of the cash consideration in the Yhat acquisition is currently held in escrow pursuant to the terms of the acquisition agreement and is reflected in goodwill.
The total purchase consideration for these acquisitions was approximately $16.4 million and consisted of $9.2 million in completed technology, $8.7 million of goodwill and $1.5 million of net liabilities assumed. We determined the fair value of the completed technology acquired in the acquisitions of Yhat and Semanta during the year ended December 31, 2017 using the multiple period excess earnings and the replacement cost models. These models utilize certain unobservable inputs classified as Level 3 measurements as defined by ASC 820. Key inputs utilized in the models include discount rates ranging from 35% to 45%, a market participant tax rate of 40%, an estimated level of future cash flows based on current product and market data, and estimated costs to recreate the technology. Based on the valuation models, we determined the fair value of the completed technology to be $9.2 million with a weighted-average amortization period of 5.7 years.
The consolidated financial statements include the results of operations of the acquired companies commencing as of their respective acquisition dates. Acquisition related costs were not material and are included in general and administrative expense in the consolidated statements of operations for the year ended December 31, 2017. Revenue and operating results of the acquired companies for the year ended December 31, 2017 were not material to the consolidated financial statements.
Goodwill represents the excess of the purchase consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from the acquisitions during the years ended December 31, 2018 and 2017, are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, increased offerings to customers, and enhanced opportunities for growth and innovation. The goodwill resulting from the acquisitions is not tax deductible.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2018 and 2017 have not been presented for these acquisitions as the impact is not significant to our consolidated financial statements.

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2018 and December 31, 2017 (in thousands):

	As of December 31, 2018
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$78,194	$—	$78,194	$78,194	$—	$—
Level 1:
Money market funds	11,780	—	11,780	11,780	—	—
Subtotal	11,780	—	11,780	11,780	—	—
Level 2:
Commercial paper	1,313	—	1,313	—	1,313	—
Certificates of deposit	6,101	—	6,101	—	5,351	750
U.S. Treasury and agency bonds	220,135	(139)	219,996	—	158,204	61,792
Corporate bonds	108,968	(110)	108,858	—	74,850	34,008
Subtotal	336,517	(249)	336,268	—	239,718	96,550
Level 3	—	—	—	—	—	—
Total	$426,491	$(249)	$426,242	$89,974	$239,718	$96,550

	As of December 31, 2017
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$100,651	$—	$100,651	$100,651	$—	$—
Level 1:
Money market funds	19,065	—	19,065	19,065	—	—
Subtotal	19,065	—	19,065	19,065	—	—
Level 2:
U.S. Treasury and agency bonds	44,968	(176)	44,792	—	25,923	18,869
Corporate bonds	29,608	(50)	29,558	—	28,463	1,095
Subtotal	74,576	(226)	74,350	—	54,386	19,964
Level 3	—	—	—	—	—	—
Total	$194,292	$(226)	$194,066	$119,716	$54,386	$19,964
There were no transfers between Level 1, Level 2, or Level 3 securities during the year ended December 31, 2018. We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis.  We have determined the gross unrealized losses of $0.2 million as of December 31, 2018 were due to changes in market rates, and we have determined the losses are temporary in nature.
All the long-term investments had maturities of between one and two years in duration as of December 31, 2018. Cash and cash equivalents, restricted cash, and investments as of December 31, 2018 and December 31, 2017 held domestically were approximately $417.9 million and $181.3 million, respectively.
Contingent Consideration. Contingent consideration in connection with acquisitions is measured at fair value each reporting period based on significant unobservable inputs, classified as Level 3 measurement. See Note 4, Business Combinations, of these notes to our consolidated financial statements for additional information on the valuation of the contingent consideration as of the acquisition date. The contingent earn-out consideration has been recorded in accrued liabilities and other liabilities in our accompanying consolidated balance sheet with any changes in fair value each reporting period recorded in general and administrative expenses in our consolidated statements of operations and comprehensive income (loss). Changes in fair value depend on several factors including estimates of the timing and ability to achieve the milestones.

The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2018	2017
Beginning balance	$975	$—
Obligations assumed	1,200	1,160
Change in fair value	624	190
Settlement	(656)	(375)
Ending balance	$2,143	$975
Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 18,869 shares and 12,492 shares of Class A common stock to the former shareholders of Semanta in the years ended December 31, 2018 and December 31, 2017, respectively. In addition, 10,205 shares were earned, but held back for customary indemnification matters in accordance with the acquisition agreement, and the value of the shares is presented within additional paid-in capital in the consolidated balance sheet as of December 31, 2018. Subject to any indemnification claims that may arise during the indemnification period, these shares will be issued to the former shareholders upon the completion of the indemnification period.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our convertible senior notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our convertible senior notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2018, the fair value of our convertible senior notes was $343.2 million. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. The fair value of assets acquired and liabilities assumed in a business acquisition, and goodwill and other long lived assets when they are held for sale or determined to be impaired. See Note 4, Business Combinations, and Note 5, Fair Value Measurements, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis.

6. Allowance for Doubtful Accounts
The following table summarizes the changes in the allowance for doubtful accounts included in accounts receivable in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$1,455	$670	$280
Charge-offs	(884)	(337)	(97)
Recoveries	(693)	(783)	(283)
Provision	1,961	1,905	770
Ending balance	$1,839	$1,455	$670
7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017
Computer equipment & software	$8,909	$5,852
Furniture and fixtures	3,685	1,812
Leasehold improvements	5,398	2,229
Construction in process	834	1,493
	$18,826	$11,386
Less: Accumulated depreciation and amortization	(7,097)	(3,894)
Total property and equipment, net	$11,729	$7,492
Depreciation and amortization expense for the years ended December 31, 2018, 2017, and 2016 was approximately $3.2 million, $2.3 million, and $1.7 million, respectively.
8. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the year ended December 31, 2018 was as follows (in thousands):

Goodwill at December 31, 2016	$—
Goodwill recorded in connection with acquisition	8,724
Effects of foreign currency translation	26
Goodwill as of December 31, 2017	$8,750
Goodwill recorded in connection with acquisition	854
Effects of foreign currency translation	(110)
Goodwill as of December 31, 2018	$9,494

Intangible assets consisted of the following (in thousands, except years):

	As of December 31, 2018
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	6.9	$1,554	$(221)	$1,333
Completed Technology	5.7	9,180	(3,022)	6,158
		$10,734	$(3,243)	$7,491

	As of December 31, 2017
	Weighted Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	2.0	$40	$(12)	$28
Completed Technology	5.7	9,180	(1,213)	7,967
		$9,220	$(1,225)	$7,995

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$1,809	$1,213	$—
Sales and marketing	220	12	—
Total	$2,029	$1,225	$—

The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2018 (in thousands):

2019	$2,033
2020	1,719
2021	1,509
2022	963
2023	603
Thereafter	664
Total amortization expense	$7,491

9. Convertible Senior Notes
In May and June 2018, we sold $230.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the convertible senior notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the convertible senior notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act. The convertible senior notes were issued in accordance with an indenture, or the Indenture, between us and U.S. Bank National Association, as trustee. The net proceeds from the issuance of the convertible senior notes were $224.2 million after deducting issuance costs.
The convertible senior notes are our senior, unsecured obligations, and interest of 0.50% per year is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. The convertible senior notes will mature on June 1, 2023, unless repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding March 1, 2023, the convertible senior notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The convertible senior notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the Indenture. Upon conversion, the convertible senior notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the convertible senior notes with cash. As of December 31, 2018, the if-converted value of the convertible senior notes exceeded its principal amount by $78.5 million.
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

•
during the 5 business day period after any 5 consecutive trading day period in which the trading price per $1,000 principal amount of convertible senior notes for each day of that 10 day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of the convertible senior notes on such trading day; or

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
In accounting for the issuance of the convertible senior notes, we separated the convertible senior notes into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the convertible senior notes. The difference between the principal amount of the convertible senior notes and the liability component is amortized to interest expense over the term of the convertible senior notes using the effective interest method. The equity component, net of issuance costs and deferred tax effects, is presented within additional paid-in-capital in our consolidated balance sheet, and will not be remeasured as long as it continues to meet the requirements for equity classification.
The convertible senior notes consisted of the following (in thousands):

As of December 31, 2018
Liability:
Principal	$230,000
Less: debt discount, net of amortization	(56,353)
Net carrying amount	$173,647

Equity, net of issuance costs	$57,251
The following table sets forth interest expense recognized related to the convertible senior notes (in thousands, except effective interest rate):

Year Ended
December 31, 2018
Contractual interest expense	$712
Amortization of debt issuance costs and discount	6,652
Total	$7,364
Effective interest rate of the liability component	7.00%
Capped Call
In connection with the pricing of the convertible senior notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the convertible senior notes and other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the convertible senior notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the convertible senior notes, with an initial strike price of approximately $44.33 per share, which corresponds to the initial conversion price of the convertible senior notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the convertible senior notes, and have a cap price of $62.22 per share. The cost of the purchased capped calls of $19.1 million was recorded as a reduction to additional paid-in-capital in our consolidated balance sheet.

We elected to integrate the capped call options with the convertible senior notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19.1 million gross cost of the purchased calls will be deductible for income tax purposes as original discount interest over the term of the convertible senior notes. We recorded a deferred tax asset of $4.6 million, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.

10. Accrued Expenses and Other Current Liabilities
Accrued commissions of approximately $8.6 million and $4.9 million as of December 31, 2018 and 2017, respectively, were included in accrued payroll and payroll-related liabilities in our consolidated balance sheets.
11. Redeemable Convertible Preferred Stock and Stockholders’ Equity (Deficit)
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
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2018, no shares of preferred stock were outstanding.
12. Equity Awards
Amended and Restated 2013 Stock Plan
We granted options and RSUs under our Amended and Restated 2013 Stock Plan, or 2013 Plan, until March 22, 2017, when the plan was terminated in connection with our IPO. Accordingly, no shares are available for future issuance under the 2013 Plan following the IPO. The 2013 Plan continues to govern outstanding equity awards granted thereunder.

2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2018, an aggregate of 6.9 million shares of Class A common stock were reserved for issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Employee Stock Purchase Plan, or 2017 ESPP. The 2017 ESPP became effective on March 23, 2017. Under the 2017 ESPP, we reserved 1.1 million shares of Class A common stock for future issuance. The number of shares of Class A common stock reserved for issuance under our 2017 ESPP will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The aggregate number of shares issued over the term of the 2017 ESPP may not exceed 11,000,000 shares of Class A common stock.
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
In 2018, employees purchased 0.1 million shares of Class A common stock at a price per share of $21.44. As of December 31, 2018, 1.5 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options
Stock options generally vest over four years and expire ten years from the date of grant. Vested stock options generally expire three months after termination of employment. We allow for early exercise of certain stock option grants.
Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2018 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2017	5,196	$8.70	$86,108	7.8
Granted	672	28.26
Exercised	(1,632)	6.85	$56,943
Cancelled/forfeited	(187)	13.29
Options outstanding at December 31, 2018	4,049	$12.48	$190,277	7.2
Exercisable	2,363	$6.96	$124,068	6.3
Vested and expected to vest	4,049	$12.48	$190,277	7.2
The total intrinsic value of options exercised in the years ended December 31, 2018, 2017, and 2016 was $56.9 million, $25.7 million, and $4.1 million, respectively. The intrinsic value represents the excess of the fair market value of our common stock on the date of exercise over the exercise price of each option.

As of December 31, 2018, there was $13.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted for each of the years indicated:

	Stock Options			Employee Stock Purchase Plan
	2018	2017	2016	2018	2017	2016
Expected term (in years)	6.1	6.1	6.0	0.5	0.4	—
Estimated volatility	41%	42%	41%	52%	29%	—
Risk-free interest rate	2%	2%	2%	2%	1%	—
Estimated dividend yield	—	—	—	—	—	—
Weighted average fair value	$12.09	$7.53	$4.47	$12.13	$4.02	$—

Restricted Stock Units
RSUs granted under the 2017 Plan generally vest over four years and expire ten years from date of grant. RSUs will be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. RSU activity during the year ended December 31, 2018 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2017	464	$16.81
Granted	1,037	35.51
Vested	(202)	16.33	$9,778
Cancelled/forfeited	(84)	30.13
RSUs outstanding at December 31, 2018	1,215	$31.93	$72,266
As of December 31, 2018, total unrecognized compensation expense related to unvested RSUs was approximately $31.0 million, which is expected to be recognized over a weighted-average period of 3.2 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cost of revenue	$797	$485	$106
Research and development	3,699	1,635	338
Sales and marketing	6,153	2,302	1,281
General and administrative	5,998	4,519	1,559
Total	$16,647	$8,941	$3,284
13. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $2.4 million, $1.6 million and $1.1 million to the savings plan for the years ended December 31, 2018, 2017, and 2016, respectively.
14. Commitments and Contingencies

The Company’s contractual obligations and commitments as of July 31, 2018 are as follows
Our contractual obligations and commitments as of December 31, 2018 were as follows (in thousands):

	Lease Obligations	Purchase Obligations	Convertible Senior Notes and Related Interest
Year Ended December 31,				Total
2019	$6,389	$11,724	$1,150	$19,263
2020	6,781	8,864	1,150	16,795
2021	6,326	6,567	1,150	14,043
2022	6,276	6,600	1,150	14,026
2023	5,163	—	230,575	235,738
Thereafter	9,427	—	—	9,427
Total minimum lease payments	$40,362	$33,755	$235,175	$309,292

Leases
We have various non-cancelable operating leases for our offices. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement, and escalation clauses. We recognize rent expense on a straight-line basis over the lease term, commencing when we take possession of the property. Total rent expense under operating leases was approximately $6.4 million, $4.1 million and $2.7 million for the years ended December 31, 2018, 2017, and 2016, respectively.
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of December 31, 2018 and December 31, 2017, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
15. Income Taxes
The components of income (loss) before provision for (benefit of) income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Domestic	$27,849	$24,460	$(24,741)
Foreign	(2,415)	(42,864)	691
Total	$25,434	$(18,404)	$(24,050)
The components of the provision for (benefit of) income taxes were as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$(14)	$38	$—
State	314	70	6
Foreign	587	297	229
Total current income tax expense	$887	$405	$235
Deferred:
Federal	$(2,321)	$(1,564)	$—
State	(869)	—	—
Foreign	(283)	254	(27)
Total deferred income tax benefit:	$(3,473)	$(1,310)	$(27)
Total	$(2,586)	$(905)	$208

The following table reconciles our provision for (benefit of) income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for 2018, and 34% for 2017 and 2016 (in thousands):

	Year Ended December 31,
	2018	2017	2016
Income tax at federal statutory rate	$5,341	$(6,257)	$(8,177)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(438)	1,428	(716)
Foreign rate differential	853	15,375	(88)
Stock-based compensation	(7,916)	(1,086)	602
Change in valuation allowance	510	(20,500)	8,449
Tax impact due to tax law change	—	2,627	—
Change in uncertain tax position reserves	—	7,854	—
Current year research credits	(1,563)	(965)	—
Prior years research credits	—	(1,284)	—
Other	627	1,903	138
Total	$(2,586)	$(905)	$208

The following table shows the significant components of deferred income tax assets (liabilities) (in thousands):

	As of December 31,
	2018	2017
Deferred revenue	$577	$764
Net operating losses	3,424	5,655
Accruals and reserves	3,039	1,022
State taxes	440	(212)
Deferred commissions	(4,595)	(2,467)
Stock-based compensation	3,361	1,572
Fixed assets & intangibles	(953)	(1,327)
Research & other credits	5,185	2,407
Convertible debt	(8,499)	—
Effects of new accounting standard	(13,113)	—
Other	695	289
Valuation allowance	(1,138)	(7,304)
Net non-current deferred tax assets	$(11,577)	$399

We have evaluated the available positive and negative evidence supporting the realization of our gross deferred tax assets, including our cumulative losses, and the amount and timing of future taxable income. With the adoption of ASC 606 effective January 1, 2018, we plan to file proper tax forms to change our method of accounting for U.S. federal and state income tax reporting purposes. We will defer and recognize over four tax years, the taxable portion of the income we recognized and recorded to the accumulated deficit at January 1, 2018, from adopting ASC 606. As a result, we recorded a related deferred tax liability, representing a source of significant future taxable income and constituting persuasive positive evidence supporting realization of our gross deferred assets. On that basis, we have concluded it is more likely than not that we will realize a substantial portion of our deferred tax assets at January 1, 2018. Accordingly, we released $6.7 million of our $7.3 million valuation allowance at January 1, 2018. The release of the U.S. valuation allowance resulted in a tax benefit that is a part of the cumulative effect adjustment to accumulated deficit at January 1, 2018. Our valuation allowance at December 31, 2018 pertains to deferred tax assets that we are not more likely than not to realize, consisting of foreign tax credits and a capital loss carryforward.
The following table shows the changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2018	2017	2016
Beginning balance	$7,304	$27,804	$19,355
Decrease in valuation allowance due to Yhat acquisition	—	(998)	—
Decrease in valuation allowance due to adoption of ASC 606	(6,676)	—	—
Increase (decrease) in valuation allowance	510	(19,502)	8,449
Ending balance	$1,138	$7,304	$27,804

As of December 31, 2018, we had U.S. federal and state income tax net operating loss carryforwards of approximately $32.9 million and $17.6 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2035 and 2025, respectively, unless previously utilized.
Under Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred in 2015. This ownership change limits the future annual use of our net operating loss carryforwards and tax credits, but did not permanently disallow any of those tax attributes.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act became law. The legislation adopts significant changes to the Code that include, among other things, reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after December 31, 2018, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and imposition of a one-time transition tax on cumulative foreign earnings at December 31, 2018. Under the Tax Act, we remeasured our U.S. deferred tax assets and liabilities that would reverse after December 31, 2017, at the reduced U.S. federal corporate income tax rate of 21%. As a result, we reduced our net U.S. deferred tax asset and our valuation allowance by $2.6 million, which resulted in no net income tax expense for the year ended December 31, 2017. We had no cumulative foreign earnings at December 31, 2017, and as a result, were not impacted by the one-time transition tax included in the Tax Act. As of December 31, 2017, we completed our accounting for the income tax effects of the Tax Act, including our election of an accounting policy, the period cost method, which recognizes the tax effects of future inclusions of global intangible low-taxed income, or GILTI, in the period we become subject to GILTI. The Tax Act had minimal impact on our income tax provision and income tax accruals as of and for the year ended December 31, 2018.
Other provisions in the Tax Act that took effect in 2018, such as those relevant to us pertaining to GILTI, covering foreign income earned in low-tax countries, and the deduction for foreign derived intangible income, or FDII, had no impact on our income tax provision and income tax accruals as of and for the year ended December 31, 2018. However, we expect the GILTI tax and the FDII deduction to impact our income tax provision and accruals after 2018.
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2018, there are immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
We are subject to taxation in the United States and various states and international jurisdictions. Our U.S. federal tax returns are open for examination for tax years 2015 and forward, and our state tax returns are open for examination for tax years 2014 and forward. Our tax returns for international jurisdictions are open for examination for tax years 2014 and forward. However, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination. Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
At December 31, 2018, we had approximately $6.2 million of unrecognized tax benefits pertaining to transfer pricing. If fully recognized, $5.7 million of the unrecognized tax benefits would reduce our effective tax rate. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. We had no accruals for interest or penalties related to our uncertain tax positions at December 31, 2018, 2017, and 2016.
The following table shows the activity in gross unrecognized tax benefits:

	Year Ended December 31
	2018	2017	2016
Balance at beginning of year	$5,794	$—	$—
Additions based on tax position related to the current year	391	5624	—
Additions for tax positions of prior years	49	170	—
Balance at end of year	$6,234	$5,794	$—

16. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share:

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income (loss) attributable to common stockholders	$28,020	$(19,482)	$(30,700)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	60,829	53,006	32,440
Effect of dilutive securities:
Convertible senior notes	409	—	—
Employee stock awards	3,506	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	64,744	53,006	32,440
Net income (loss) per share attributable to common stockholders, basic	$0.46	$(0.37)	$(0.95)
Net income (loss) per share attributable to common stockholders, diluted	$0.43	$(0.37)	$(0.95)
The following weighted-average equivalent shares of common stock were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2018	2017	2016
Stock awards	510	6,312	5,516
Conversion of convertible preferred stock	—	3,290	14,647
Contingently issuable shares	—	7	—
Total shares excluded from net loss per share	510	9,609	20,163

It is our current intent to settle the principal amount of the convertible senior notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income (loss) per share. The conversion option may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the initial conversion price of the convertible senior notes of $44.33 per share. The dilutive impact of the convertible senior notes is included in the tables above.
17. Segment and Geographic Information
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
As of December 31, 2018 and 2017, substantially all of our property and equipment was located in the United States.

18. Selected Quarterly Financial Data (Unaudited)
The following table sets forth unaudited quarterly financial information for the years ended December 31, 2018 and 2017. As discussed in Note 2, Significant Accounting Policies, we adopted ASC 606 as of January 1, 2018 on a modified retrospective basis. The quarterly information for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018 have been recast to reflect the adoption of ASC 606. Amounts presented for fiscal year 2017 are presented under ASC 605. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements. In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data (in thousands except per share data):

	2018
	Quarter Ended
	March 31 (1)	June 30 (1)	September 30 (1)	December 31
Revenue	$50,329	$51,502	$62,589	$89,150
Gross margin	45,325	46,233	56,779	82,433
Income (loss) from operations	2,683	(3,425)	9,394	21,118
Net income (loss)	4,897	(4,239)	10,821	16,541
Diluted income (loss) per share	0.08	(0.07)	0.17	$0.25

	2017
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$28,545	$30,319	$34,155	$38,588
Gross margin	23,719	25,025	28,730	32,330
Loss from operations	(5,614)	(8,138)	(2,563)	(1,884)
Net loss	(5,667)	(6,994)	(3,299)	(1,539)
Diluted loss per share	(0.22)	(0.12)	(0.06)	(0.03)

(1) The amounts for the three months ended March 31, 2018, June 30, 2018 and September 30, 2018 have been adjusted from previously reported amounts as a result of the adoption of ASC 606. Refer to the tables below for a reconciliation of the previously reported amounts to the adjusted amounts.

	Quarter Ended March 31, 2018
	As Reported	ASC 606 Adjustment	As Adjusted
Revenue	$42,821	$7,508	$50,329
Gross margin	37,817	7,508	45,325
Income (loss) from operations	(5,848)	8,531	2,683
Net income (loss)	(5,186)	10,083	4,897
Diluted income (loss) per share	(0.09)	0.17	0.08

	Quarter Ended June 30, 2018
	As Reported	ASC 606 Adjustment	As Adjusted
Revenue	$46,796	$4,706	$51,502
Gross margin	41,527	4,706	46,233
Loss from operations	(8,927)	5,502	(3,425)
Net loss	(5,295)	1,056	(4,239)
Diluted loss per share	(0.09)	0.02	(0.07)

	Quarter Ended September 30, 2018
	As Reported	ASC 606 Adjustment	As Adjusted
Revenue	$54,179	$8,410	$62,589
Gross margin	48,369	8,410	56,779
Income (loss) from operations	(371)	9,765	9,394
Net income (loss)	(244)	11,065	10,821
Diluted income (loss) per share	—	0.17	0.17

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
As previously reported on our Form 8-K, dated January 24, 2019, at a meeting held on January 24, 2019, the audit committee approved the dismissal of PricewaterhouseCoopers LLP as our independent registered public accounting firm, effective January 24, 2019, and the appointment of Deloitte & Touche LLP (“Deloitte”) as our independent registered public accounting firm, effective January 24, 2019, to perform independent audit services for the fiscal year ended December 31, 2018. PricewaterhouseCoopers LLP’s reports on our financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During our two most recent fiscal years ended December 31, 2017 and 2016 and the subsequent interim period through January 24, 2019, there were no disagreements, within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Exchange Act, or Regulation S-K, and the related instructions thereto, with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weakness in our internal control over financial reporting related to the evaluation of the accounting impact of certain contractual terms in certain arrangements with licensed data providers. We concluded this material weakness was remediated as of March 31, 2018 as disclosed in our Form 10-Q for the period then ended.
During our two most recent fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through January 24, 2019, neither we nor anyone acting on our behalf consulted with Deloitte & Touche LLP regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.
During the two most recent fiscal years ended December 31, 2017 and 2016 and during the subsequent period through the date of the engagement of Deloitte, neither we nor anyone acting on our behalf has consulted with Deloitte regarding:

(i)	The application of accounting principles to a specified transaction, either completed or proposed, or

(ii)
The type of audit opinion that might be rendered on our financial statements, and either a written report was provided to us or oral advice was provided that Deloitte concluded was an important factor considered by us in reaching a decision as to an accounting, auditing or financial reporting issue; or

(iii)	Any matter that was either the subject of a disagreement or a reportable event, as each term is defined in Items 304(a)(1)(iv) or (v) of Regulation S-K, respectively.
There were no disagreements with Deloitte on accounting and financial disclosure matters from the date of the engagement of Deloitte through the date of this report.
We provided PwC with the statements we made in response to Item 304(a) of Regulation S-K prior to its filing with the Securities and Exchange Commission (“SEC”) and requested that PwC provide us with a letter addressed to the SEC stating whether PwC agrees with the statements we made in response to Item 304(a) of Regulation S-K. A copy of this letter, dated January 24, 2019, furnished by PwC in response to our request, is filed as Exhibit 16.1 to this report.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2018. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2018 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of the Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
Except for the implementation of certain internal controls related to the adoption of ASC 606, there was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Definitive Proxy Statement for the 2019 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2018, and is incorporated herein by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
The following documents are filed as part of this Annual Report:

1	Financial Statements
Our consolidated financial statements are listed in the “Index to Consolidated Financial Statements” under Part II, Item 8, of this Annual Report.

2	Financial Statement Schedules
All financial statement schedules have been omitted because they are not required or are not applicable, or the required information is shown in our consolidated financial statements or the notes thereto.

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Restated Bylaws.	10-Q	001-38034	3.2	May 11, 2017
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant, dated September 24, 2015, as amended.	S-1	333-220342	4.2	September 5, 2017
4.3	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	2017 Equity Incentive Plan and forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.4*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.5*	Alteryx 2018 Discretionary Bonus Plan					X
10.6*	Amended and Restated Offer Letter by and between the Registrant and Dean A. Stoecker, dated February 22, 2017.	S-1	333-216237	10.6	February 24, 2017
10.7*	Amended and Restated Offer Letter by and between the Registrant and Robert S. Jones.	10-K	001-38034	10.9	March 8, 2018
10.8*	Amended and Restated Offer Letter by and between the Registrant and Langley Eide.					X
10.9*	Amended and Restated Offer Letter by and between the Registrant and Christopher M. Lal.					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.10*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.					X
10.11	Lease by and between the Registrant and LBA IV-PPI, LLC, dated December 7, 2015.	S-1	333-216237	10.9	February 24, 2017
10.12	First Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated December 11, 2017.	10-K	001-38034	10.11	March 8, 2018
10.13	Second Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated August 6, 2018.	10-Q	001-38034	10.1	November 8, 2018
10.14	Third Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated September 27, 2018.	10-Q	001-38034	10.2	November 8, 2018
10.15*	Form of Severance and Change in Control Agreement.	S-1	333-216237	10.10	February 24, 2017
16.1	Letter from PricewaterhouseCoopers LLP to the Securities and Exchange Commission, dated January 24, 2019.	8-K	001-38034	16.1	January 24, 2019
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
23.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	XBRL Instance Document.					X
101.SCH	XBRL Taxonomy Extension Schema Document.					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

*	Indicates a management contract or compensatory plan.

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
Dean A. Stoecker Chairman of the Board of Directors and Chief Executive Officer
Date: March 1, 2019
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

Name	Title	Date

/s/ Dean A. Stoecker	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	March 1, 2019
Dean A. Stoecker

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
Kevin Rubin

/s/ Kimberly E. Alexy	Director	March 1, 2019
Kimberly E. Alexy

/s/ Mark Anderson	Director	March 1, 2019
Mark Anderson

/s/ John Bellizzi	Director	March 1, 2019
John Bellizzi

/s/ Charles R. Cory	Director	March 1, 2019
Charles R. Cory

/s/ Jeffrey L. Horing	Director	March 1, 2019
Jeffrey L. Horing

/s/ Timothy I. Maudlin	Director	March 1, 2019
Timothy I. Maudlin

/s/ Eileen M. Schloss	Director	March 1, 2019
Eileen M. Schloss