Form 10-Q
period 2019-03-31
Alteryx, Inc.
filed 2019-05-02
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	AYX	New York Stock Exchange
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
On April 26, 2019, there were 46,529,788 shares of the registrant’s Class A common stock outstanding and 16,011,738 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2019

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Income and Comprehensive Income
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Revenue	$76,020	$50,329
Cost of revenue	8,000	5,004
Gross profit	68,020	45,325
Operating expenses:
Research and development	14,072	10,768
Sales and marketing	38,450	22,079
General and administrative	19,900	9,795
Total operating expenses	72,422	42,642
Income (loss) from operations	(4,402)	2,683
Interest expense	(2,986)	(2)
Other income, net	2,829	770
Income (loss) before benefit of income taxes	(4,559)	3,451
Benefit of income taxes	(10,473)	(1,446)
Net income	$5,914	$4,897
Net income per share attributable to common stockholders, basic	$0.10	$0.08
Net income per share attributable to common stockholders, diluted	$0.09	$0.08
Weighted-average shares used to compute net income per share attributable to common stockholders, basic	61,926	60,052
Weighted-average shares used to compute net income per share attributable to common stockholders, diluted	67,478	63,476
Other comprehensive income (loss), net of tax:
Net unrealized holding income (loss) on investments, net of tax	702	(167)
Foreign currency translation adjustments, net of tax	(1,011)	(6)
Other comprehensive loss, net of tax	(309)	(173)
Total comprehensive income	$5,605	$4,724
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$127,041	$89,974
Short-term investments	240,100	239,718
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $1,972 and $2,297 as of March 31, 2019 and December 31, 2018, respectively	52,034	94,922
Prepaid expenses and other current assets	39,441	37,199
Total current assets	458,616	461,813
Property and equipment, net	12,210	11,729
Operating lease right-of-use assets	25,393	—
Long-term investments	94,207	96,551
Goodwill	9,475	9,494
Intangible assets, net	6,993	7,491
Other assets	37,298	31,089
Total assets	$644,192	$618,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,804	$5,028
Accrued payroll and payroll related liabilities	21,570	24,659
Accrued expenses and other current liabilities	14,268	10,878
Deferred revenue	71,120	84,015
Convertible senior notes, net	176,345	—
Total current liabilities	290,107	124,580
Convertible senior notes, net	—	173,647
Deferred revenue	2,005	2,130
Operating lease liabilities	22,781	—
Other liabilities	1,252	4,345
Deferred income tax, net	2,209	11,647
Total liabilities	318,354	316,349
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 46,451 and 37,832 shares issued and outstanding, as of March 31, 2019 and December 31, 2018, respectively; 500,000 Class B shares authorized, 16,012 and 23,748 shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	333,706	315,291
Accumulated deficit	(6,994)	(12,908)
Accumulated other comprehensive loss	(880)	(571)
Total stockholders’ equity	325,838	301,818
Total liabilities and stockholders’ equity	$644,192	$618,167
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2018	61,579	$6	$315,291	$(12,908)	$(571)	$301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards	863	—	8,587	—	—	8,587
Stock-based compensation	—	—	5,335	—	—	5,335
Equity-settled contingent consideration	21	—	750	—	—	750
Cumulative translation adjustment	—	—	—	—	(1,011)	(1,011)
Unrealized gain on investments	—	—	—	—	702	702
Net income	—	—	—	5,914	—	5,914
Balances at March 31, 2019	62,463	$6	$333,706	$(6,994)	$(880)	$325,838

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of ASC 606	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards	934	1	4,972	—	—	4,973
Stock-based compensation	—	—	3,789	—	—	3,789
Equity-settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Unrealized loss on investments	—	—	—	—	(167)	(167)
Net income	—	—	—	4,897	—	4,897
Balances at March 31, 2018	60,588	$6	$266,957	$(36,031)	$(527)	$230,405

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net income	$5,914	$4,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,648	1,269
Stock-based compensation	5,335	3,789
Amortization of debt discount and issuance costs	2,699	—
Deferred income taxes	(10,550)	(8)
Recoveries of doubtful accounts	(123)	(108)
Change in fair value of contingent consideration	—	293
Gain on remeasurement of intercompany loan	(912)	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	42,880	20,553
Deferred commissions	(1,177)	(1,209)
Prepaid expenses and other current assets and other assets	(7,476)	(7,968)
Accounts payable	1,762	443
Accrued payroll and payroll related liabilities	(10,543)	(2,636)
Accrued expenses and other current liabilities	571	(2,949)
Deferred revenue	(12,824)	(4,264)
Other liabilities	(1,166)	(1)
Net cash provided by operating activities	16,038	12,101
Cash flows from investing activities:
Purchases of property and equipment	(1,528)	(1,416)
Cash paid in business acquisitions, net of cash acquired	—	(3,542)
Purchases of investments	(73,553)	(83,591)
Maturities of investments	76,981	11,000
Net cash provided by (used in) investing activities	1,900	(77,549)
Cash flows from financing activities:
Proceeds from receipt of Section 16(b) disgorgement	4,918	—
Proceeds from exercise of stock options and taxes withheld	18,425	4,973
Minimum tax withholding paid on behalf of employees for restricted stock units	(2,439)	—
Settlement of acquisition-related contingent consideration	(1,000)	—
Other financing payments	(305)	(333)
Net cash provided by financing activities	19,599	4,640
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(105)	169
Net increase (decrease) in cash, cash equivalents and restricted cash	37,432	(60,639)
Cash, cash equivalents and restricted cash—beginning of period	90,961	119,916
Cash, cash equivalents and restricted cash—end of period	$128,393	$59,277
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2019	2018
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable	$569	$360
Right-of-use assets obtained in exchange for new operating lease liabilities	$1,604	$—
Consideration for business acquisition initially included in accrued expenses and other current liabilities and other liabilities	$—	$1,200
Contingent consideration settled through issuance of common stock	$750	$656
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
Our Company
Alteryx, Inc. and its subsidiaries, or we, our, or us, are improving business through data science and analytics by enabling analytic producers, regardless of technical acumen, to quickly and easily transform data into actionable insights and deliver improved data-driven business outcomes. Every day, our users leverage our end-to-end analytic platform to quickly and easily discover, access, prepare, and analyze data from a multitude of sources, then deploy and share analytics at scale. The ease-of-use, speed, and sophistication that our platform provides is enhanced through intuitive and highly repeatable visual workflows.
Basis of Presentation
Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the Securities and Exchange Commission, or SEC, on March 1, 2019. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
We adopted Accounting Standards Codification, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018 on a modified retrospective basis during the fourth quarter of 2018 for our annual reporting period for the year ended December 31, 2018. As a result, the quarterly financial results for the three months ended March 31, 2018 have been recast to reflect the adoption of ASC 606.
The operating results for the three months ended March 31, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2018 other than, during the three months ended March 31, 2019, we adopted new accounting guidance related to leases. See Leases and Recently Adopted Accounting Pronouncements below and Note 8, Leases, for additional information.
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
Operating Segments
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

Leases
Through December 31, 2018, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective January 1, 2019, we adopted Accounting Standards Update 2016-02, Leases, or ASC 842. See Recently Adopted Accounting Pronouncements below.
Under ACU 842, we determine if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities in our condensed consolidated balance sheets.
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We do not separate lease and non-lease components for all underlying asset classes. As most of our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We determine our incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives and initial direct costs incurred. The lease term includes options to extend or terminate when we are reasonably certain the option will be exercised. In general, we are not reasonably certain to exercise such options. We recognize lease expense for minimum lease payments on a straight-line basis over the lease term, while variable lease payments, such as common area maintenance, are recognized as incurred. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, codified as ASC 842, which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, in the statement of financial position. Under ASC 842, lessees will recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria remain similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.
We adopted the new lease accounting standard effective January 1, 2019 using the optional transition method described in ASU No. 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet on January 1, 2019 without retrospective application to comparative periods. The adoption of ASC 842 did not have an impact on retained earnings on our condensed consolidated balance sheet as of January 1, 2019 and is not expected to have a material impact on our condensed consolidated statements of income and comprehensive income. We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. See Note 8, Leases, for additional details.
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

3. Revenues

Disaggregation of Revenue
The disaggregation of revenue by region, type of performance obligation, and timing of revenue recognition was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue by type region:
United States	$52,896	$35,282
International	23,124	15,047
Total	$76,020	$50,329

Revenue by type of performance obligation:
Subscription-based software license	$34,807	$22,475
PCS and services	41,213	27,854
Total	$76,020	$50,329

Costs by type of performance obligation:
Subscription-based software license	$597	$428
PCS and services	7,403	4,576
Total	$8,000	$5,004
Revenue attributable to the United Kingdom comprised 10.4% and 10.2% of total revenue for the three months ended March 31, 2019 and 2018, respectively. Other than the United Kingdom, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue recognized on our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue recognized related to post-contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed, and represents 5% or less of total revenue for all periods presented.
Contract Assets and Contract Liabilities
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract liabilities, or deferred revenue, are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current and non-current deferred revenue.
As of March 31, 2019, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $12.6 million is included in prepaid expenses and other current assets and $21.9 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2018, we had contract assets of $11.2 million included in prepaid expenses and other current assets and $16.5 million included in other assets on our condensed consolidated balance sheet. There were no impairments of contract assets during the three months ended March 31, 2019.
During the three months ended March 31, 2019, we recognized $35.8 million of revenue related to amounts that were included in deferred revenue as of January 1, 2019.

Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred contract costs during the three months ended March 31, 2019 is presented below (in thousands):

Balances at December 31, 2018	$22,391
Additional contract costs deferred	5,798
Amortization of deferred contract costs	(5,381)
Balances at March 31, 2019	$22,808

As of March 31, 2019, $11.9 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the three months ended March 31, 2019. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2019 as these costs were not material.
Remaining Performance Obligations
As of March 31, 2019, we had an aggregate transaction price of $214.0 million, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $178.1 million as revenue through the period ending December 31, 2020, with the remaining amount recognized thereafter.

4. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2019 and December 31, 2018 (in thousands):

	As of March 31, 2019
	Cost	Gross Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$110,593	$—	$110,593	$110,593	$—	$—
Level 1:
Money market funds	15,454	—	15,454	15,454	—	—
Subtotal	15,454	—	15,454	15,454	—	—
Level 2:
Commercial paper	14,777	—	14,777	994	13,783	—
Certificates of deposit	3,250	—	3,250	—	3,250	—
U.S. Treasury and agency bonds	209,237	137	209,374	—	165,638	43,736
Corporate bonds	107,583	317	107,900	—	57,429	50,471
Subtotal	334,847	454	335,301	994	240,100	94,207
Level 3:	—	—	—	—	—	—
Total	$460,894	$454	$461,348	$127,041	$240,100	$94,207

	As of December 31, 2018
	Cost	Gross Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$78,194	$—	$78,194	$78,194	$—	$—
Level 1:
Money market funds	11,780	—	11,780	11,780	—	—
Subtotal	11,780	—	11,780	11,780	—	—
Level 2:
Commercial paper	1,313	—	1,313	—	1,313	—
Certificates of deposit	6,101	—	6,101	—	5,351	750
U.S. Treasury and agency bonds	220,136	(139)	219,997	—	158,204	61,793
Corporate bonds	108,968	(110)	108,858	—	74,850	34,008
Subtotal	336,518	(249)	336,269	—	239,718	96,551
Level 3:	—	—	—	—	—	—
Total	$426,492	$(249)	$426,243	$89,974	$239,718	$96,551
There were no transfers between Level 1, Level 2, or Level 3 securities during the three months ended March 31, 2019. Gross unrealized losses were less than $0.1 million as of March 31, 2019, were due to changes in market rates, and are temporary in nature.
All the long-term investments had maturities of between one and two years in duration as of March 31, 2019. Cash and cash equivalents, restricted cash, and investments as of March 31, 2019 and December 31, 2018 held domestically were approximately $442.5 million and $417.9 million, respectively.

Contingent Consideration. The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended March 31,
	2019	2018
Beginning balance	$2,143	$975
Obligations assumed	—	1,200
Change in fair value	—	293
Settlements	(1,750)	(656)
Ending balance	$393	$1,812
Upon the achievement of certain milestones in connection with our acquisition of Semanta, s.r.o., or Semanta, we released 11,250 shares of Class A common stock to the former shareholders of Semanta in the three months ended March 31, 2019. In addition, upon completion of the indemnification period in the three months ended March 31, 2019, we released 10,205 shares of Class A common stock to the former shareholders of Semanta that had previously been earned, but were held back in accordance with the terms of the acquisition agreement. During the three months ended March 31, 2019, we also paid $1.0 million to the former shareholder of Alteryx ANZ Pty Limited upon the achievement of certain milestones.
Instruments Not Recorded at Fair Value on a Recurring Basis. As of March 31, 2019, the fair value of our convertible senior notes was $456.9 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
5. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the three months ended March 31, 2019 was as follows (in thousands):

Goodwill as of December 31, 2018	$9,494
Goodwill recorded in connection with acquisition	—
Effects of foreign currency translation	(19)
Goodwill as of March 31, 2019	$9,475
Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	6.9	$1,562	$(281)	$1,281
Completed technology	5.7	9,180	(3,468)	5,712
		$10,742	$(3,749)	$6,993
	As of December 31, 2018
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	6.9	$1,554	$(221)	$1,333
Completed technology	5.7	9,180	(3,022)	6,158
		$10,734	$(3,243)	$7,491
We classified intangible asset amortization expense in the accompanying consolidated statements of income and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$446	$446
Sales and marketing	59	31
Total	$505	$477
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2019 (in thousands):

Remainder of 2019	$1,530
2020	1,721
2021	1,510
2022	964
2023	604
Thereafter	664
Total amortization expense	$6,993
6. Convertible Senior Notes
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
The convertible senior notes are our senior, unsecured obligations, and interest of 0.50% per year is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. The convertible senior notes will mature on June 1, 2023, unless repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding March 1, 2023, the convertible senior notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The convertible senior notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture between us and U.S. Bank National Association, as trustee, or the Indenture. Upon conversion, the convertible senior notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the convertible senior notes with cash. As of March 31, 2019, the if-converted value of the convertible senior notes exceeded its principal amount by $205.1 million.
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

For at least 20 trading days during the period of 30 consecutive trading days ending March 29, 2019, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the convertible senior notes on each applicable trading day. As a result, the convertible senior notes are convertible at the option of the holders during the quarter ending June 30, 2019 and were classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2019. As of the date of this filing, none of the holders of the convertible senior notes have submitted requests for conversion.
The convertible senior notes consisted of the following (in thousands):

As of March 31, 2019
Liability:
Principal	$230,000
Less: debt discount, net of amortization	(53,655)
Net carrying amount	$176,345

Equity, net of issuance costs	$57,251
The following table sets forth interest expense recognized related to the convertible senior notes (in thousands, except effective interest rate):

Three Months Ended March 31, 2019
Contractual interest expense	$287
Amortization of debt issuance costs and discount	2,699
Total	$2,986
Effective interest rate of the liability component	7.00%
Capped Call
In connection with the pricing of the convertible senior notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the convertible senior notes and other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the convertible senior notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the convertible senior notes, with an initial strike price of approximately $44.33 per share, which corresponds to the initial conversion price of the convertible senior notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the convertible senior notes, and have a cap price of $62.22 per share. The cost of the purchased capped calls of $19.1 million was recorded as a reduction to additional paid-in-capital in our condensed consolidated balance sheet during the three months ended June 30, 2018.
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

7. Equity Awards
Stock Options
Stock option activity during the three months ended March 31, 2019 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,049	$12.48
Granted	261	68.26
Exercised	(756)	11.92
Canceled/forfeited	(230)	18.11
Options outstanding at March 31, 2019	3,324	$16.60
As of March 31, 2019, there was $17.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.5 years.
Restricted Stock Units
RSU activity during the three months ended March 31, 2019 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2018	1,215	$31.93
Granted	474	73.00
Vested	(101)	28.22
Canceled/forfeited	(106)	26.89
RSUs outstanding at March 31, 2019	1,482	$45.67
As of March 31, 2019, total unrecognized compensation expense related to unvested RSUs was approximately $59.6 million, which is expected to be recognized over a weighted-average period of 2.9 years.
We classified stock-based compensation expense in the accompanying consolidated statements of income and comprehensive income as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Cost of revenue	$307	$139
Research and development	839	1,233
Sales and marketing	2,199	1,157
General and administrative	1,990	1,260
Total	$5,335	$3,789

8. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, New York, Texas and Virginia in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2025. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	March 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$25,393

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$4,293
Operating lease liabilities (noncurrent)	Operating lease liabilities	22,781
Total lease liabilities		$27,074
Lease Costs
The following lease costs were included in our condensed consolidated statements of income and comprehensive income as follows (in thousands):

Three Months Ended March 31, 2019
Operating lease cost	$1,422
Short-term lease cost	244
Variable lease cost	351
Total lease cost	$2,017
Supplemental Information
The table below presents supplemental information related to operating leases during the three months ended March 31, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$1,187
Right-of-use assets obtained in exchange for new operating lease liabilities	24,787
Weighted average remaining lease term	5.8 years
Weighted average discount rate	6.26%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2019 (in thousands):

Remainder of 2019	$4,380
2020	6,041
2021	5,506
2022	5,134
2023	4,158
2024	4,287
Thereafter	3,117
Total minimum lease payments	32,623
Less imputed interest	(5,549)
Present value of future minimum lease payments	27,074
Less current obligations under leases	(4,293)
Long-term lease obligations	$22,781
Disclosures Related to Periods Prior to Adoption of New Lease Standard
Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2018, were as follows (in thousands):

2019	$6,389
2020	6,781
2021	6,326
2022	6,276
2023	5,163
Thereafter	9,427
Total minimum lease payments	$40,362

9. Contingencies
Indemnification
As of March 31, 2019 and December 31, 2018, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

10. Income Taxes
The following table presents details of the benefit of income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2019	2018
Benefit of income taxes	$(10,473)	$(1,446)
Effective tax rate	(229.7)%	41.9%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) to each interim period, taking into account year-to-date amounts and projected results for the full year. We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions and tax shortfalls related to the settlement of stock-based awards, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the three months ended March 31, 2019 primarily relates to discrete tax benefits of $9.5 million related to excess tax benefits related to stock option deductions.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
11. Basic and Diluted Net Income Per Share
The following table presents the computation of net income per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net income attributable to common stockholders	$5,914	$4,897
Denominator:
Weighted-average shares used to compute net income per share attributable to common stockholders, basic	61,926	60,052
Effect of dilutive securities:
Convertible senior notes	2,002	—
Contingently issuable shares	11	33
Employee stock awards	3,539	3,391
Weighted-average shares used to compute net income per share attributable to common stockholders, diluted	67,478	63,476
Net income per share attributable to common stockholders, basic	$0.10	$0.08
Net income per share attributable to common stockholders, diluted	$0.09	$0.08
We excluded 0.2 million and 0.9 million stock awards for the three months ended March 31, 2019 and 2018, respectively, from the diluted net income per share calculation because their inclusion would have been anti-dilutive.

It is our current intent to settle the principal amount of the convertible senior notes with cash and, therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share. The conversion option may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the conversion price of the convertible senior notes of $44.33 per share. The dilutive impact of the convertible senior notes is included in the tables above.
12. Subsequent Event

On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of March 28, 2019. The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was approximately $20.0 million in cash, subject to customary adjustments set forth in the Merger Agreement. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on March 1, 2019. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2019, we had nearly 5,000 customers in more than 80 countries, including over 550 of the Global 2000 companies.
We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize a portion of the revenue from customers upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion ratably over the subscription term. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three months ended March 31, 2019 and 2018. We also generate revenue from professional services, including training and consulting services.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2018	2018	2018	2018	2019
Customers	3,673	3,940	4,315	4,696	4,973

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
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2018	2018	2018	2018	2019
Dollar-based net expansion rate	129%	129%	131%	132%	134%

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Revenue	$76,020	$50,329
Cost of revenue(1)(2)	8,000	5,004
Gross profit	68,020	45,325
Operating expenses:
Research and development(1)	14,072	10,768
Sales and marketing(1)(2)	38,450	22,079
General and administrative(1)	19,900	9,795
Total operating expenses	72,422	42,642
Income (loss) from operations	(4,402)	2,683
Interest expense	(2,986)	(2)
Other income, net	2,829	770
Income (loss) before benefit of income taxes	(4,559)	3,451
Benefit of income taxes	(10,473)	(1,446)
Net income	$5,914	$4,897

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$307	$139
Research and development	839	1,233
Sales and marketing	2,199	1,157
General and administrative	1,990	1,260
Total	$5,335	$3,789

(2) Amounts include amortization of intangible assets as follows:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Cost of revenue	$446	$446
Sales and marketing	59	31
	$505	$477

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2019	2018
Revenue	100.0%	100.0%
Cost of revenue	10.5	9.9
Gross profit	89.5	90.1
Operating expenses:
Research and development	18.5	21.4
Sales and marketing	50.6	43.9
General and administrative	26.2	19.5
Total operating expenses	95.3	84.7
Income (loss) from operations	(5.8)	5.3
Interest expense	(3.9)	—
Other income, net	3.7	1.5
Income (loss) before benefit of income taxes	(6.0)	6.9
Benefit of income taxes	(13.8)	(2.9)
Net Income	7.8	9.7
Comparison of the Three Months Ended March 31, 2019 and 2018
Revenue

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Revenue	$76,020	$50,329	$25,691	51.0%

The increase in our revenue for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. In addition, the increase in revenue is due to our continued expansion in international markets.
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Cost of revenue	$8,000	$5,004	$2,996	59.9%
% of revenue	10.5%	9.9%
Gross margin	89.5%	90.1%

The increase in cost of revenue for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.2 million due to higher headcount, an increase in royalty costs of $1.0 million due to an increase in revenue from the three months ended March 31, 2019 as compared to the three months ended March 31, 2018, and an increase in consulting and outsourced labor of $0.6 million due to the use of third-party contractors. As of March 31, 2019, we had 79 cost of revenue personnel as compared to 60 as of March 31, 2018.
Research and Development

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Research and development	$14,072	$10,768	$3,304	30.7%
% of revenue	18.5%	21.4%
The increase in research and development expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $2.5 million due to higher headcount and an increase in consulting and outsourced labor costs of $0.6 million related to the use of third-party consultants and contractors to assist in certain development projects. As of March 31, 2019, we had 224 research and development personnel as compared to 164 as of March 31, 2018.
Sales and Marketing

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Sales and marketing	$38,450	$22,079	$16,371	74.1%
% of revenue	50.6%	43.9%
The increase in sales and marketing expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $13.1 million due to higher headcount, an increase of $1.7 million in marketing programs, including costs associated with our first Inspire user conference in the Asia Pacific region, an increase in consulting and professional fees of $0.9 million, and an increase of $0.6 million in allocated overhead expenses. As of March 31, 2019, we had 482 sales and marketing personnel as compared to 310 as of March 31, 2018.
General and Administrative

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
General and administrative	$19,900	$9,795	$10,105	103.2%
% of revenue	26.2%	19.5%

The increase in general and administrative expense for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $4.5 million due to higher headcount as we continued to expand our infrastructure to support our growth, an increase of $5.4 million in consulting and professional fees related to projects to expand our infrastructure and processes, including the implementation of certain accounting standards and our annual financial statement audit, and an increase of $0.5 million in allocated overhead expenses. As of March 31, 2019, we had 151 general and administrative personnel as compared to 95 as of March 31, 2018.
Interest Expense

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,986)	$(2)	$(2,984)	*

*	Not meaningful
The increase in interest expense is due to the issuance of our convertible senior notes during the three months ended June 30, 2018.
Other Income, Net

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Other income, net	$2,829	$770	$2,059	267.4%
Other income, net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The increase in other income, net for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to an increase in interest income due to an increase in balances of available-for-sale securities.
Benefit of Income Taxes

	Three Months Ended March 31,		Change
	2019	2018	Amount	%
	(in thousands, except percentages)
Benefit of income taxes	$(10,473)	$(1,446)	$(9,027)	*

*	Not meaningful
The change in the benefit of income taxes for the three months ended March 31, 2019 as compared to the three months ended March 31, 2018 was primarily due to discrete tax benefits of $9.5 million related to excess tax benefits related to stock option deductions during the three months ended March 31, 2019.

Liquidity and Capital Resources
We had $461.3 million and $426.2 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of March 31, 2019 and December 31, 2018, respectively.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$16,038	$12,101
Net cash provided by (used in) investing activities	1,900	(77,549)
Net cash provided by financing activities	19,599	4,640
Operating Activities
For the three months ended March 31, 2019, net cash provided by operating activities was $16.0 million. Net cash provided by operating activities primarily reflected net income of $5.9 million and a change in operating assets and liabilities of $12.0 million, offset in part by net non-cash activity of $1.9 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $42.9 million, offset in part by a decrease in deferred revenue of $12.8 million and an increase in prepaid expenses and other current assets and other assets of $7.5 million. These changes were due to the quarter-over-quarter decrease in billings, as billings for our subscription licenses are seasonally higher in the three months ended December 31, 2018 as compared to the three months ended March 31, 2019. The decrease in billings resulted in a decrease in deferred revenue and a corresponding increase in contract assets. In addition, the amount was offset by a decrease in accrued payroll and payroll-related liabilities of $10.5 million due to the payment of commissions earned during the three months ended December 31, 2018 and annual bonuses. Net non-cash activity primarily consisted of deferred income taxes of $10.6 million, offset in part by stock-based compensation of $5.3 million, depreciation and amortization of $1.6 million, and amortization of debt discount and issuance costs of $2.7 million.
For the three months ended March 31, 2018, net cash provided by operating activities was $12.1 million. Net cash provided by operating activities primarily reflected net income of $4.9 million, a change in operating assets and liabilities of $2.0 million and net non-cash activity of $5.2 million. The changes in operating assets and liabilities primarily related to a decrease in accounts receivable of $20.6 million from collections of annual billings invoiced during the three months ended December 31, 2017, an increase in prepaid expenses and other current assets and other assets of $8.0 million and a decrease in deferred revenue of $4.3 million due to decreased billings quarter-over-quarter. Net non-cash activity primarily consisted of stock-based compensation of $3.8 million and depreciation and amortization of $1.3 million.

Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2019 was $1.9 million, consisting primarily of $3.4 million of net maturities and sales of investments, offset in part by $1.5 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2018 was $77.5 million, consisting primarily of $72.6 million of net purchases of investments, $3.5 million of net cash paid in connection with an acquisition of a business, and $1.4 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2019 was $19.6 million, consisting primarily of proceeds from stock option exercises and taxes withheld of $18.4 million, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, offset in part by the payment minimum tax withholding paid on behalf of employees for restricted stock units of $2.4 million and the payment of acquisition-related contingent consideration of $1.0 million.
Net cash provided by financing activities for the three months ended March 31, 2018 was $4.6 million, consisting primarily of proceeds from stock option exercises of $5.0 million.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2019 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Leases, and Note 9, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
There have been no changes to our critical accounting policies disclosed in our Annual Report other than the changes to our significant accounting policies discussed in Note 2, Significant Accounting Policies, of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, of the notes to our condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

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
We have experienced and will continue to experience fluctuations in net income as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged as our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses and our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $461.3 million as of March 31, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2019 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2019 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors.
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, prospects, financial condition, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report and in our other public filings. The trading price of our Class A common stock could decline due to any of these risks, and, as a result, you may lose all or part of your investment.
Risks Related to Our Business and Industry

We have been growing rapidly and expect to continue to invest in our growth for the foreseeable future. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 629 employees as of March 31, 2018 to 936 employees as of March 31, 2019. We have also established and expanded our operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we license our platform to customers in more than 80 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Our revenue growth and ability to sustain profitability depends on being able to expand our skilled talent base and increase their productivity, particularly with respect to our direct sales force and software engineers.
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for experienced sales personnel. We may not be successful in recruiting, training and retaining qualified personnel. We have from time to time experienced, and we expect to continue to experience, difficulty in hiring and retaining highly skilled employees with appropriate qualifications.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel and software engineers to support our growth. New hires require significant training and sales personnel typically take six months or more to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our talent will be new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our talent base. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base or if the software engineers are unable to timely contribute to the development of our products, our business will be adversely affected.
Further, to date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and sustain profitability, we must increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We intend to substantially further increase our number of direct sales professionals. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure our compensation of our sales organization may be disruptive and may affect our revenue growth.

We have a history of losses, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Prior to the year ended December 31, 2018, we incurred net losses in each fiscal year since our inception. Although we experienced net income in the year ended December 31, 2018 and the three months ended March 31, 2019, we expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Within the last two years, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue. In addition, Alteryx Connect is designed to be used with our Alteryx Server product and is not sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from IBM, Microsoft, Oracle, SAP, and SAS Institute. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer niche data preparation options that are competitive with some of the features within our platform, such as Dataiku, MicroStrategy, Tableau, Talend, TIBCO Software, and Trifacta.
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner is important to achieving widespread acceptance of our platform and is an important element in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees, partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and in March 2017 the United Kingdom provided notification of its intent to leave the European Union. The United Kingdom was formally due to leave the European Union in March 2019 but this deadline was recently extended to October 2019. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on the regulatory regime applicable to our operations in the United Kingdom.
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
We generally recognize a portion of the subscription revenue from customers at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, cloud-based offerings, and data subscriptions is recognized ratably over the subscription terms. As a result, a portion of the revenue we report in each quarter is derived from the recognition of deferred revenue relating to subscriptions entered into during previous quarters. Consequently, a decline in new or renewed subscriptions in any quarter will negatively affect our revenue in such quarter and will continue to negatively affect revenue in future quarters. Accordingly, the effect of significant downturns in sales and market acceptance of our platform, and potential changes in our rate of renewals, may not be fully reflected in our operating results until future periods. We may also be unable to reduce our operating expenses in the event of a significant deterioration in sales, which may prevent us from being able to mitigate the effect of such a deterioration. In addition, a significant majority of our costs are expensed as incurred, while a portion of our revenue is recognized over the life of the agreement with our customer. As a result, increased growth in the number of our customers could continue to result in our recognition of more costs than revenue in the earlier periods of the terms of our agreements.
The nature of our business requires the application of complex revenue recognition rules and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations and affect our reported operating results.
U.S. generally accepted accounting principles, or U.S. GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, as occurred in connection with our adoption of ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business.
Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area. For example, ASC 606 became effective for our annual reporting period for the year ended December 31, 2018 and had a material impact on our operating results for the year ended December 31, 2018. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
We also implemented changes to our accounting processes, internal controls and disclosures to support ASC 606. If we are unsuccessful in adapting our business to the requirements of the new revenue recognition standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
In addition, effective January 1, 2019, we adopted ASC 842, a new lease accounting standard that requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. This update also introduced new disclosure requirements for leasing arrangements. While the adoption of this new standard did not have an impact on retained earnings on our condensed consolidated balance sheet as of January 1, 2019, and is not expected to have a material impact on our condensed consolidated statements of income and comprehensive income, other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements.

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
Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. The impact of seasonality is heightened on new licenses that are multi-year in nature with more revenue recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later. Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, we may achieve higher revenue growth in the first fiscal quarter than in the second fiscal quarter due to the effect of one or more large contracts that are entered into in the first fiscal quarter.
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
This report will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has, and will continue to, require increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
We previously identified a material weakness in our internal control over financial reporting. Although we believe the material weakness has since been remediated, we cannot assure you that the measures we have taken to date, and are continuing to implement, or any measures we may take in the future, will be sufficient to identify or prevent future material weaknesses. If other material weaknesses or other deficiencies occur, our ability to accurately and timely report our financial position could be impaired, which could result in a material misstatement of our financial statements that would not be prevented or detected on a timely basis.
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
We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to protect our intellectual property. Despite our efforts, the steps we take to protect our intellectual property may be inadequate. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.
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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired ClearStory Data Inc. in April 2019 to add talented developers and compelling technology to our organization. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions once undertaken and announced, will close.
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
From time to time, we have been subject to litigation. For example, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on Amazon Web Services a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or results of operations could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

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
We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted broad and complex changes to the U.S. tax code, some of which are unfavorable and will apply to us, including but not limited to: (i) imposition of income tax on global intangible low-taxed income, or GILTI; (ii) repeal of the deduction for domestic production activity; (iii) limiting the deductibility of certain executive compensation; and (iv) limiting the use of foreign tax credits to reduce U.S. income tax liability.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year. We concluded we had an ownership change in 2015, but the ownership change should not prevent us from using all our pre-2018 NOLs and tax credits before they expire. For U.S. federal income tax purposes, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. We may also experience ownership changes in the future that further restrict the use of our NOLs as a result of subsequent shifts in our stock ownership. Furthermore, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may be utilized to offset no more than 80% of taxable income annually. If we have a future taxable year in which we generate NOLs, this change may require us to pay more federal income taxes in a subsequent year than we would have had to pay under pre-existing law.
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been, and may in the future be, required. For example, our adoption of ASC 606 required us to make significant updates to our financial information technology systems and significant modifications to our accounting controls and procedures and continues to place a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Many of these updates and modifications remain in process as we evolve our systems and controls. We have been able to make timely reporting requirements as of the date of this Quarterly Report on Form 10-Q; however, the significant system and process updates required for the efficient operation of our revenue process under ASC 606 remain an on-going initiative with no assurance that we will continue to be successful in meeting our future reporting requirements. Our failure to meet our reporting obligations could have a material adverse effect on our business and on the trading price of our Class A common stock. Furthermore, due to the implementation of ASC 606 and the changes we have made to our internal control environment to adopt ASC 606, there is an increased risk that we may fail to maintain an effective internal control environment. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations. As a result of ongoing efforts to maintain and improve our disclosure controls and procedures and internal control over financial reporting, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
Our financial statements are subject to change and if our estimates or judgments relating to our critical and significant accounting policies prove to be incorrect, our operating results could be adversely affected.
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical and significant accounting policies and estimates used in preparing our consolidated financial statements include those related to revenue recognition, business combinations, accounting for income taxes, and stock-based compensation expense. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
The conditional conversion feature of the convertible senior notes may adversely affect our financial condition and operating results.

As a result of meeting certain conditional conversion criteria during the three months ended March 31, 2019, the convertible senior notes are currently convertible at the option of the holders during the quarter ending June 30, 2019. During this time, and in the event the conditional conversion feature of the convertible senior notes is triggered in future quarters, holders of the convertible senior notes are and will be entitled to convert their convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of convertible senior notes do not elect to convert their convertible senior notes, we have classified the convertible senior notes as current liabilities on the condensed consolidated balance sheet as of March 31, 2019, and we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability in the future, which would result in a material reduction of our net working capital.
Our stockholders may experience dilution upon the conversion of the convertible senior notes if we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock.
Upon conversion by the holders of the convertible senior notes, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock. The convertible senior notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. If we elect to deliver shares of our Class A common stock upon a conversion, our stockholders will incur dilution.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $85.67 through March 31, 2019. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 62.5 million shares of our Class A and Class B common stock outstanding as of March 31, 2019. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
On January 30, 2019 and March 6, 2019, we issued 11,250 and 10,205 shares of our Class A common stock, respectively, to five former shareholders of Semanta upon partial satisfaction of a contingent consideration earn-out provision and completion of the indemnification period during which certain shares that had previously been earned were held back in accordance with the terms of the acquisition agreement.
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

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1	Separation Agreement by and between the Registrant and Seth Greenberg.					X
31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X

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
Date: May 2, 2019