Form 10-Q
period 2019-06-30
Alteryx, Inc.
filed 2019-08-01
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
On July 25, 2019, there were 49,557,393 shares of the registrant’s Class A common stock outstanding and 13,242,357 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2019

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$82,043	$51,502	$158,063	$101,831
Cost of revenue	9,295	5,269	17,295	10,273
Gross profit	72,748	46,233	140,768	91,558
Operating expenses:
Research and development	16,381	10,181	30,453	20,949
Sales and marketing	48,185	27,539	86,635	49,618
General and administrative	16,470	11,938	36,370	21,733
Total operating expenses	81,036	49,658	153,458	92,300
Loss from operations	(8,288)	(3,425)	(12,690)	(742)
Interest expense	(3,098)	(1,398)	(6,084)	(1,400)
Other income (expense), net	847	(834)	3,676	(64)
Loss before benefit of income taxes	(10,539)	(5,657)	(15,098)	(2,206)
Benefit of income taxes	(7,320)	(1,418)	(17,793)	(2,864)
Net income (loss)	$(3,219)	$(4,239)	$2,695	$658
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.07)	$0.04	$0.01
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	62,613	60,685	62,271	60,372
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	62,613	60,685	67,994	63,662
Other comprehensive income (loss), net of tax:
Net unrealized holding income (loss) on investments, net of tax	212	45	914	(122)
Foreign currency translation adjustments	1,193	(62)	182	(68)
Other comprehensive income (loss), net of tax	1,405	(17)	1,096	(190)
Total comprehensive income (loss)	$(1,814)	$(4,256)	$3,791	$468
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$108,004	$89,974
Short-term investments	224,652	239,718
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $1,869 and $2,297 as of June 30, 2019 and December 31, 2018, respectively	64,977	94,922
Prepaid expenses and other current assets	43,522	37,199
Total current assets	441,155	461,813
Property and equipment, net	13,984	11,729
Operating lease right-of-use assets	31,575	—
Long-term investments	94,146	96,551
Goodwill	19,004	9,494
Intangible assets, net	16,527	7,491
Other assets	47,111	31,089
Total assets	$663,502	$618,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,823	$5,028
Accrued payroll and payroll related liabilities	18,989	24,659
Accrued expenses and other current liabilities	16,836	10,878
Deferred revenue	71,767	84,015
Convertible senior notes, net	179,160	—
Total current liabilities	297,575	124,580
Convertible senior notes, net	—	173,647
Deferred revenue	1,824	2,130
Operating lease liabilities	28,411	—
Other liabilities	4,264	4,345
Deferred income tax, net	—	11,647
Total liabilities	332,074	316,349
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 49,525 and 37,832 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively; 500,000 Class B shares authorized, 13,247 and 23,748 shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively	6	6
Additional paid-in capital	341,110	315,291
Accumulated deficit	(10,213)	(12,908)
Accumulated other comprehensive income (loss)	525	(571)
Total stockholders’ equity	331,428	301,818
Total liabilities and stockholders’ equity	$663,502	$618,167
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2018	61,579	$6	$315,291	$(12,908)	$(571)	$301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	863	—	8,587	—	—	8,587
Stock-based compensation	—	—	5,335	—	—	5,335
Equity-settled contingent consideration	21	—	750	—	—	750
Cumulative translation adjustment	—	—	—	—	(1,011)	(1,011)
Unrealized gain on investments, net of tax	—	—	—	—	702	702
Net income	—	—	—	5,914	—	5,914
Balances at March 31, 2019	62,463	$6	$333,706	$(6,994)	$(880)	$325,838
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	309	—	(620)	—	—	(620)
Stock-based compensation	—	—	8,024	—	—	8,024
Cumulative translation adjustment	—	—	—	—	1,193	1,193
Unrealized gain on investments, net of tax	—	—	—	—	212	212
Net loss	—	—	—	(3,219)	—	(3,219)
Balances at June 30, 2019	62,772	$6	$341,110	$(10,213)	$525	$331,428

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of ASC 606	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	934	1	4,972	—	—	4,973
Stock-based compensation	—	—	3,789	—	—	3,789
Equity-settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Unrealized loss on investments, net of tax	—	—	—	—	(167)	(167)
Net income	—	—	—	4,897	—	4,897
Balances at March 31, 2018	60,588	$6	$266,957	$(36,031)	$(527)	$230,405
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	263	—	1,802	—	—	1,802
Stock-based compensation	—	—	3,894	—	—	3,894
Equity component of convertible senior notes, net of issuance costs and tax	—	—	43,569	—	—	43,569
Purchase of capped calls	—	—	(14,545)	—	—	(14,545)
Cumulative translation adjustment	—	—	—	—	(62)	(62)
Unrealized gain on investments, net of tax	—	—	—	—	45	45
Net loss	—	—	—	(4,239)	—	(4,239)
Balances at June 30, 2018	60,851	$6	$301,677	$(40,270)	$(544)	$260,869

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net income	$2,695	$658
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,986	2,433
Non-cash operating lease cost	2,134	—
Stock-based compensation	13,359	7,683
Amortization of debt discount and issuance costs	5,513	1,261
Deferred income taxes	(18,040)	3,422
Recoveries of doubtful accounts	(47)	(81)
Change in fair value of contingent consideration	(75)	455
Loss on disposal of assets	—	9
Loss on remeasurement of intercompany loan	37	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	30,290	5,470
Deferred commissions	(2,066)	(3,471)
Prepaid expenses, other current assets, and other assets	(15,270)	(11,884)
Accounts payable	4,753	7,028
Accrued payroll and payroll related liabilities	(5,871)	(153)
Accrued expenses and other current liabilities	3,228	(4,932)
Deferred revenue	(12,957)	(1,713)
Other liabilities	(2,996)	188
Net cash provided by operating activities	6,673	6,373
Cash flows from investing activities:
Purchases of property and equipment	(3,550)	(3,505)
Cash paid in business acquisitions, net of cash acquired	(16,604)	(3,537)
Purchases of investments	(146,782)	(271,817)
Maturities of investments	167,040	39,374
Net cash provided by (used in) investing activities	104	(239,485)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	224,775
Purchase of capped calls	—	(19,113)
Proceeds from receipt of Section 16(b) disgorgement	4,918	—
Proceeds from exercise of stock options	13,227	6,824
Minimum tax withholding paid on behalf of employees for restricted stock units	(5,261)	(48)
Settlement of acquisition-related contingent consideration	(1,000)	—
Other financing payments	(305)	(415)
Net cash provided by financing activities	11,579	212,023
Effect of exchange rate changes on cash, cash equivalents and restricted cash	43	(56)
Net increase (decrease) in cash, cash equivalents and restricted cash	18,399	(21,145)
Cash, cash equivalents and restricted cash—beginning of period	90,961	119,916
Cash, cash equivalents and restricted cash—end of period	$109,360	$98,771
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$575	$—
Cash paid for income taxes	$829	$—
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$1,336	$956
Right-of-use assets obtained in exchange for new operating lease liabilities	$8,593	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$3,000	$1,200
Contingent consideration settled through issuance of common stock	$750	$656
Debt issuance costs recorded in accounts payable and accrued expenses and other current liabilities	$—	$529
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
We adopted Accounting Standards Codification, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018 on a modified retrospective basis during the fourth quarter of 2018 for our annual reporting period for the year ended December 31, 2018. As a result, the quarterly financial results for the three and six months ended June 30, 2018 have been recast to reflect the adoption of ASC 606.
The operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2018 other than, during the three months ended March 31, 2019, we adopted new accounting guidance related to leases. See Leases and Recently Adopted Accounting Pronouncements below and Note 9, Leases, for additional information.
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

Leases
Through December 31, 2018, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASC 842. See Recently Adopted Accounting Pronouncements below.
Under ASC 842, we determine if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities in our condensed consolidated balance sheets. Operating lease charges are recorded in operating expenses in our condensed consolidated statements of operations and comprehensive income (loss).
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
We adopted the new lease accounting standard effective January 1, 2019 using the optional transition method described in ASU 2018-11, Leases – Targeted Improvements, which was issued in July 2018. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on our condensed consolidated balance sheet on January 1, 2019 in the amount of $24.8 million without retrospective application to comparative periods. The adoption of ASC 842 did not have an impact on retained earnings on our condensed consolidated balance sheet as of January 1, 2019 and is not expected to have a material impact on our condensed consolidated statements of operations and comprehensive income (loss). We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. See Note 9, Leases, for additional details.
Recently Issued Accounting Pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we will be required to use a forward-looking expected credit loss model for accounts receivables and other commitments to extend credit. This pronouncement is effective for reporting periods beginning after December 15, 2019. We are evaluating the potential impact of this guidance on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. This guidance will be effective for us for annual reporting periods beginning after December 15, 2019 and for interim periods within those annual periods and can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. Early adoption is permitted. We are evaluating the potential impact of this guidance on our consolidated financial statements.
3. Revenues

Disaggregation of Revenue
The disaggregation of revenue by region, type of performance obligation, and timing of revenue recognition was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue by type region:
United States	$57,782	$36,157	$110,678	$71,439
International	24,261	15,345	47,385	30,392
Total	$82,043	$51,502	$158,063	$101,831

Revenue by type of performance obligation:
Subscription-based software license	$36,841	$21,484	$71,649	$43,959
PCS and services	45,202	30,018	86,414	57,872
Total	$82,043	$51,502	$158,063	$101,831

Cost of revenue by type of performance obligation:
Subscription-based software license	$1,073	$519	$1,848	$1,126
PCS and services	8,222	4,750	15,447	9,147
Total	$9,295	$5,269	$17,295	$10,273

Revenue attributable to the United Kingdom comprised 10.1% of total revenue for each of the three and six months ended June 30, 2018. Other than the United Kingdom during the three and six months ended June 30, 2018, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
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
As of June 30, 2019, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $13.1 million is included in prepaid expenses and other current assets and $25.5 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2018, we had contract assets of $11.2 million included in prepaid expenses and other current assets and $16.5 million included in other assets on our condensed consolidated balance sheet. There were no impairments of contract assets during the three and six months ended June 30, 2019.

During the six months ended June 30, 2019, we recognized $58.0 million of revenue related to amounts that were included in deferred revenue as of January 1, 2019.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred contract costs during the six months ended June 30, 2019 is presented below (in thousands):

Balances at December 31, 2018	$22,391
Additional contract costs deferred	13,440
Amortization of deferred contract costs	(11,612)
Balances at June 30, 2019	$24,219

As of June 30, 2019, $11.3 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the six months ended June 30, 2019. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2019 as these costs were not material.
Remaining Performance Obligations
As of June 30, 2019, we had an aggregate transaction price of $238.8 million, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $181.3 million as revenue through the period ending December 31, 2020, with the remaining amount recognized thereafter.
4. Business Combinations
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date, which is included in other liabilities on our condensed consolidated balance sheets as of June 30, 2019. We incurred $1.2 million of acquisition-related costs, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2019.
In connection with the acquisition, we entered into employment agreements with certain employees from ClearStory Data, which include up to $6.0 million in aggregate cash payments based on the achievement of certain milestones over a period of 24 months. As the consideration is subject to the continued employment of the employees, it was excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The condensed consolidated financial statements include the results of operations of ClearStory Data commencing as of the acquisition date. The purchase consideration for the acquisition of $19.6 million consisted of $10.7 million in completed technology, $9.5 million of goodwill, which is tax deductible, and $0.6 million of net liabilities assumed. The values assigned to the assets and liabilities assumed are based on preliminary estimates of fair value as of the date of this Quarterly Report on Form 10-Q and may be adjusted during the measurement period of up to 12 months from the date of acquisition as further information becomes available.
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from the acquisition is primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation.

We determined the fair value of the developed technology acquired using the replacement cost method which uses estimated costs to recreate the technology. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures. Key inputs utilized in the models include a discount rate of 20% and estimated costs to recreate the technology. Based on the valuation model, we determined the fair value of the developed technology to be $10.7 million with an amortization period of 4.0 years.
Pro forma information and revenue and operating results of ClearStory Data have not been presented as the impact is not material to our condensed consolidated financial statements.
5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2019 and December 31, 2018 (in thousands):

	As of June 30, 2019
	Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$73,150	$—	$73,150	$73,150	$—	$—
Level 1:
Money market funds	25,382	—	25,382	25,382	—	—
Subtotal	$25,382	$—	$25,382	$25,382	$—	$—
Level 2:
Commercial paper	51,836	—	51,836	9,472	42,364	—
Certificates of deposit	—	—	—	—	—	—
U.S. Treasury and agency bonds	185,928	350	186,278	—	145,087	41,191
Corporate bonds	89,557	599	90,156	—	37,201	52,955
Subtotal	$327,321	$949	$328,270	$9,472	$224,652	$94,146
Level 3:	—	—	—	—	—	—
Total	$425,853	$949	$426,802	$108,004	$224,652	$94,146

	As of December 31, 2018
	Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$78,194	$—	$78,194	$78,194	$—	$—
Level 1:
Money market funds	11,780	—	11,780	11,780	—	—
Subtotal	$11,780	$—	$11,780	$11,780	$—	$—
Level 2:
Commercial paper	1,313	—	1,313	—	1,313	—
Certificates of deposit	6,101	—	6,101	—	5,351	750
U.S. Treasury and agency bonds	220,136	(139)	219,997	—	158,204	61,793
Corporate bonds	108,968	(110)	108,858	—	74,850	34,008
Subtotal	$336,518	$(249)	$336,269	$—	$239,718	$96,551
Level 3:	—	—	—	—	—	—
Total	$426,492	$(249)	$426,243	$89,974	$239,718	$96,551

There were no transfers between Level 1, Level 2, or Level 3 securities during the six months ended June 30, 2019. Gross unrealized losses of less than $0.1 million as of June 30, 2019 were due to changes in market rates and are temporary in nature.

All long-term investments had maturities of between one and two years in duration as of June 30, 2019. Cash and cash equivalents, restricted cash, and investments as of June 30, 2019 and December 31, 2018 held domestically were approximately $413.0 million and $417.9 million, respectively.
Contingent Consideration. The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Beginning balance	$393	$1,812	$2,143	$975
Obligations assumed	—	—	—	1,200
Change in fair value	(75)	162	(75)	455
Settlements	—	—	(1,750)	(656)
Ending balance	$318	$1,974	$318	$1,974

Upon the achievement of certain milestones in connection with our acquisition of Semanta, s.r.o., or Semanta, we released 11,250 shares of Class A common stock with a fair value of $0.8 million to the former shareholders of Semanta in the six months ended June 30, 2019. In addition, upon completion of the indemnification period in the six months ended June 30, 2019, we released 10,205 shares of Class A common stock to the former shareholders of Semanta that had previously been earned, but were held back in accordance with the terms of the acquisition agreement. We also paid $1.0 million to the former shareholder of Alteryx ANZ Pty Limited upon the achievement of certain milestones during the six months ended June 30, 2019.
Instruments Not Recorded at Fair Value on a Recurring Basis. As of June 30, 2019, the fair value of our convertible senior notes was $583.9 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2019 was as follows (in thousands):

Goodwill as of December 31, 2018	$9,494
Goodwill recorded in connection with acquisition	9,548
Effects of foreign currency translation	(38)
Goodwill as of June 30, 2019	$19,004

Intangible assets consisted of the following (in thousands, except years):

	As of June 30, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,506	$(295)	$1,211
Completed technology	4.8	19,880	(4,564)	15,316
		$21,386	$(4,859)	$16,527
	As of December 31, 2018
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	6.9	$1,554	$(221)	$1,333
Completed technology	5.7	9,180	(3,022)	6,158
		$10,734	$(3,243)	$7,491

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$1,096	$451	$1,542	$897
Sales and marketing	56	66	115	97
Total	$1,152	$517	$1,657	$994

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2019 (in thousands):

Remainder of 2019	$2,368
2020	4,399
2021	4,181
2022	3,635
2023	1,283
Thereafter	661
Total amortization expense	$16,527

7. Convertible Senior Notes
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
The convertible senior notes are our senior, unsecured obligations, and interest of 0.50% per year is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. The convertible senior notes will mature on June 1, 2023, unless repurchased or converted in accordance with their terms prior to such date. Prior to the close of business on the business day immediately preceding March 1, 2023, the convertible senior notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The convertible senior notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of convertible senior notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The conversion rate is subject to customary adjustments for certain events as described in the indenture between us and U.S. Bank National Association, as trustee, or the Indenture. Upon conversion, the convertible senior notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the convertible senior notes with cash. As of June 30, 2019, the if-converted value of the convertible senior notes exceeded its principal amount by $336.1 million.
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
For at least 20 trading days during the period of 30 consecutive trading days ending June 28, 2019, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the convertible senior notes on each applicable trading day. As a result, the convertible senior notes are convertible at the option of the holders during the quarter ending September 30, 2019 and were classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2019. As of the date of this filing, none of the holders of the convertible senior notes have submitted requests for conversion.
The convertible senior notes consisted of the following (in thousands):

	As of June 30, 2019	As of December 31, 2018
Liability:
Principal	$230,000	$230,000
Less: debt discount and issuance costs, net of amortization	(50,840)	(56,353)
Net carrying amount	$179,160	$173,647

Equity, net of issuance costs	$57,251	$57,251

The following table sets forth interest expense recognized related to the convertible senior notes (in thousands, except effective interest rate):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Contractual interest expense	$288	$137	$575	$137
Amortization of debt issuance costs and discount	2,814	1,261	5,513	1,261
Total	$3,102	$1,398	$6,088	$1,398
Effective interest rate of the liability component	7.00%	7.00%	7.00%	7.00%

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
We elected to integrate the capped call options with the convertible senior notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19.1 million gross cost of the purchased capped calls will be deductible for income tax purposes as original discount interest over the term of the convertible senior notes. We recorded a deferred tax asset of $4.6 million, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
8. Equity Awards
Stock Options
Stock option activity during the six months ended June 30, 2019 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,049	$12.48
Granted	297	70.33
Exercised	(977)	11.48
Canceled/forfeited	(254)	18.07
Options outstanding at June 30, 2019	3,115	$17.85

As of June 30, 2019, there was $16.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.
Restricted Stock Units
Restricted stock unit, or RSU, activity during the six months ended June 30, 2019 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2018	1,215	$31.93
Granted	600	75.75
Vested	(223)	33.02
Canceled/forfeited	(138)	33.46
RSUs outstanding at June 30, 2019	1,454	$49.69

As of June 30, 2019, total unrecognized compensation expense related to unvested RSUs was approximately $62.7 million, which is expected to be recognized over a weighted-average period of 2.7 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cost of revenue	$410	$206	$717	$345
Research and development	1,516	721	2,355	1,954
Sales and marketing	3,152	1,613	5,351	2,770
General and administrative	2,946	1,354	4,936	2,614
Total	$8,024	$3,894	$13,359	$7,683

9. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, New York, Texas and Virginia in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	As of June 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$31,575

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$4,820
Operating lease liabilities (noncurrent)	Operating lease liabilities	28,411
Total lease liabilities		$33,231

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease cost	$1,596	$3,018
Short-term lease cost	470	714
Variable lease cost	432	783
Total lease cost	$2,498	$4,515

Supplemental Information
The table below presents supplemental information related to operating leases during the six months ended June 30, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$2,749
Weighted-average remaining lease term	6.6 years
Weighted-average discount rate	6.41%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2019 (in thousands):

Remainder of 2019	$3,303
2020	6,988
2021	6,426
2022	5,945
2023	4,801
2024	4,906
Thereafter	9,074
Total minimum lease payments	41,443
Less imputed interest	(8,212)
Present value of future minimum lease payments	33,231
Less current obligations under leases	(4,820)
Long-term lease obligations	$28,411

Disclosures Related to Periods Prior to Adoption of New Lease Standard
Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2018, were as follows (in thousands):

2019	$6,389
2020	6,781
2021	6,326
2022	6,276
2023	5,163
Thereafter	9,427
Total minimum lease payments	$40,362

10. Contingencies
Indemnification
As of June 30, 2019 and December 31, 2018, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

11. Income Taxes
The following table presents details of the benefit of income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Benefit of income taxes	$(7,320)	$(1,418)	$(17,793)	$(2,864)
Effective tax rate	(69.5)%	(25.1)%	(117.9)%	(129.8)%

We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the six months ended June 30, 2019 was primarily attributable to discrete tax benefits of $14.1 million related to excess tax deductions from settled stock options and RSUs.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
12. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$(3,219)	$(4,239)	$2,695	$658
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	62,613	60,685	62,271	60,372
Effect of dilutive securities:
Convertible senior notes	—	—	2,333	—
Contingently issuable shares	—	—	6	27
Employee stock awards	—	—	3,384	3,263
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	62,613	60,685	67,994	63,662
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.05)	$(0.07)	$0.04	$0.01

The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Options to purchase common stock	3,294	4,917	197	749
Unvested restricted stock units	1,457	1,160	52	231
Contingently issuable shares	—	10	—	—
Convertible senior notes	5,188	2,509	—	1,261
Total shares excluded from net loss per share	9,939	8,596	249	2,241

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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2019, we had over 5,000 customers in more than 80 countries, including over 650 of the Global 2000 companies.
We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize a portion of the revenue from customers upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion ratably over the subscription term. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and six months ended June 30, 2019 and 2018. We also generate revenue from professional services, including training and consulting services.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2018	2018	2018	2018	2019	2019
Customers	3,673	3,940	4,315	4,696	4,973	5,278

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

The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2018	2018	2018	2018	2019	2019
Dollar-based net expansion rate	129%	129%	131%	132%	134%	133%
Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$82,043	$51,502	$158,063	$101,831
Cost of revenue(1)(2)	9,295	5,269	17,295	10,273
Gross profit	72,748	46,233	140,768	91,558
Operating expenses:
Research and development(1)	16,381	10,181	30,453	20,949
Sales and marketing(1)(2)	48,185	27,539	86,635	49,618
General and administrative(1)	16,470	11,938	36,370	21,733
Total operating expenses	81,036	49,658	153,458	92,300
Loss from operations	(8,288)	(3,425)	(12,690)	(742)
Interest expense	(3,098)	(1,398)	(6,084)	(1,400)
Other income (expense), net	847	(834)	3,676	(64)
Loss before benefit of income taxes	(10,539)	(5,657)	(15,098)	(2,206)
Benefit of income taxes	(7,320)	(1,418)	(17,793)	(2,864)
Net income (loss)	$(3,219)	$(4,239)	$2,695	$658

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$410	$206	$717	$345
Research and development	1,516	721	2,355	1,954
Sales and marketing	3,152	1,613	5,351	2,770
General and administrative	2,946	1,354	4,936	2,614
Total	$8,024	$3,894	$13,359	$7,683

(2) Amounts include amortization of intangible assets as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,096	$451	$1,542	$897
Sales and marketing	56	66	115	97
Total	$1,152	$517	$1,657	$994

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	11.3	10.2	10.9	10.1
Gross profit	88.7	89.8	89.1	89.9
Operating expenses:
Research and development	20.0	19.8	19.3	20.6
Sales and marketing	58.7	53.5	54.8	48.7
General and administrative	20.1	23.2	23.0	21.3
Total operating expenses	98.8	96.5	97.1	90.6
Loss from operations	(10.1)	(6.7)	(8.0)	(0.7)
Interest expense	(3.8)	(2.7)	(3.8)	(1.4)
Other income (expense), net	1.0	(1.6)	2.3	(0.1)
Loss before benefit of income taxes	(12.9)	(11.0)	(9.5)	(2.2)
Benefit of income taxes	(8.9)	(2.8)	(11.3)	(2.8)
Net income (loss)	(4.0)%	(8.2)%	1.8%	0.6%
Comparison of the Three and Six Months Ended June 30, 2019 and 2018
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Revenue	$82,043	$51,502	$30,541	59.3%	$158,063	$101,831	$56,232	55.2%

The increase in our revenue for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. In addition, the increase in revenue is due to our continued expansion in international markets.
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Cost of revenue	$9,295	$5,269	$4,026	76.4%	$17,295	$10,273	$7,022	68.4%
% of revenue	11.3%	10.2%			10.9%	10.1%
Gross margin	88.7%	89.8%			89.1%	89.9%

The increase in cost of revenue for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.3 million due to an increase in headcount, an increase in royalty costs of $1.0 million, an increase in amortization of intangible assets of $0.6 million due to our acquisition of ClearStory Data, and an increase in consulting and outsourced labor of $0.5 million due to the increased utilization of third-party contractors.
The increase in cost of revenue for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $2.5 million due to an increase in headcount, an increase in royalty costs of $2.0 million, an increase in amortization of intangible assets of $0.6 million due to our acquisition of ClearStory Data, and an increase in consulting and outsourced labor of $1.0 million due to the increased utilization of third-party contractors.
As of June 30, 2019, we had 88 cost of revenue personnel as compared to 61 as of June 30, 2018.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Research and development	$16,381	$10,181	$6,200	60.9%	$30,453	$20,949	$9,504	45.4%
% of revenue	20.0%	19.8%			19.3%	20.6%
The increase in research and development expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $5.7 million due to an increase in headcount partly attributable to the acquisition of ClearStory Data.
The increase in research and development expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $8.2 million due to an increase in headcount partly attributable to the acquisition of ClearStory Data, and an increase in consulting and outsourced labor of $0.7 million to assist in certain development projects.
As of June 30, 2019, we had 263 research and development personnel as compared to 169 as of June 30, 2018.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Sales and marketing	$48,185	$27,539	$20,646	75.0%	$86,635	$49,618	$37,017	74.6%
% of revenue	58.7%	53.5%			54.8%	48.7%

The increase in sales and marketing expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $13.4 million due to an increase in headcount, an increase of $4.4 million in marketing programs, including costs associated with our Inspire user conference in the U.S., and an increase in consulting and professional fees of $1.3 million.
The increase in sales and marketing expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $26.5 million due to an increase in headcount, an increase of $6.0 million in marketing programs, including costs associated with our Inspire user conference in the U.S. and the Asia Pacific region, and an increase in consulting and professional fees of $2.2 million.
As of June 30, 2019, we had 546 sales and marketing personnel as compared to 334 as of June 30, 2018.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
General and administrative	$16,470	$11,938	$4,532	38.0%	$36,370	$21,733	$14,637	67.3%
% of revenue	20.1%	23.2%			23.0%	21.3%
The increase in general and administrative expense for the three months ended June 30, 2019 as compared to the three months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $5.5 million due to an increase in headcount, offset in part by a decrease in consulting and professional fees of $1.3 million due to a reimbursement received during the three months ended June 30, 2019 for costs incurred during the three months ended March 31, 2019.
The increase in general and administrative expense for the six months ended June 30, 2019 as compared to the six months ended June 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $10.1 million due to an increase in headcount and an increase of $4.1 million in consulting and professional fees related to infrastructure expansion projects and processes, including the implementation of certain accounting standards.
As of June 30, 2019, we had 179 general and administrative personnel as compared to 110 as of June 30, 2018.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Interest expense	$(3,098)	$(1,398)	$(1,700)	122%	$(6,084)	$(1,400)	$(4,684)	335%
Interest expense is primarily attributable to our convertible senior notes issued during the three months ended June 30, 2018. The increase in interest expense is due to the timing of the issuance of the convertible senior notes in May and June 2018, resulting in lower interest expense in the three and six months ended June 30, 2018 as compared to the three and six months ended June 30, 2019.

Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$847	$(834)	$1,681	*	$3,676	$(64)	$3,740	*

*	Not meaningful
Other income (expense), net consists primarily of gains and losses on foreign currency transactions and interest income from our available-for-sale investments. The increase in other income, net for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily attributable to an increase in interest income due to an increase in balances of available-for-sale securities.
Benefit of Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Benefit of income taxes	$(7,320)	$(1,418)	$(5,902)	*	$(17,793)	$(2,864)	$(14,929)	*

*	Not meaningful
The change in the benefit of income taxes for the three and six months ended June 30, 2019 as compared to the three and six months ended June 30, 2018 was primarily due to discrete tax benefits of $4.6 million and $14.1 million related to excess tax deductions from settled stock options and RSUs during the three and six months ended June 30, 2019, respectively.
Liquidity and Capital Resources
We had $426.8 million and $426.2 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of June 30, 2019 and December 31, 2018, respectively.
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

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$6,673	$6,373
Net cash provided by (used in) investing activities	104	(239,485)
Net cash provided by financing activities	11,579	212,023
Operating Activities
Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2019. Net cash provided by operating activities primarily reflected net income of $2.7 million and net non-cash activity of $4.9 million, offset in part by a change in operating assets and liabilities of $0.9 million.
Net cash provided by operating activities was $6.4 million for the six months ended June 30, 2018. Net cash provided by operating activities primarily reflected net income of $0.7 million and net non-cash activity of $15.2 million, offset in part by a change in operating assets and liabilities of $9.5 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter has historically been the strongest for cash collections and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable balances decreased during the six months ended June 30, 2019 and 2018, which was offset by a decrease in deferred revenue, an increase in contract assets, and a decrease in accrued payroll and payroll-related liabilities. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual incentive bonuses in the first quarter and payments related to our annual Inspire user conference in the U.S. during the second quarter.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2019 was $0.1 million, consisting primarily of $20.3 million of net maturities and sales of investments, offset in part by $16.6 million in net cash paid in connection with our acquisition of ClearStory Data.
Net cash used in investing activities for the six months ended June 30, 2018 was $239.5 million, consisting primarily of $232.4 million of net purchases of investments.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2019 was $11.6 million, consisting primarily of proceeds from stock option exercises of $13.2 million and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This was offset in part by the minimum tax withholding paid on behalf of employees for RSUs of $5.3 million.
Net cash provided by financing activities for the six months ended June 30, 2018 was $212.0 million, consisting primarily of proceeds from the issuance of our convertible senior notes, net of issuance costs, of $224.8 million and proceeds from stock option exercises of $6.8 million, offset in part by the purchase of capped calls of $19.1 million related to our convertible senior notes.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSUs will likely increase.

Contractual Obligations and Commitments
As a result of the continued growth of our business and an increase in headcount, we have entered into additional contractual obligations related to our leased facilities during the six months ended June 30, 2019. There were no other material changes in our contractual obligations and commitments during the six months ended June 30, 2019 from the contractual obligations and commitments disclosed in the Annual Report. See Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound and Euro. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies where our operations are located. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries, including as a result of intercompany loans denominated in non-functional currencies. Decreases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged. Our U.S. dollar denominated inflows have covered our U.S. dollar denominated expenses and our foreign currency denominated inflows have covered our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $426.8 million as of June 30, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2019 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2019 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 674 employees as of June 30, 2018 to 1,076 employees as of June 30, 2019. We have also established and expanded our operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we license our platform to customers in more than 80 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Further, due to our recent rapid growth, we have limited experience operating at our current scale and potentially at a larger scale, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow and our business would by adversely impacted.

Our revenue growth and ability to sustain profitability depends on being able to expand our skilled talent base and increase their productivity, particularly with respect to our direct sales force and software engineers.
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for experienced sales personnel. We may not be successful in, and from time to time have experienced difficulty in, recruiting, training and retaining qualified personnel.
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
Further, to date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and sustain profitability, we must, and we intend to, increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization changes may result in a temporary reduction of productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.
We have a history of losses, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Prior to the year ended December 31, 2018, we incurred net losses in each fiscal year since our inception. Although we experienced net income in the year ended December 31, 2018 and the three months ended March 31, 2019, we experienced a net loss in the three months ended June 30, 2019 and we expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than us. We expect competition to increase as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner is important to achieving widespread acceptance of our platform and is an important element in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees or partners, or others associated with these parties, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
We also cannot be certain that we will be able to maintain successful relationships with any channel partners and, to the extent that our channel partners are unsuccessful in selling our platform, our ability to sell our platform and our business, operating results, and financial condition could be adversely affected. Our channel partners may offer customers the products and services of several different companies, including products and services that compete with our platform. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our platform. Moreover, divergence in strategy by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our platform. We cannot assure you that our channel partners will continue to cooperate with us. In addition, actions taken or omitted to be taken by such parties may adversely affect us. Further, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our platform and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of licenses sold through to our customers. If our channel partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected.

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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017, and we are continuing to evaluate its impact as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt some or all of the proposals to counteract the effects of the use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment,” and changes how profits would be attributed to the permanent establishment. Another proposal calls for ensuring transfer pricing outcomes are commensurate with value creation, adopting the view the current rules facilitate the transfer of risks, capital, and income away from countries where economic activity takes place. We expect many countries to incorporate the BEPS proposals into their laws. Several countries have changed or proposed changes that incorporate some or all of the proposals.
Some of these proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate. It is unclear whether the United States and other countries will enact into law the above or similar proposals and to what extent any enacted proposal would affect the amount of taxes we incur in those jurisdictions.
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
In addition, effective January 1, 2019, we adopted ASC 842, a new lease accounting standard that requires lessees to record the assets and liabilities arising from all leases in the statement of financial position. This update also introduced new disclosure requirements for leasing arrangements. While the adoption of this new standard did not have an impact on retained earnings on our condensed consolidated balance sheet as of January 1, 2019, and is not expected to have a material impact on our condensed consolidated statements of operations and comprehensive income (loss), other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our condensed consolidated financial statements. Any difficulties in implementing these pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.
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
Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.
Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
As a result of customer purchasing patterns, our quarterly sales cycles are generally more heavily weighted toward the end of each quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy and adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close.
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
In addition, we have experienced increased sales and marketing expenses associated with our annual company kickoff and our annual U.S., European and Asia Pacific Inspire user conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
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
As part of our business, we process, store, and transmit our customers’ information and data as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. Such a breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
Any actual or perceived security breach or compromise or failure of our or our third-party partners’ systems, networks, data or confidential information, could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationship with us, subjecting us to costly notification and remediation requirements, or harming our brand. For example, in 2018, we were subject to lawsuits filed against us related to potential access to a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. While these lawsuits were ultimately resolved in 2018, future litigation or similar proceedings could be resolved less favorably and adversely affect our business or operations. We maintain cyber liability insurance policies covering certain security and privacy damages. However, we cannot be certain that our coverage will be adequate for liabilities actually incurred or that insurance will continue to be available to us on economically reasonable terms, or at all. Risks related to cybersecurity will increase as we continue to grow the scale and functionality of our platform and process, store, and transmit increasingly large amounts of our customers’ information and data, which may include proprietary or confidential data or personal data.
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
Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including security obligations, indemnification obligations and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.
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
Our agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty, and other claims. However, these provisions do not eliminate our exposure to these claims. In addition, it is possible that these provisions may not be effective under the laws of certain domestic or international jurisdictions and we may be exposed to product liability, warranty, and other claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition.
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
A significant portion of our critical business operations are concentrated in the United States. For instance, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility has experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
Interruptions or performance problems with either our technology and infrastructure or our data center hosting facility could, among other things:

•	result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems;

•	severely affect our ability to conduct normal business operations;

•	result in a material weakness in our internal control over financial reporting;

•	cause our customers to terminate their subscriptions;

•	result in our issuing credits or paying penalties or fines;

•	harm our brand and reputation;

•	adversely affect our renewal rates or our ability to attract new customers; or

•	cause our platform to be perceived as unreliable or unsecure.
Any of the above could adversely affect our business operations and financial condition.
Future acquisitions of, or investments in, other companies, products, or technologies could require significant management attention, disrupt our business, dilute stockholder value, and adversely affect our operating results.
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired ClearStory Data Inc. in April 2019 to add talented developers and compelling technology to our organization. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Components of our business, including our platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee personal data that we store through our platform, networks, and other systems, including personal data, is increasing. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve. Various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the European Union adopted a new law regarding data practices called the General Data Protection Regulation, or GDPR, which became effective in May 2018, and supersedes previous EU data protection legislation. The GDPR imposes stringent EU data protection requirements, which could increase the risk of non-compliance and the costs of providing our products and services in a compliant matter. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or 4% of total worldwide annual turnover. In addition, the California Consumer Privacy Act, or CCPA, a California privacy law that takes effect in 2020, gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
We are subject to complex tax laws and regulations in the United States and a variety of foreign jurisdictions. All of these jurisdictions have in the past and may in the future make changes to their corporate income tax rates and other income tax laws which could increase our future income tax provision. For example, the Tax Cuts and Jobs Act of 2017, or the Tax Act, enacted broad and complex changes to the U.S. tax code, some of which are unfavorable and apply to us, including but not limited to: (i) imposition of income tax on global intangible low-taxed income, or GILTI; (ii) repeal of the deduction for domestic production activity; (iii) limiting the deductibility of certain executive compensation; and (iv) limiting the use of foreign tax credits to reduce U.S. income tax liability.
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
Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of net operating loss, or NOL, carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although an ownership change we experienced in the past had not prevented us from using all NOLs and tax credits accumulated before the ownership change, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.
Economic uncertainty or downturns, particularly as it impacts particular industries, could adversely affect our business and operating results.
Over the last decade, the United States and other significant markets have experienced cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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
As a result of meeting certain conditional conversion criteria during the six months ended June 30, 2019, the convertible senior notes are currently convertible at the option of the holders during the quarter ending September 30, 2019. During this time, and in the event the conditional conversion feature of the convertible senior notes is triggered in future quarters, holders of the convertible senior notes are and will be entitled to convert their convertible senior notes at any time during specified periods at their option. If one or more holders elect to convert their convertible senior notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of convertible senior notes do not elect to convert their convertible senior notes, we have classified the convertible senior notes as current liabilities on the condensed consolidated balance sheet as of June 30, 2019, and we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the convertible senior notes as a current rather than long-term liability in the future, which would result in a material reduction of our net working capital.
Our stockholders may experience dilution upon the conversion of the convertible senior notes if we elect to satisfy our conversion obligation by delivering shares of our Class A common stock.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $109.98 through June 30, 2019. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 62.8 million shares of our Class A and Class B common stock outstanding as of June 30, 2019. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
In addition, we have filed a registration statement to register shares reserved for future issuance under our equity compensation plans. Subject to the satisfaction of vesting conditions, the shares issued upon exercise of outstanding stock options or settlement of outstanding RSUs will be available for immediate resale in the United States in the open market.
We may also issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	XBRL Taxonomy Extension Schema Document.					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 is formatted in iXBRL.					X

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
Date: August 1, 2019