Form 10-Q
period 2019-09-30
Alteryx, Inc.
filed 2019-11-01
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
On October 24, 2019, there were 51,819,830 shares of the registrant’s Class A common stock outstanding and 13,256,299 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2019

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

•	expansion of our international operations and the impact on foreign tax expense;

•	the timing and method of settlement of any series of our convertible senior notes;

•	the global opportunity for our self-service data analytics solutions;

•	our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;

•	expansion of and within our customer base;

•	continued investments in research and development;

•	competitors and competition in our markets;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	remediation of any material weakness in our internal controls;

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$103,397	$62,589	$261,460	$164,420
Cost of revenue	9,645	5,810	26,940	16,083
Gross profit	93,752	56,779	234,520	148,337
Operating expenses:
Research and development	17,755	10,531	48,208	31,480
Sales and marketing	43,779	24,934	130,414	74,552
General and administrative	20,282	11,920	56,652	33,653
Total operating expenses	81,816	47,385	235,274	139,685
Income (loss) from operations	11,936	9,394	(754)	8,652
Interest expense	(6,477)	(2,971)	(12,561)	(4,371)
Other income, net	145	1,755	3,821	1,691
Loss on induced conversion and debt extinguishment	(20,507)	—	(20,507)	—
Income (loss) before benefit of income taxes	(14,903)	8,178	(30,001)	5,972
Benefit of income taxes	(8,663)	(2,643)	(26,456)	(5,507)
Net income (loss)	$(6,240)	$10,821	$(3,545)	$11,479
Net income (loss) per share attributable to common stockholders, basic	$(0.10)	$0.18	$(0.06)	$0.19
Net income (loss) per share attributable to common stockholders, diluted	$(0.10)	$0.17	$(0.06)	$0.18
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	63,966	61,103	62,842	60,618
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	63,966	65,559	62,842	64,301
Other comprehensive income (loss), net of tax:
Net unrealized holding income (loss) on investments, net of tax	(2)	(70)	912	(192)
Foreign currency translation adjustments	(133)	15	49	(53)
Other comprehensive income (loss), net of tax	(135)	(55)	961	(245)
Total comprehensive income (loss)	$(6,375)	$10,766	$(2,584)	$11,234
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$642,450	$89,974
Short-term investments	231,976	239,718
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $2,465 and $2,297 as of September 30, 2019 and December 31, 2018, respectively	67,704	94,922
Prepaid expenses and other current assets	53,361	37,199
Total current assets	995,491	461,813
Property and equipment, net	15,229	11,729
Operating lease right-of-use assets	34,325	—
Long-term investments	112,060	96,551
Goodwill	18,836	9,494
Intangible assets, net	15,282	7,491
Other assets	48,086	31,089
Total assets	$1,239,309	$618,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,200	$5,028
Accrued payroll and payroll related liabilities	26,460	24,659
Accrued expenses and other current liabilities	19,495	10,878
Deferred revenue	66,561	84,015
Convertible senior notes, net	67,079	—
Total current liabilities	190,795	124,580
Convertible senior notes, net	623,720	173,647
Deferred revenue	2,026	2,130
Operating lease liabilities	30,307	—
Other liabilities	4,183	4,345
Deferred income tax, net	1,543	11,647
Total liabilities	852,574	316,349
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 51,791 and 37,832 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively; 500,000 Class B shares authorized, 13,256 and 23,748 shares issued and outstanding as of September 30, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	402,791	315,291
Accumulated deficit	(16,453)	(12,908)
Accumulated other comprehensive income (loss)	390	(571)
Total stockholders’ equity	386,735	301,818
Total liabilities and stockholders’ equity	$1,239,309	$618,167
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2018	61,579	$6	$315,291	$(12,908)	$(571)	$301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	863	—	8,587	—	—	8,587
Stock-based compensation	—	—	5,335	—	—	5,335
Equity-settled contingent consideration	21	—	750	—	—	750
Cumulative translation adjustment	—	—	—	—	(1,011)	(1,011)
Unrealized gain on investments, net of tax	—	—	—	—	702	702
Net income	—	—	—	5,914	—	5,914
Balances at March 31, 2019	62,463	$6	$333,706	$(6,994)	$(880)	$325,838
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	309	—	(620)	—	—	(620)
Stock-based compensation	—	—	8,024	—	—	8,024
Cumulative translation adjustment	—	—	—	—	1,193	1,193
Unrealized gain on investments, net of tax	—	—	—	—	212	212
Net loss	—	—	—	(3,219)	—	(3,219)
Balances at June 30, 2019	62,772	$6	$341,110	$(10,213)	$525	$331,428
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	370	—	3,703	—	—	3,703
Induced conversion on 2023 convertible senior notes, net of capped calls extinguished and tax	1,905	1	(7,905)	—	—	(7,904)
Stock-based compensation	—	—	8,836	—	—	8,836
Equity component of 2024 & 2026 convertible senior notes, net of issuance costs and tax	—	—	122,822	—	—	122,822
Purchase of capped calls, net of tax	—	—	(65,775)	—	—	(65,775)
Cumulative translation adjustment	—	—	—	—	(133)	(133)
Unrealized loss on investments, net of tax	—	—	—	—	(2)	(2)
Net loss	—	—	—	(6,240)	—	(6,240)
Balances at September 30, 2019	65,047	$7	$402,791	$(16,453)	$390	$386,735

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of ASC 606	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	934	1	4,972	—	—	4,973
Stock-based compensation	—	—	3,789	—	—	3,789
Equity-settled contingent consideration	19	—	656	—	—	656
Cumulative translation adjustment	—	—	—	—	(6)	(6)
Unrealized loss on investments, net of tax	—	—	—	—	(167)	(167)
Net income	—	—	—	4,897	—	4,897
Balances at March 31, 2018	60,588	$6	$266,957	$(36,031)	$(527)	$230,405
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	263	—	1,802	—	—	1,802
Stock-based compensation	—	—	3,894	—	—	3,894
Equity component of 2023 convertible senior notes, net of issuance costs and tax	—	—	43,569	—	—	43,569
Purchase of capped calls, net of tax	—	—	(14,545)	—	—	(14,545)
Cumulative translation adjustment	—	—	—	—	(62)	(62)
Unrealized gain on investments, net of tax	—	—	—	—	45	45
Net loss	—	—	—	(4,239)	—	(4,239)
Balances at June 30, 2018	60,851	$6	$301,677	$(40,270)	$(544)	$260,869
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	522	—	5,574	—	—	5,574
Stock-based compensation	—	—	4,382	—	—	4,382
Cumulative translation adjustment	—	—	—	—	15	15
Unrealized loss on investments, net of tax	—	—	—	—	(70)	(70)
Net income	—	—	—	10,821	—	10,821
Balances at September 30, 2018	61,373	$6	$311,633	$(29,449)	$(599)	$281,591
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net income (loss)	$(3,545)	$11,479
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	3,328	3,087
Non-cash operating lease cost	3,538	—
Stock-based compensation	22,195	12,065
Amortization of debt discount and issuance costs	10,949	3,933
Deferred income taxes	(27,267)	1,552
Loss on induced conversion and debt extinguishment	20,507	—
Other non-cash operating activities, net	1,143	478
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	26,698	(1,303)
Deferred commissions	(4,882)	(6,114)
Prepaid expenses, other current assets, and other assets	(28,949)	(18,875)
Accounts payable	5,165	5,987
Accrued payroll and payroll related liabilities	1,703	1,697
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	441	(3,350)
Deferred revenue	(17,538)	1,029
Net cash provided by operating activities	13,486	11,665
Cash flows from investing activities:
Purchases of property and equipment	(6,160)	(5,929)
Cash paid in business acquisitions, net of cash acquired	(16,604)	(3,537)
Purchases of investments	(235,973)	(342,851)
Maturities of investments	231,794	88,919
Net cash used in investing activities	(26,943)	(263,398)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	783,946	224,708
Principal payments on 2023 convertible senior notes	(145,241)	—
Purchase of capped calls	(87,360)	(19,113)
Proceeds from receipt of Section 16(b) disgorgement	4,918	—
Proceeds from exercise of stock options	18,065	12,496
Minimum tax withholding paid on behalf of employees for restricted stock units	(6,395)	(149)
Other financing activity	(1,305)	(495)
Net cash provided by financing activities	566,628	217,447
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(323)	(106)
Net increase (decrease) in cash, cash equivalents and restricted cash	552,848	(34,392)
Cash, cash equivalents and restricted cash—beginning of period	90,961	119,916
Cash, cash equivalents and restricted cash—end of period	$643,809	$85,524
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$718	$—
Cash paid for income taxes	$1,280	$1,759
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$1,097	$614
Right-of-use assets obtained in exchange for new operating lease liabilities	$12,909	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$3,000	$1,200
Contingent consideration settled through issuance of common stock	$750	$656
Debt issuance costs recorded in accounts payable and accrued expenses and other current liabilities	$657	$462
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
We adopted Accounting Standards Codification, Revenue from Contracts with Customers, or ASC 606, effective January 1, 2018 on a modified retrospective basis during the fourth quarter of 2018 for our annual reporting period for the year ended December 31, 2018. As a result, the quarterly financial results for the three and nine months ended September 30, 2018 have been recast to reflect the adoption of ASC 606.
The operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results expected for the full year ending December 31, 2019.
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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. This guidance will be effective for us for annual reporting periods beginning after December 15, 2019 and for interim periods within those annual periods and can be applied either retrospectively or prospectively to all implementation costs after the date of adoption. Early adoption is permitted. We currently plan to adopt this new accounting standard prospectively. As a result of the adoption, we will be required to capitalize additional costs related to the implementation of cloud computing arrangements that we have historically expensed as incurred.
3. Revenue

Disaggregation of Revenue
The disaggregation of revenue by region, revenue by type of performance obligation and cost of revenue by type of performance obligation, and the timing of revenue recognition, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue by region:
United States	$74,710	$43,176	$185,388	$114,615
International	28,687	19,413	76,072	49,805
Total	$103,397	$62,589	$261,460	$164,420

Revenue by type of performance obligation:
Subscription-based software license	$54,332	$28,822	$125,981	$72,781
PCS and services	49,065	33,767	135,479	91,639
Total	$103,397	$62,589	$261,460	$164,420

Cost of revenue by type of performance obligation:
Subscription-based software license	$1,082	$521	$2,930	$1,647
PCS and services	8,563	5,289	24,010	14,436
Total	$9,645	$5,810	$26,940	$16,083

Revenue attributable to the United Kingdom comprised 10.7% and 10.4% of total revenue for the three and nine months ended September 30, 2018, respectively, and 12.3% and 10.5% of total revenue for the three and nine months ended September 30, 2019, respectively. Other than the United Kingdom, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
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
As of September 30, 2019, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $21.1 million is included in prepaid expenses and other current assets and $29.3 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2018, we had contract assets of $11.2 million included in prepaid expenses and other current assets and $16.5 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during the three and nine months ended September 30, 2019.

During the nine months ended September 30, 2019, we recognized $75.4 million of revenue related to amounts that were included in deferred revenue as of January 1, 2019.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. We amortize these deferred costs proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred contract costs during the nine months ended September 30, 2019 is presented below (in thousands):

Balances at December 31, 2018	$22,391
Additional contract costs deferred	23,922
Amortization of deferred contract costs	(19,467)
Balances at September 30, 2019	$26,846

As of September 30, 2019, $11.9 million of our deferred contract costs are expected to be amortized within the next 12 months and therefore are included in other current assets. The remaining amount of our deferred contract costs are included in other long-term assets. There were no impairments of assets related to deferred contract costs during the nine months ended September 30, 2019. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2019 as these costs were not material.
Remaining Performance Obligations
As of September 30, 2019, we had an aggregate transaction price of $271.8 million, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $236.3 million as revenue over the next 24 months, with the remaining amount recognized thereafter.
4. Business Combinations
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date, which is included in other liabilities on our condensed consolidated balance sheets as of September 30, 2019. We incurred $1.2 million of acquisition-related costs, which are included in general and administrative expense in the condensed consolidated statements of operations and comprehensive income (loss) for the nine months ended September 30, 2019.
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
5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2019 and December 31, 2018 (in thousands):

	As of September 30, 2019
	Cost	Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$630,790	$—	$630,790	$630,790	$—	$—
Level 1:
Money market funds	11,660	—	11,660	11,660	—	—
Subtotal	$11,660	$—	$11,660	$11,660	$—	$—
Level 2:
Commercial paper	63,347	—	63,347	—	63,347	—
Certificates of deposit	—	—	—	—	—	—
U.S. Treasury and agency bonds	195,353	251	195,604	—	131,202	64,402
Corporate bonds	84,468	617	85,085	—	37,427	47,658
Subtotal	$343,168	$868	$344,036	$—	$231,976	$112,060
Level 3:	—	—	—	—	—	—
Total	$985,618	$868	$986,486	$642,450	$231,976	$112,060

	As of December 31, 2018
	Cost	Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$78,194	$—	$78,194	$78,194	$—	$—
Level 1:
Money market funds	11,780	—	11,780	11,780	—	—
Subtotal	$11,780	$—	$11,780	$11,780	$—	$—
Level 2:
Commercial paper	1,313	—	1,313	—	1,313	—
Certificates of deposit	6,101	—	6,101	—	5,351	750
U.S. Treasury and agency bonds	220,136	(139)	219,997	—	158,204	61,793
Corporate bonds	108,968	(110)	108,858	—	74,850	34,008
Subtotal	$336,518	$(249)	$336,269	$—	$239,718	$96,551
Level 3:	—	—	—	—	—	—
Total	$426,492	$(249)	$426,243	$89,974	$239,718	$96,551

There were no transfers between Level 1, Level 2, or Level 3 securities during the nine months ended September 30, 2019. Gross unrealized losses of less than $0.1 million as of September 30, 2019 were due to changes in market rates and are temporary in nature.
All long-term investments had maturities of between one and two years in duration as of September 30, 2019. Cash and cash equivalents, restricted cash, and investments as of September 30, 2019 and December 31, 2018 held domestically were approximately $978.9 million and $417.9 million, respectively.

Contingent Consideration. The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Beginning balance	$318	$1,974	$2,143	$975
Obligations assumed	—	—	—	1,200
Change in fair value	—	—	(75)	455
Settlements	—	—	(1,750)	(656)
Ending balance	$318	$1,974	$318	$1,974

Upon the achievement of certain milestones in connection with our acquisition of Semanta, s.r.o., or Semanta, we released 11,250 shares of Class A common stock with a fair value of $0.8 million to the former shareholders of Semanta in the nine months ended September 30, 2019. In addition, upon completion of the indemnification period in the nine months ended September 30, 2019, we released 10,205 shares of Class A common stock to the former shareholders of Semanta that had previously been earned, but were held back in accordance with the terms of the acquisition agreement. We also paid $1.0 million to the former shareholder of Alteryx ANZ Pty Limited upon the achievement of certain milestones during the nine months ended September 30, 2019.
Instruments Not Recorded at Fair Value on a Recurring Basis. As of September 30, 2019, the fair value of our Notes (as defined in Note 7, Convertible Senior Notes) was $1.0 billion. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2019 was as follows (in thousands):

Goodwill as of December 31, 2018	$9,494
Goodwill recorded in connection with acquisition	9,453
Effects of foreign currency translation	(111)
Goodwill as of September 30, 2019	$18,836

Intangible assets consisted of the following (in thousands, except years):

	As of September 30, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,448	$(335)	$1,113
Completed technology	4.8	19,855	(5,686)	14,169
		$21,303	$(6,021)	$15,282
	As of December 31, 2018
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	6.9	$1,554	$(221)	$1,333
Completed technology	5.7	9,180	(3,022)	6,158
		$10,734	$(3,243)	$7,491

We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$1,128	$456	$2,670	$1,353
Sales and marketing	53	62	168	159
Total	$1,181	$518	$2,838	$1,512

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2019 (in thousands):

Remainder of 2019	$1,181
2020	4,387
2021	4,169
2022	3,624
2023	1,272
Thereafter	649
Total amortization expense	$15,282

7. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36

2023 Notes
In May and June 2018, we sold $230.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the 2023 Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the 2023 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Act.
The 2023 Notes are our senior, unsecured obligations, and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, the 2023 Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary adjustments for certain events as described in the indenture between us and U.S. Bank National Association, as trustee, or the 2023 Notes Indenture. Upon conversion, the 2023 Notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the 2023 Notes with cash. During the three months ended September 30, 2019, a portion of the 2023 Notes were exchanged, as further discussed below. As of September 30, 2019, the if-converted value of the 2023 Notes exceeded its principal amount by $120.6 million.

Prior to the close of business on the business day immediately preceding the 2023 Conversion Date, the 2023 Notes are convertible at the option of the holders under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter subsequent to the calendar quarter in which the 2023 Notes were issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2023 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of the 2023 Notes on such trading day; or

•	upon the occurrence of specified corporate events described in the 2023 Notes Indenture.
For at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2019, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending December 31, 2019 and were classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion.
2023 Capped Call Transactions
In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the 2023 Notes and other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the 2023 Notes, with an initial strike price of approximately $44.33 per share, which corresponds to the initial conversion price of the 2023 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Notes, and have a cap price of $62.22 per share. The cost of the purchased capped calls of $19.1 million was recorded as a reduction to additional paid-in-capital in our condensed consolidated balance sheet during the three months ended June 30, 2018.
We elected to integrate the capped call options with the 2023 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19.1 million gross cost of the purchased capped calls will be deductible for income tax purposes as original discount interest over the term of the 2023 Notes. We recorded a deferred tax asset of $4.6 million, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
In connection with the exchange agreements discussed below, we terminated a corresponding portion of the existing capped call transactions that we entered into in connection with the issuance of the 2023 Notes, which resulted in the net share settlement and our receipt and retirement of 285,466 shares of Class A common stock.
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed below, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock.
The exchange agreements were accounted for as an induced conversion, resulting from the issuance of shares of Class A common stock in excess of the shares that would have been issuable under the terms of the original 2023 Notes.
This exchange resulted in a loss on induced conversion and debt extinguishment of $20.5 million, consisting of (i) a $8.2 million market premium representing the excess of the fair value of the total consideration delivered over the fair value of the Class A common stock issuable for the principal amount exchanged pursuant to the original conversion terms and (ii) $12.3 million representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the exchanged 2023 Notes.
2024 & 2026 Notes

In August 2019, we sold $400.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2024, or the 2024 Notes, and $400.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2026, or the 2026 Notes, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of the 2024 Notes and an additional $50.0 million of the 2026 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Act. The 2024 Notes and the 2026 Notes are together referred to as the 2024 & 2026 Notes, and the 2023 Notes and the 2024 & 2026 Notes are collectively referred to as the Notes.

The 2024 & 2026 Notes are our senior, unsecured obligations, and interest is payable semi-annually in arrears on February 1 and August 1 of each year beginning February 1, 2020. Prior to the close of business on the business day immediately preceding May 1, 2024, or the 2024 Conversion Date, in the case of the 2024 Notes and May 1, 2026, or the 2026 Conversion Date, in the case of the 2026 Notes, the 2024 & 2026 Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the relevant maturity date. The conversion rate is subject to customary adjustments for certain events as described in the indentures between us and U.S. Bank National Association, as trustee, or the 2024 Notes Indenture, in the case of the 2024 Notes, or the 2026 Notes Indenture, in the case of the 2026 Notes. Upon conversion, the 2024 & 2026 Notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the 2024 & 2026 Notes with cash.

Prior to the close of business on the business day immediately preceding the 2024 Conversion Date, in the case of the 2024 Notes, or the 2026 Conversion Date, in the case of the 2026 Notes, the 2024 Notes and the 2026 Notes, respectively, are convertible at the option of the holders under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter ended December 31, 2019 (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2024 Notes or the 2026 Notes, as applicable, on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the 2024 Notes or the 2026 Notes, as applicable, for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of such series of Notes on such trading day; or

•	upon the occurrence of specified corporate events described in the 2024 Notes Indenture or the 2026 Notes Indenture, as applicable.
The 2024 & 2026 Notes are not currently convertible.
We may not redeem the 2024 Notes or the 2026 Notes prior to the relevant maturity date. Holders of the 2024 & 2026 Notes have the right to require us to repurchase for cash all or a portion of their 2024 & 2026 Notes, as applicable, at 100% of their respective principal amounts, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the 2024 Notes Indenture, in the case of the 2024 Notes, or the 2026 Notes Indenture, in the case of the 2026 Notes. We are also required to increase the conversion rate for holders who convert their 2024 Notes or 2026 Notes in connection with certain corporate events occurring prior to the relevant maturity date.
The 2024 & 2026 Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the 2024 & 2026 Notes, equal in right of payment to the 2023 Notes and to any other existing and future indebtedness and other liabilities that are not subordinated, effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities, and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.

In accounting for the issuance of the 2024 & 2026 Notes, we separated each series of the 2024 & 2026 Notes into liability and debt components. The carrying amount of the debt component for each series of the 2024 & 2026 Notes was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, for each series of the 2024 & 2026 Notes was determined by deducting the fair value of the debt component from the principal amount of each series of the 2024 & 2026 Notes. The difference between the principal amount of each series of the 2024 & 2026 Notes and the debt component is amortized to interest expense over the term of the 2024 Notes, in the case of the 2024 Notes, and the 2026 Notes, in the case of the 2026 Notes, using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of the 2024 & 2026 Notes is presented within additional paid-in-capital in our condensed consolidated balance sheet, and will not be remeasured as long as it continues to meet the requirements for equity classification.
2024 and 2026 Capped Call Transactions

In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the relevant series of the 2024 & 2026 Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the relevant series of the 2024 & 2026 Notes, with an initial strike price of approximately $189.36 per share, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of each of the 2024 & 2026 Notes, and have a cap price of $315.60 per share. The cost of the purchased capped calls of $87.4 million was recorded as a reduction to additional paid-in-capital in our condensed consolidated balance sheet during the three months ended September 30, 2019.

We elected to integrate the capped call options with the 2024 & 2026 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $87.4 million gross cost of the purchased capped calls will be deductible for income tax purposes as original discount interest over the term of the relevant series of the 2024 & 2026 Notes. We recorded a deferred tax asset of $21.6 million, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
The Notes consisted of the following (in thousands):

	As of September 30, 2019			As of December 31, 2018
	2023 Notes	2024 Notes	2026 Notes	2023 Notes
Liability:
Principal	$84,759	$400,000	$400,000	$230,000
Less: debt discount and issuance costs, net of amortization	(17,680)	(76,200)	(100,080)	(56,353)
Net carrying amount	$67,079	$323,800	$299,920	$173,647

Equity, net of issuance costs	$46,474	$69,749	$93,380	$57,251

The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Contractual interest expense	$1,005	$288	$1,580	$425
Amortization of debt issuance costs and discount	5,436	2,672	10,949	3,933
Total	$6,441	$2,960	$12,529	$4,358

8. Equity Awards
Stock Options
Stock option activity during the nine months ended September 30, 2019 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2018	4,049	$12.48
Granted	312	73.03
Exercised	(1,293)	10.61
Canceled/forfeited	(268)	18.53
Options outstanding at September 30, 2019	2,800	$19.51

As of September 30, 2019, there was $14.6 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Restricted Stock Units
Restricted stock unit, or RSU, activity during the nine months ended September 30, 2019 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2018	1,215	$31.93
Granted	686	83.01
Vested	(248)	33.87
Canceled/forfeited	(179)	37.34
RSUs outstanding at September 30, 2019	1,474	$54.71

As of September 30, 2019, total unrecognized compensation expense related to unvested RSUs was approximately $65.8 million, which is expected to be recognized over a weighted-average period of 2.5 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cost of revenue	$431	$226	$1,148	$571
Research and development	1,659	828	4,014	2,782
Sales and marketing	3,471	1,641	8,822	4,411
General and administrative	3,275	1,687	8,211	4,301
Total	$8,836	$4,382	$22,195	$12,065

9. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Michigan, New York, Texas and Virginia in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the condensed consolidated balance sheet (in thousands):

	Classification	As of September 30, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$34,325

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$5,818
Operating lease liabilities (noncurrent)	Operating lease liabilities	30,307
Total lease liabilities		$36,125

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease cost	$1,943	$4,961
Short-term lease cost	339	1,053
Variable lease cost	511	1,294
Total lease cost	$2,793	$7,308

Supplemental Information
The table below presents supplemental information related to operating leases during the nine months ended September 30, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$4,468
Weighted-average remaining lease term (in years)	6.2
Weighted-average discount rate	6.2%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2019 (in thousands):

Remainder of 2019	$1,884
2020	7,989
2021	7,477
2022	6,894
2023	5,535
2024	5,317
Thereafter	9,075
Total minimum lease payments	44,171
Less imputed interest	(8,046)
Present value of future minimum lease payments	36,125
Less current obligations under leases	(5,818)
Long-term lease obligations	$30,307

Disclosures Related to Periods Prior to Adoption of New Lease Standard
Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2018, were as follows (in thousands):

2019	$6,389
2020	6,781
2021	6,326
2022	6,276
2023	5,163
Thereafter	9,427
Total minimum lease payments	$40,362

10. Contingencies
Indemnification
As of September 30, 2019 and December 31, 2018, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

11. Income Taxes
The following table presents details of the benefit of income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Benefit of income taxes	$(8,663)	$(2,643)	$(26,456)	$(5,507)
Effective tax rate	(58.1)%	32.3%	(88.2)%	92.2%

We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the nine months ended September 30, 2019 was primarily attributable to discrete tax benefits of $19.3 million related to excess tax deductions from settled stock options and RSUs.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
12. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$(6,240)	$10,821	$(3,545)	$11,479
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	63,966	61,103	62,842	60,618
Effect of dilutive securities:
Convertible senior notes	—	672	—	226
Contingently issuable shares	—	21	—	25
Employee stock awards	—	3,763	—	3,432
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	63,966	65,559	62,842	64,301
Net income (loss) per share attributable to common stockholders, basic and diluted	$(0.10)	$0.18	$(0.06)	$0.19
Net income (loss) per share attributable to common stockholders, diluted	$(0.10)	$0.17	$(0.06)	$0.18

The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Options to purchase common stock	3,023	23	3,356	504
Unvested restricted stock units	1,460	12	1,388	157
Convertible senior notes	5,715	—	5,366	—
Total shares excluded from net loss per share	10,198	35	10,110	661

It is our current intent to settle the principal amounts of the Notes with cash and, therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion options on diluted net income per share. The conversion options may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the conversion price of the 2023 Notes and 2024 & 2026 Notes of $44.33 and $189.36 per share, respectively.
13. Subsequent Event
Acquisition of Feature Labs, Inc.
On October 3, 2019, we acquired 100% of the outstanding equity of Feature Labs, Inc., a Delaware corporation, or Feature Labs, pursuant to an Agreement and Plan of Merger, or the Merger Agreement, dated as of October 2, 2019. The aggregate consideration payable in exchange for all of the outstanding equity interests of Feature Labs, Inc. was approximately $25.5 million in cash, subject to customary adjustments set forth in the Merger Agreement. In addition to the purchase price, we entered into share-based compensation agreements with the employees of Feature Labs, Inc. with a value of up to $12.5 million, comprised of both performance- and time-based restricted stock units. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

Operating Lease Agreement
In October 2019, we entered into a new operating lease agreement for approximately 180,000 square feet of office space located in Irvine, California that will eventually replace our existing corporate headquarters. The initial lease term is 84 months and is anticipated to commence on or about March 23, 2020, with an option to renew for two extension periods of 60 months each. We are currently evaluating the impact on the condensed consolidated financial statements.
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

Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2019, we had over 5,600 customers in more than 80 countries, including over 680 of the Global 2000 companies.
We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We recognize a portion of the revenue from customers upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion ratably over the subscription term. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and nine months ended September 30, 2019 and 2018. We also generate revenue from professional services, including training and consulting services.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2018	2018	2018	2018	2019	2019	2019
Customers	3,673	3,940	4,315	4,696	4,973	5,278	5,613

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
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2018	2018	2018	2018	2019	2019	2019
Dollar-based net expansion rate	129%	129%	131%	132%	134%	133%	132%
Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Revenue	$103,397	$62,589	$261,460	$164,420
Cost of revenue(1)(2)	9,645	5,810	26,940	16,083
Gross profit	93,752	56,779	234,520	148,337
Operating expenses:
Research and development(1)	17,755	10,531	48,208	31,480
Sales and marketing(1)(2)	43,779	24,934	130,414	74,552
General and administrative(1)	20,282	11,920	56,652	33,653
Total operating expenses	81,816	47,385	235,274	139,685
Income (loss) from operations	11,936	9,394	(754)	8,652
Interest expense	(6,477)	(2,971)	(12,561)	(4,371)
Other income, net	145	1,755	3,821	1,691
Loss on induced conversion and debt extinguishment	(20,507)	—	(20,507)	—
Income (loss) before benefit of income taxes	(14,903)	8,178	(30,001)	5,972
Benefit of income taxes	(8,663)	(2,643)	(26,456)	(5,507)
Net income (loss)	$(6,240)	$10,821	$(3,545)	$11,479

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$431	$226	$1,148	$571
Research and development	1,659	828	4,014	2,782
Sales and marketing	3,471	1,641	8,822	4,411
General and administrative	3,275	1,687	8,211	4,301
Total	$8,836	$4,382	$22,195	$12,065

(2) Amounts include amortization of intangible assets as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(in thousands)
Cost of revenue	$1,128	$456	$2,670	$1,353
Sales and marketing	53	62	168	159
Total	$1,181	$518	$2,838	$1,512
The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	100.0%	100.0%	100.0%	100.0%
Cost of revenue	9.3	9.3	10.3	9.8
Gross profit	90.7	90.7	89.7	90.2
Operating expenses:
Research and development	17.2	16.8	18.4	19.1
Sales and marketing	42.3	39.8	49.9	45.3
General and administrative	19.6	19.0	21.7	20.5
Total operating expenses	79.1	75.6	90.0	84.9
Income (loss) from operations	11.5	15.1	(0.3)	5.3
Interest expense	(6.3)	(4.7)	(4.8)	(2.7)
Other income, net	0.1	2.8	1.5	1.0
Loss on induced conversion and debt extinguishment	(19.8)	—	(7.8)	—
Income (loss) before benefit of income taxes	(14.4)	13.2	(11.5)	3.6
Benefit of income taxes	(8.4)	(4.2)	(10.1)	(3.3)
Net income (loss)	(6.0)%	17.4%	(1.4)%	6.9%

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Revenue	$103,397	$62,589	$40,808	65.2%	$261,460	$164,420	$97,040	59.0%

The increase in our revenue for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily from additional sales to existing customers and, to a lesser extent, the increase in our total number of customers. In addition, the increase in revenue is due to our continued expansion in international markets.
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Cost of revenue	$9,645	$5,810	$3,835	66.0%	$26,940	$16,083	$10,857	67.5%
% of revenue	9.3%	9.3%			10.3%	9.8%
Gross margin	90.7%	90.7%			89.7%	90.2%
The increase in cost of revenue for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.5 million due to an increase in headcount, an increase in royalty costs of $0.6 million, an increase in amortization of intangible assets of $0.7 million due to our acquisition of ClearStory Data, an increase in IT expenses of $0.5 million and an increase in consulting and outsourced labor of $0.4 million due to the increased utilization of third-party contractors.
The increase in cost of revenue for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $4.1 million due to an increase in headcount, an increase in royalty costs of $2.6 million, an increase in amortization of intangible assets of $1.3 million due to our acquisition of ClearStory Data, an increase in IT expenses of $1.1 million and an increase in consulting and outsourced labor of $1.4 million due to the increased utilization of third-party contractors.
As of September 30, 2019, we had 94 cost of revenue personnel as compared to 69 as of September 30, 2018.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Research and development	$17,755	$10,531	$7,224	68.6%	$48,208	$31,480	$16,728	53.1%
% of revenue	17.2%	16.8%			18.4%	19.1%

The increase in research and development expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.5 million due to an increase in headcount partly attributable to the acquisition of ClearStory Data. The increase in employee-related costs is also impacted by the timing within the period, and the market in which, the headcount was added.
The increase in research and development expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $14.7 million due to an increase in headcount partly attributable to the acquisition of ClearStory Data, and an increase in consulting and outsourced labor of $0.8 million to assist in certain development projects.
As of September 30, 2019, we had 285 research and development personnel as compared to 200 as of September 30, 2018.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Sales and marketing	$43,779	$24,934	$18,845	75.6%	$130,414	$74,552	$55,862	74.9%
% of revenue	42.3%	39.8%			49.9%	45.3%
The increase in sales and marketing expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $14.5 million due to an increase in headcount, an increase of $1.6 million in marketing programs and an increase in consulting and professional fees of $1.0 million as we continue to expand the reach of our marketing programs, including through the expansion of our international marketing teams.
The increase in sales and marketing expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $41.1 million due to an increase in headcount, an increase of $7.7 million in marketing programs, including costs associated with our Inspire user conference in the U.S. and the Asia Pacific region, and an increase in consulting and professional fees of $3.2 million.
As of September 30, 2019, we had 580 sales and marketing personnel as compared to 361 as of September 30, 2018.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
General and administrative	$20,282	$11,920	$8,362	70.2%	$56,652	$33,653	$22,999	68.3%
% of revenue	19.6%	19.0%			21.7%	20.5%

The increase in general and administrative expense for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.8 million due to an increase in headcount, and an increase in consulting and professional fees of $0.6 million related to infrastructure expansion projects and processes.
The increase in general and administrative expense for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily due to an increase in employee-related costs, including stock-based compensation, of $16.9 million due to an increase in headcount and an increase of $4.7 million in consulting and professional fees related to infrastructure expansion projects and processes, including the implementation of certain accounting standards.
As of September 30, 2019, we had 217 general and administrative personnel as compared to 126 as of September 30, 2018.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Interest expense	$(6,477)	$(2,971)	$(3,506)	118%	$(12,561)	$(4,371)	$(8,190)	187%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. The increase in interest expense is due to the issuance of the 2024 & 2026 Notes, resulting in higher aggregate interest expense in the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018.
Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Other income, net	$145	$1,755	$(1,610)	*	$3,821	$1,691	$2,130	*

*	Not meaningful
Other income, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale investments. The decrease in other income, net for the three months ended September 30, 2019 as compared to the three months ended September 30, 2018 was primarily attributable to an increase in losses on foreign currency remeasurement, offset by interest income due to an increase in balances of available-for-sale securities.
The increase in other income, net for the nine months ended September 30, 2019 as compared to the nine months ended September 30, 2018 was primarily attributable to an increase in interest income due to an increase in balances of available-for-sale securities, offset by an increase in transaction losses on foreign currency remeasurement.
Loss on Induced Conversion and Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Loss on induced conversion and debt extinguishment	$(20,507)	—	$(20,507)	*	$(20,507)	—	$(20,507)	*

*	Not meaningful

Loss on induced conversion and debt extinguishment is attributable to exchange agreements entered into during the three months ended September 30, 2019 with certain holders of our 2023 Notes. We exchanged principal together with accrued and unpaid interest thereon for cash and shares of our Class A common stock.
Benefit of Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2019	2018	Amount	%	2019	2018	Amount	%
	(in thousands, except percentages)
Benefit of income taxes	$(8,663)	$(2,643)	$(6,020)	*	$(26,456)	$(5,507)	$(20,949)	*

*	Not meaningful
The change in the benefit of income taxes for the three and nine months ended September 30, 2019 as compared to the three and nine months ended September 30, 2018 was primarily due to discrete tax benefits of $5.2 million and $19.3 million related to excess tax deductions from settled stock options and RSUs during the three and nine months ended September 30, 2019, respectively.
Liquidity and Capital Resources
We had $986.5 million and $426.2 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of September 30, 2019 and December 31, 2018, respectively. The increase in cash and marketable securities is primarily associated with our offering and sale of $400.0 million in aggregate principal amount of our 2024 Notes and $400.0 million in aggregate principal amount of our 2026 Notes in August 2019, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of each of the 2024 Notes and 2026 Notes, in a private offering, offset in part by the purchase of capped call transactions with respect to our Class A common stock of $87.4 million and the exchange of a portion of our 2023 Notes of $145.2 million.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2019	2018
	(in thousands)
Net cash provided by operating activities	$13,486	$11,665
Net cash used in investing activities	(26,943)	(263,398)
Net cash provided by financing activities	566,628	217,447
Operating Activities
Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 2019. Net cash provided by operating activities primarily reflected net non-cash activity of $34.4 million, offset in part by a net loss of $3.5 million and a change in operating assets and liabilities of $17.4 million.
Net cash provided by operating activities was $11.7 million for the nine months ended September 30, 2018. Net cash provided by operating activities primarily reflected net income of $11.5 million and net non-cash activity of $21.1 million, offset by a change in operating assets and liabilities of $20.9 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections and highest for payments of sales commissions. As a result of this seasonality, our deferred revenue, contract asset and deferred commission balances decreased on a net basis during the nine months ended September 30, 2018 and 2019. This was offset by a decrease in accounts receivable in the nine months ended September 30, 2019, driven by timing of cash collections and billings. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual incentive bonuses in the first quarter, payments related to our annual Inspire user conferences in the quarter during which each occurs, and timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2019 was $26.9 million, consisting primarily of $16.6 million in net cash paid in connection with our acquisition of ClearStory Data and $4.2 million of purchases of investments, net of maturities.
Net cash used in investing activities for the nine months ended September 30, 2018 was $263.4 million, consisting primarily of $253.9 million of purchases of investments, net of maturities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2019 was $566.6 million, consisting primarily of proceeds from the issuance of our 2024 & 2026 Notes, net of issuance costs, of $783.9 million, proceeds from stock option exercises of $18.1 million and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This was offset in part by principal payments on our 2023 Notes of $145.2 million, purchase of capped calls of $87.4 million related to our 2024 & 2026 Notes and the minimum tax withholding paid on behalf of employees for RSUs of $6.4 million.
Net cash provided by financing activities for the nine months ended September 30, 2018 was $217.4 million, consisting primarily of proceeds from the issuance of our 2023 Notes, net of issuance costs, of $224.7 million and proceeds from stock option exercises of $12.5 million, offset in part by the purchase of capped calls of $19.1 million related to our 2023 Notes.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSUs will likely increase.
Contractual Obligations and Commitments
As a result of the continued growth of our business and an increase in headcount, we have entered into additional contractual obligations related to our leased facilities during the nine months ended September 30, 2019. We also completed our offering and sale of $400.0 million in aggregate principal amount of our 2024 Notes and $400.0 million in aggregate principal amount of our

2026 Notes during the nine months ended September 30, 2019. There were no other material changes in our contractual obligations and commitments during the nine months ended September 30, 2019 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7, Convertible Senior Notes, Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
In October 2019, we entered into a new operating lease agreement for approximately 180,000 square feet of office space located in Irvine, California that will eventually replace our existing corporate headquarters. See Note 13, Subsequent Events of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q.
Off-Balance Sheet Arrangements
As of September 30, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $986.5 million as of September 30, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2019 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Our Notes each bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our 2023 Notes and August 2019 related to the issuance of our 2024 & 2026 Notes.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2019 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 756 employees as of September 30, 2018 to 1,176 employees as of September 30, 2019. We have also established and expanded our operations in a number of countries outside the United States.
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
Prior to the year ended December 31, 2018, we incurred net losses in each fiscal year since our inception. Although we experienced net income in the year ended December 31, 2018 and the three months ended March 31, 2019, we experienced a net loss in each of the three months ended June 30, 2019 and September 30, 2019, and we expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Since 2017, we have announced two new products for our software platform, Alteryx Connect and Alteryx Promote, but cannot be certain that either product will generate significant revenue. In addition, Alteryx Connect is designed to be used with our Alteryx Server product and is not sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, and maintain the subscription amount and subscription term to renewing customers, our revenue growth could be slower than we expect and our business may be harmed.
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
Our customers generally enter into license agreements with one to three year subscription terms and generally have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. New customers may enter into license agreements for lower subscription amounts or for shorter subscription terms than we anticipate, which reduces our ability to forecast revenue growth accurately. Moreover, our customers may not renew their subscriptions and those customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription terms. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., MicroStrategy Incorporated, Paxata, Inc., Tableau Software, Inc., Talend S.A., TIBCO Software Inc., and Trifacta, Inc.
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than us. We expect competition to increase as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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
In addition to our direct sales force, we use channel partners such as technology alliances, system integrators, management consulting firms, and value-added resellers to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to sustain profitability depends in part on our ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
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
We also cannot be certain that we will be able to maintain successful relationships with any channel partners and, to the extent that our channel partners are unsuccessful in selling our platform, our ability to sell, and our channel partners’ willingness to sell, our platform and our business, operating results, and financial condition could be adversely affected. Our channel partners may offer customers the products and services of several different companies, including products and services that compete with our platform. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our platform. Moreover, divergence in strategy by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our platform. We cannot assure you that our channel partners will continue to cooperate with us. Further, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us and any actions taken or omitted to be taken by such parties may adversely affect us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our platform and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of licenses sold through to our customers. If our channel partners do not comply with their contractual obligations to us, our business, operating results, and financial condition may be adversely affected.
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
We license third-party technologies and data that we incorporate into, use to operate, or provide to be used with our platform. We cannot assure you that the licenses for such third-party technologies or data will not be terminated or that we will be able to license third-party software or data for future products and services. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy. In addition, we may be unable to renegotiate acceptable third-party replacement license terms in the event of termination, or we may be subject to infringement liability if third-party software or data that we license is found to infringe intellectual property or privacy rights of others. In addition, the data that we license from third parties for potential use in our platform may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our platform is perceived by our current and potential customers and could materially damage our reputation and brand.
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
For example, in June 2016, the United Kingdom held a referendum and voted in favor of leaving the European Union and in March 2017 the United Kingdom provided notification of its intent to leave the European Union. The United Kingdom was formally due to leave the European Union in March 2019 but this deadline was recently extended to October 2019 and may be extended further. This has created political and economic uncertainty, particularly in the United Kingdom and the European Union, and could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on the regulatory regime applicable to our operations in the United Kingdom.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017, and we are continuing to evaluate its impact as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt some or all of the proposals to counteract the effects of the use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment,” and changes how profits would be attributed to the permanent establishment. Another proposal calls for ensuring transfer pricing outcomes are commensurate with value creation, adopting the view that the current rules facilitate the transfer of risks, capital, and income away from countries where economic activity takes place. We expect many countries to incorporate the BEPS proposals into their laws. Several countries have changed or proposed changes that incorporate some or all of the proposals.
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
We also implemented changes to our accounting processes, internal controls and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of the new revenue recognition standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	our ability to generate significant revenue from new products and services;

•	our ability to maintain and grow our customer base;

•	our ability to expand our number of partners and distribution of our platform;

•	the development and introduction of new products and services by us or our competitors;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	the timing of significant new purchases or renewals by our customers;

•	purchasing patterns of our customers, including as a result of seasonality or changes in product mix;

•	the timing of our Inspire user conferences;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	the application of new or changing financial accounting standards or practices, including the adoption of ASC 606;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and

•	general economic conditions in either domestic or international markets.
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
This report will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. Section 404(b) of the Sarbanes-Oxley Act requires our independent registered public accounting firm to annually attest to the effectiveness of our internal control over financial reporting, which has required, and will continue to require, increased costs, expenses, and management resources. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal controls could lead to financial statement restatements and require us to incur the expense of remediation. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the future, scope, and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.

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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired Feature Labs, Inc. in October 2019 to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S., and ClearStory Data Inc. in April 2019 to add talented developers and compelling technology to our organization. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
For example, in the United States, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. If we have access to protected health information through our platform in the future, we may be obligated to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.
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
Risks Related to Our Notes
Although our Notes are referred to as senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.
The Notes rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.
We expect that many investors in, and potential purchasers of, the Notes have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Class A common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of or in addition to short selling the Class A common stock.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Notes to effect short sales of our Class A common stock, borrow our Class A common stock, or enter into swaps on our Class A common stock could adversely affect the trading price and the liquidity of the Notes.
Volatility in the market price and trading volume of our Class A common stock could adversely impact the trading price of the Notes.
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock could fluctuate significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.

An increase in market interest rates could result in a decrease in the value of the Notes.

In general, as market interest rates rise, notes bearing interest at a fixed rate generally decline in value because the premium, if any, over market interest rates will decline. Consequently, if market interest rates increase, the market value of the Notes may decline. We cannot predict the future level of market interest rates.
We may incur substantially more debt or take other actions which would intensify the risks discussed above.
We and our subsidiaries may incur substantial additional debt in the future, subject to the restrictions contained in our debt instruments, some of which may be secured debt. We are not restricted under the terms of the indentures governing the Notes from incurring additional debt, securing existing or future debt, recapitalizing our debt, or taking a number of other actions that are not limited by the terms of the indentures governing the Notes that could have the effect of diminishing our ability to make payments on the Notes when due.
We may not have the ability to raise the funds necessary to settle conversions of the Notes in cash or to repurchase the Notes upon a fundamental change, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of a series of Notes have the right to require us to repurchase all or a portion of their Notes of the relevant series upon the occurrence of a fundamental change before the relevant maturity date at a fundamental change repurchase price equal to 100% of the principal amount of the Notes of the relevant series to be repurchased, plus accrued and unpaid interest, if any. In addition, upon conversion of such Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share), we are required to make cash payments in respect of the Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
In addition, our ability to repurchase Notes or to pay cash upon conversions of Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable indenture or to pay any cash upon conversions of Notes as required by the applicable indenture would constitute a default under such indenture. A default under an indenture or the fundamental change itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of Notes.
The conditional conversion feature of the Notes may adversely affect our financial condition and operating results.
As a result of meeting certain conditional conversion criteria during the three months ended September 30, 2019, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending December 31, 2019. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability in the future, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the condensed consolidated balance sheet as of September 30, 2019.
Our stockholders may experience dilution upon the conversion of the Notes if we elect to satisfy our conversion obligation by delivering shares of our Class A common stock.
Upon conversion by the holders of the relevant series of Notes, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock. The 2023 Notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The 2024 & 2026 Notes each have an initial conversion rate of 5.2809 shares of our Class A common stock per $1,000 principal amount of 2024 & 2026 Notes, as applicable, which is equivalent to an initial conversion price of approximately $189.36 per share of Class A common stock. If we elect to deliver shares of our Class A common stock upon a conversion, our stockholders will incur dilution.

The accounting method for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
Under ASC 470-20, Debt with Conversion and Other Options, or ASC 470-20, an entity must separately account for the liability and equity components of convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash upon conversion in a manner that reflects the issuer’s economic interest cost. The effect of ASC 470-20 on the accounting for the Notes is that the equity component, net of issuance costs, is required to be included in the additional paid-in capital section of stockholders’ equity on our consolidated balance sheet at the issuance date and the value of the equity component is treated as original issue discount for purposes of accounting for the debt component of the Notes. As a result, we are required to record a greater amount of non-cash interest expense in current periods presented as a result of the amortization of the discounted carrying value of the Notes to their respective face amounts over their respective terms. We will report larger net losses (or lower net income) in our financial results because ASC 470-20 requires interest to include both the current period’s amortization of the debt discount and the instrument’s non-convertible coupon interest rate, which could adversely affect our reported or future financial results, the trading price of our Class A common stock and the trading price of the Notes.
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of a series of Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. If we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of a series of Notes, then our diluted earnings per share could be adversely affected.
The capped call transactions may affect the value of the Notes and our Class A common stock.
In connection with the pricing of each series of Notes, we entered into capped call transactions relating to such Notes with the option counterparties. The capped call transactions relating to each series of Notes cover, subject to customary adjustments, the number of shares of our Class A common stock that initially underlie such series of Notes. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the relevant series of Notes and/or offset any cash payments we are required to make in excess of the principal amount upon any conversion of such Notes, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions following the pricing of each series of Notes and prior to the maturity of each series of Notes (and are likely to do so during any observation period related to a conversion of such Notes or following any repurchase of such Notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Notes, which could affect a holder’s ability to convert their Notes and, to the extent the activity occurs during any observation period related to a conversion of a relevant series of Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such Notes.
The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the Notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any Notes) and, under certain circumstances, a holder’s ability to convert their Notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Notes or our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
We are subject to counterparty risk with respect to the capped call transactions.
The option counterparties to the capped call transactions are financial institutions, and we will be subject to the risk that one or more of the option counterparties may default or otherwise fail to perform, or may exercise certain rights to terminate their obligations, under the capped call transactions. Our exposure to the credit risk of the option counterparties will not be secured by any collateral. If an option counterparty to one or more capped call transactions becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under such transaction. Our exposure will depend on many factors but, generally, our exposure will increase if the market price or the volatility of our common stock increases. In addition, upon a default or other failure to perform, or a termination of obligations, by an option counterparty, we may suffer more dilution than we currently anticipate with respect to our common stock. We can provide no assurances as to the financial stability or viability of the option counterparties.

Risks Related to Ownership of Our Class A Common Stock
The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $147.19 through September 30, 2019. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

•	sales of shares of our Class A common stock by us or our stockholders, including sales and purchases of any Class A common stock issued upon conversion of any series of our Notes.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 65.0 million shares of our Class A and Class B common stock outstanding as of September 30, 2019. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our charter documents, Delaware law, and in each series of our Notes could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management, limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers, or employees, and limit the market price of our Class A common stock.

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
Further, the fundamental change provisions of each series of our Notes that are set forth in the applicable indenture may make a change in control of our company more difficult because those provisions allow note holders to require us to repurchase such series of Notes upon the occurrence of a fundamental change.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
4.1	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019

4.2	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 is formatted in Inline XBRL.					X

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
Date: October 31, 2019