Form 10-K
period 2019-12-31
Alteryx, Inc.
filed 2020-02-14
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.4 billion based upon the closing price reported for such date on the New York Stock Exchange.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 7, 2020, there were 52,269,340 shares of the registrant’s Class A common stock outstanding and 13,136,756 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2020 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2019

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

•	expansion of our international operations and the impact on foreign tax expense;

•	maintaining a valuation allowance for net deferred tax assets to the extent they are not expected to be recoverable;

•	the timing and method of settlement of any series of our convertible senior notes;

•	the global opportunity for our self-service data analytics solutions;

•	our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;

•	the continued development of Alteryx Community, our online user community, distribution channels and other partner relationships;

•	expansion of and within our customer base;

•	continued investments in research and development;

•	competitors and competition in our markets;

•	the impact of foreign currency exchange rates;

•	legal proceedings and the impact of such proceedings;

•	remediation of any material weakness in our internal controls;

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
Leveraging data for actionable insights is critical to modern business success, but has become increasingly challenging as the volume, velocity, and variety of data continues to expand. Traditional data analysis tools and processes are slow, complex, difficult to use, and resource-intensive, often requiring multiple steps by data analysts, data scientists, data engineers, information technology, or IT, employees, and other data workers to complete even the most basic analysis. As a result, these tools and processes are unable to keep pace with the rapid analytics demanded by organizations today.
Our platform democratizes access to data-driven insights by expanding the capabilities and analytical sophistication available to all data producers, ranging from business analysts to expert programmers and trained data scientists. We unify the analytic process into one simple self-service experience by combining tasks that were previously distributed among multiple tools and parties. Our platform allows a single user to easily discover, access, and prepare data from a multitude of sources, perform a variety of analyses, and deliver analytical output to drive data-driven decisions and improve business outcomes. This is done through visual workflows and an intuitive drag-and-drop interface that can reduce tedious, time-consuming tasks to a few mouse-clicks while eliminating the need to write complex software code. The resulting opportunity is significant, as our platform can enable millions of underserved data workers to do their jobs more effectively.
Organizations of all sizes and across a wide variety of industries and geographies have adopted our platform. As of December 31, 2019, we had approximately 6,100 customers in more than 90 countries, including over 700 of the Global 2000 companies. Our customers include All Nippon Airways, Chevron Corporation, Federal National Mortgage Association, Nasdaq, Inc., Netflix, Inc., salesforce.com, inc., Siemens AG, Toyota Motor Corporation, Twitter, Inc., Uber Technologies, Inc., Viking Cruises, and Xerox Corporation.
We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and our platform becomes a fundamental element of their operational, analytical and business processes.
Customers license our platform under a subscription-based model, and we have seen rapid expansion as adoption spreads across an enterprise through an increase in the number of users, additional use cases, and additional products. For each of the last twelve quarters, including the quarter ended December 31, 2019, our dollar-based net expansion rate has exceeded 125%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding our dollar-based net expansion rate and customers. We have made significant investments to grow our business, including in sales and marketing, infrastructure, operations, and headcount.
Our Solution
Our analytics platform enables organizations to dramatically improve business outcomes and the productivity of their business analysts, data scientists, citizen data scientists and data engineers. Our subscription-based platform allows organizations to easily discover, access, prepare, and analyze data from a multitude of sources and benefit from data-driven decisions. Our platform is:

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

•
Flexible. Our platform does not require a pre-packaged, static data set and instead allows the user to create a visual workflow to securely interact with the underlying source data. Workflows can be easily changed and reconfigured to iterate an analysis and add a new data source or logic. They also can be easily adapted to conform with changes in the underlying data to repeat the analysis. This flexibility allows workflows to be configured to address a wide range of use cases. Business analysts can build apps that let others interact with the workflow through a simple interface available on the public or private cloud or they can configure a workflow to output results directly to a database or system of record. Our platform outputs to a variety of formats, enabling users to deliver analytic output to the relevant channels.

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

Growth Strategy
Our focus on empowering business analysts and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Key elements of our strategy for growth include:

•
Increase our overall customer base. We are accelerating the secular shift towards self-service analytics. As a result, we have the opportunity to increase our current customer base of approximately 6,100 customers through an active “land and expand” strategy. We plan to expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand. We also plan to make significant investments in growing both our direct sales teams and indirect sales channels.

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

•
Extend our value proposition. We intend to continue to rapidly improve the capabilities of our platform and invest in innovation and our category leadership. For example, in April 2019, we acquired ClearStory Data Inc., or ClearStory Data, to add talented developers and compelling technology to our organization; and in October 2019, we acquired Feature Labs, Inc., or Feature Labs, to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S. We plan to continue to invest in research and development, including hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. In particular, we intend to focus on further developing our cloud capabilities, improving the governance capabilities of Alteryx Server, and updating our in-memory engine.

•
Grow our distribution channels and channel partner ecosystem. We plan to continue investing in distribution channels and our relationships with technology alliances, solution providers, strategic partners, and value-added-resellers, or VARs, to help us enter and grow in new markets while complementing our direct sales efforts. We also plan to continue to collaborate with management consulting firms to drive additional business activity.

•
Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. Alteryx Community and our live events, such as our annual Inspire user conferences, which have grown from a single conference in North America with over 270 attendees in 2012 to three separate events across the globe with over 6,400 attendees in 2019 worldwide, help us broaden and strengthen our community. Additionally, university courses and analytic clubs help evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. We intend to expand our community development efforts and seek to continue enriching the lives of business analysts everywhere.

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
Our platform is designed to interact with almost any data source. Native connectors exist for a wide variety of sources ranging from traditional databases, including those offered by International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, and SAP SE, to an array of emerging data platforms including Amazon Web Services, Cloudera, Databricks, Microsoft Azure Services, and MongoDB. Additionally, our platform is capable of processing data from cloud applications, such as Google Analytics, Marketo, NetSuite, salesforce.com, and Workday, as well as social media platforms, such as Facebook and Twitter.
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
We typically sell Alteryx Designer as single seat licenses. Alteryx Server is deployed in larger scale environments and is typically sold on a per-CPU core basis as an extension of Alteryx Designer. Alteryx Connect is sold as an extension of Alteryx Server and is typically licensed on a per-CPU core basis. Alteryx Promote is sold as part of our platform or as a standalone solution and is licensed on a per-CPU core basis.

Alteryx Designer
Alteryx Designer, our self-service data profiling, preparation, blending, and analytics product, allows business analysts to perform analysis on their own in a matter of hours or even minutes. In addition to dramatically reducing the time and resources required, Alteryx Designer delivers more accurate, transparent, and sophisticated results. The ability to share workflows and analytic outputs through the Alteryx Analytics Gallery allows the analytic power of Alteryx Designer to be consumed by anyone in an organization. Key capabilities include:

•
Data profiling. Empowers data workers and analysts to independently assess the health and quality of a dataset prior to building analytic models. For a large number of analysts, assessing data quality often requires turning to statisticians or data scientists, delaying the model development and decision-making process. Automated data profiling accelerates the data preparation and insight development process, and can enable the analysts to maintain control of the entire analytic process.

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

•
Visualytics. Introduces visual, interactive charting and reporting into every step of a repeatable workflow within Alteryx Designer to enable more insights throughout the entire analytic process. Visualytics's interactive charts and reports can be published in Alteryx Server and Alteryx Analytics Gallery for broader consumption and collaboration across the entire organization.

•
Analytic application creation. Offers native drag-and-drop app-building capabilities for business analysts to create, publish, and share applications for any user to execute. These applications can also be configured to share the results in a variety of formats, including visualization and dashboard programs such as those offered by Microsoft Corporation, Qlik Technologies, Inc., or Tableau Software, Inc., or to write back to a database. Business analysts can use workflows within other workflows as building blocks to leverage functionality that has already been built. These workflows can also be utilized as reusable blueprints for designing and deploying analytical applications to Alteryx Server or Alteryx Analytics Gallery.

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
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform can utilize R for advanced analytics while providing a simple drag-and-drop interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and adjustment. The integration of our platform with R and Python takes advantage of segmented, but integrated, main-memory resources to ensure seamless, fast operations. More recently, we introduced the JavaScript V8 engine for our platform in a similar capacity. This enables the introduction of new HTML5 UI, Server-side JavaScript, and JSON/REST APIs to all fuel the innovation being driven from our platform.

Our Customers
Organizations of all sizes and across a wide variety of industries have adopted our platform. As of December 31, 2019, we served customers in more than 90 countries, including over 700 of the Global 2000 companies. Our customer base has grown from 1,398 customers as of December 31, 2015 to approximately 6,100 customers as of December 31, 2019.
Our customers include All Nippon Airways, Chevron Corporation, Federal National Mortgage Association, Nasdaq, Inc., Netflix, Inc., salesforce.com, inc., Siemens AG, Toyota Motor Corporation, Twitter, Inc., Uber Technologies, Inc., Viking Cruises, and Xerox Corporation.
No customer represented more than 10% of our revenue in each of the years ended December 31, 2019, 2018, and 2017.
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
Employees and Culture
Our corporate culture is a critical component of our success. Our employees, who we refer to as associates, are the lifeblood of our company and we strive to create an environment where they can advance their careers, work hard, and have fun at the same time. Our culture focuses on fostering an environment of growth and development and we offer a series of collaborative activities for our associates including leadership activities and teambuilding workshops. Each day our associates bring passion and energy towards further developing our platform and serving our customers by embodying the following core values: customer focus; innovation; accountability; character; and compassion.
Our “Alteryx for Good” program provides our associates with the opportunity to use volunteer hours each year to partner with charity organizations of their choice to make a difference. The program also provides universities, not-for-profit organizations, and government entities the opportunity to obtain a license to use our platform to help them achieve their goals.
As of December 31, 2019, we had over 1,200 full-time associates, including approximately 360 associates located outside the United States. None of our associates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our associates to be good.
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
The majority of our domestic sales are through our direct sales organization. We serve Asia-Pacific, Europe, the Middle East, and Africa, and Latin America regions, and select other emerging countries through our direct sales organization and a variety of channel partners, including VARs and solution providers.

Marketing
Our marketing organization is responsible for increasing awareness of and generating demand for our platform, creating high quality leads for our salesforce through a mix of volume demand generation and account-based marketing, and fostering our community of users. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic. These goals are intended to increase downloads of our free trials of our platform and encourage use of our free online training, which are integral parts of our customer acquisition process. We utilize a wide range of online and offline marketing initiatives including our website, social media, paid search, email, webinars, channel partner events, and field events often with analytic leaders and data scientists. Our annual U.S., European, and Asia-Pacific Inspire user conferences play a key role in providing current and prospective customers with a better understanding of our platform through interactions with peers, training, and the highlighting of customer use cases and best practices.
Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our partnerships are primarily with strategic alliances, solution providers, and a growing network of VARs.
Strategic Alliance Partnerships
Our strategic alliance partnerships include global system integrators, strategic consulting and advisory firms, independent software vendors, cloud and data platforms, and solution and augmented technology offerings that enhance and extend our platform and solutions. We work closely with over 20 partners to deliver a seamless platform and solutions experience. We have optimized integrations and solutions for a variety of independent software vendor solutions, data platforms and software-as-a-service, or SaaS, offerings, including Microsoft Azure Services, Amazon Web Services, Inc., leading robotic process automation, or RPA, solutions, and solutions offered by Google, LLC, International Business Machines Corporation, Oracle Corporation, salesforce.com, inc., SAP SE, and Snowflake Computing, Inc, machine learning and artificial intelligence applications. We natively support output to most visual formats such as those offered by Microsoft Corporation, Qlik Technologies, Inc., and Tableau Software, Inc.
Solution Providers
Our solution providers consist of system integrators, management consulting firms, and value-added resellers, or VARs. Solution providers bring product expertise and implementation services and best practices to our customers globally. As of December 31, 2019, we had approximately 450 solution providers and VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice while solving complex business challenges and generating repeatable analytic workflows and applications in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 302 employees as of December 31, 2019 located primarily in California, Colorado, and Massachusetts in the United States as well as the Czech Republic, Ukraine, and the United Kingdom, comprises dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.
Competition
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer niche data preparation options that are competitive with some of the features within our platform, such as Dataiku Inc., MicroStrategy Incorporated, Paxata, Inc., Talend S.A., Tableau Software, Inc., TIBCO Software, Inc., and Trifacta, Inc.
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

Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Analytics Gallery, Alteryx Connect, Alteryx Promote, Semanta, Yhat, ClearStory Data, Feature Labs, and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Exchange Act. The Securities and Exchange Commission, or SEC, maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.alteryx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.
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
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 817 employees as of December 31, 2018 to over 1,200 employees as of December 31, 2019. We have also established and expanded our operations in a number of countries outside the United States.
We plan to continue to expand our operations and headcount significantly, and we anticipate that further significant expansion will be required. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel and software engineers to support our growth. New hires require significant training and sales personnel typically take six months or more to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our talent will be new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our talent base. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or if the software engineers are unable to timely contribute to the development of our products, our business will be adversely affected.
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
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in recent periods, we have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
Moreover, SaaS business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on premise and therefore, if customers demand that our platform be provided through a SaaS business model, we would be required to make additional investments to our infrastructure in order to be able to more fully provide our platform through a SaaS model so that our platform remains competitive. Such investments may involve expanding our data centers, servers, and networks and increasing our technical operations and engineering teams.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., MicroStrategy Incorporated, Paxata, Inc., Tableau Software, Inc., Talend S.A., TIBCO Software Inc., and Trifacta, Inc.
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
In addition to our direct sales force, we use channel partners such as technology alliances, solutions providers, strategic partners, and VARs to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with such channel partner. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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

•	difficulties in maintaining our company culture with a dispersed and distant workforce;

•	tax issues, including with respect to our corporate operating structure and intercompany arrangements;

•	different or weaker protection of our intellectual property;

•	economic weakness or currency-related crises;

•
compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur;

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
We have undertaken, and might undertake additional, corporate operating restructurings that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and its objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. Such restructurings increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017, and we are continuing to evaluate its impact as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. One BEPS proposal redefines a “permanent establishment” under treaty tax law, and changes how profits would be attributed to the permanent establishment. Some countries have incorporated the BEPS proposals into their laws and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of its customer’s location than do traditional “arm’s length” income sourcing provisions.
Some of the BEPS and related proposals, if enacted into law in the United States and in the foreign countries where we do business, could increase the burden and costs of our tax compliance. Moreover, such changes could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.
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

Political and economic uncertainty, particularly in the United Kingdom and the European Union, could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and the European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on our operations in the United Kingdom.
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside the United States, many of which are in the European Union. Although the United Kingdom is expected to continue its trading relationships with the European Union under a transition agreement running to year end 2020, our U.K. subsidiary could lose access to the E.U. single market and to E.U. trade agreements with other jurisdictions after that transition period, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees. In addition, depending on the final terms of Brexit and formal agreements or arrangements between the European Union and the United Kingdom, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on our products licensed to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future results of operations and cash flows.
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
Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. For example, ASC 606 became effective for our annual reporting period for the year ended December 31, 2018 and had a material impact on our operating results for the year ended December 31, 2018. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price.
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
In addition, in February 2016, FASB issued an accounting standards update on leases, requiring lessees, among other things, to recognize lease assets and lease liabilities on the balance sheet for those leases classified as operating leases under previous authoritative guidance. Effective January 1, 2019, we adopted Accounting Standards Update, or ASU, 2016-02, Leases, or ASC 842. Under ASC 842, we determine if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use assets, other current liabilities and operating lease liabilities in our consolidated balance sheets. Operating lease charges are recorded in operating expenses in our consolidated statements of operations and comprehensive income (loss). Other companies in our industry may apply these accounting principles differently than we do, adversely affecting the comparability of our consolidated financial statements. Any difficulties in implementing these and other new accounting pronouncements could cause us to fail to meet our financial reporting obligations, which could result in regulatory discipline and harm investors’ confidence in us.

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
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.
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
In addition, we have experienced increased sales and marketing expenses associated with our annual company kickoff and our annual U.S., European and Asia-Pacific Inspire user conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
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
Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personally identifiable information of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants or other service providers. In addition, hardware, software or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery or other forms of deceiving our employees, contractors and temporary staff.
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data that may be subject to privacy laws or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•	harm to customers;

•	business interruptions and delays;

•	the loss, misappropriation, corruption or unauthorized access of data;

•	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;

•	reputational damage;

•	increase to insurance premiums; and

•	foreign, federal and state governmental inquiries, any of which could have a material, adverse effect on our financial position and results of operations and harm our business reputation.
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
Any patents that we may own and rely on may be challenged or circumvented by others or invalidated through administrative process or litigation. Our current and future patent applications may not be issued with the scope of the claims we seek, if at all. In addition, any patents issued in the future may not provide us with competitive advantages, may not be enforceable in actions against alleged infringers or may be successfully challenged by third parties.
Moreover, recent amendments to U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, it may be possible for unauthorized third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.
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
Responding to any infringement claim, regardless of its validity, or discovering the use of certain types of open source software code in our platform could harm our business, operating results, and financial condition, by, among other things:

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

Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve. Various federal, state, and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the European Union adopted a new law regarding data practices called the General Data Protection Regulation, or GDPR, which became effective in May 2018, and supersedes previous EU data protection legislation. The GDPR imposes stringent EU data protection requirements, which could increase the risk of non-compliance and the costs of providing our products and services in a compliant matter. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or 4% of total worldwide annual turnover. In addition, the California Consumer Privacy Act, or CCPA, a California privacy law that became effective on January 1, 2020, gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 had not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, NOLs from tax years that began after December 31, 2017 do not expire, but NOLs from tax years that began before January 1, 2018 expire after 20 years. Further, under the Tax Act, although the treatment of tax losses generated in taxable years ending before December 31, 2017 has generally not changed, tax losses generated in taxable years beginning after December 31, 2017 may offset no more than 80% of taxable income annually. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act.
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
In 2019, we changed our independent registered public accounting firm due to the possible appearance of a business relationship contrary to auditor independence standards as a result of the accounting firm’s increased use of, and communications and services related to, our software platform with its clients and prospective clients in 2018. If our prior registered independent accounting firm were to determine that it was not independent in prior years, we may be required to have such financial statements audited and reviewed by another independent registered public accounting firm. Moreover, our current registered independent accounting firm may interpret accounting rules differently than our former firm.

In January 2019, we dismissed our former independent registered public accounting firm, PricewaterhouseCoopers LLP, or PwC, and engaged Deloitte & Touche LLP, or Deloitte, to serve in that role. PwC, our prior independent registered public accounting firm, has purchased our products and services from time to time in the ordinary course of business in arms-length transactions. Our sales to PwC through the date of their dismissal have been immaterial; however, in January 2019, following an internal review by PwC, PwC notified us that it had increased its use of, and communications and services related to, our software platform with its clients and prospective clients in 2018 and that this created the possible appearance of a business relationship contrary to auditor independence standards. PwC communicated to us that this concern did not extend to 2017 or any prior year. As a result of the foregoing, we dismissed PwC as our independent registered public accounting firm in January 2019. In the future, if it were to be determined that PwC was not independent for 2017 or prior years, the financial statements audited by PwC may have to be audited and reviewed by another independent registered public accounting firm. There can be no assurance that Deloitte will reach the same conclusions as PwC regarding the application of accounting standards, management estimates or other factors affecting our financial statements in connection with such accountant’s audit and review process, and that adjustments to or restatements of our financial statements for such periods will not be required as a result.
Additionally, Deloitte, our current independent registered public accounting firm, will be reviewing and auditing our financial statements in the future. Given the complexities of public company accounting rules and the differences in how those rules are interpreted by various accounting firms, it is possible that Deloitte will require us to characterize certain transactions or present financial data differently than was approved by our former independent registered public accounting firm. Similarly, it is possible that Deloitte will disagree with the way we have presented financial results in prior periods, in which case we may be required to restate those financial results. In either case, these changes could negatively impact our future financial results or previously reported financial results, could subject us to the expense and other consequences of restating our prior financial statements, and could lead to government investigation or stockholder litigation.
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
We may be adversely affected by natural disasters, pandemics and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, in December 2019 and January 2020, an outbreak of a new strain of coronavirus in Wuhan, China has resulted in travel disruption and has affected certain companies’ operations in China. At this point, the extent to which the coronavirus may impact our results is uncertain. Further, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
The Notes (as defined in Note 9, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Annual Report) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Annual Report or for reasons unrelated to our operations, many of which are beyond our control, such as reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
As a result of meeting certain conditional conversion criteria during the quarter ended December 31, 2019, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending March 31, 2020. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability in the future, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of December 31, 2019.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $147.19 through December 31, 2019. In addition to factors discussed in this Annual Report, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•	overall performance of the equity markets;

•	actual or anticipated fluctuations in our revenue and other operating results;

•	changes in the financial projections we may provide to the public or our failure to meet these projections;

•
failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;

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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 65.3 million shares of our Class A and Class B common stock outstanding as of December 31, 2019. All shares of our common stock are freely tradable, without restrictions or further registration under the

Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
We have issued and may in the future issue our shares of common stock or securities convertible into shares of our common stock from time to time in connection with a financing, acquisition, investment, or otherwise. Any such issuance could result in substantial dilution to our existing stockholders and cause the market price of our Class A common stock to decline.
The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2019, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Our corporate headquarters are located in Irvine, California, where we occupy facilities totaling approximately 70,000 square feet under a lease agreement that expires in August 2025. We also maintain offices in California, Colorado, Illinois, Massachusetts, Michigan, New York, Texas, and Virginia in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom.
We intend to procure additional space as we add employees and expand geographically. In October 2019, we entered into a new operating lease agreement for approximately 180,000 square feet of office space located in Irvine, California that will eventually replace our existing corporate headquarters. The initial lease term of 84 months is anticipated to commence on or about

March 23, 2020. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

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
Holders of Record
As of February 7, 2020, there were 44 registered holders of our Class A common stock and 22 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019 and is incorporated herein by reference.
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
The following tables provide our historical selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2019, 2018, and 2017 and the selected consolidated balance sheet data as of December 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Annual Report. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2016 and 2015 and the selected consolidated balance sheet data as of December 31, 2017, 2016, and 2015 from our audited consolidated financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 on a modified retrospective basis. Financial results for the years ended December 31, 2018 and 2019 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605, Revenue Recognition, or ASC 605. The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$417,910	$253,570	$131,607	$85,790	$53,821
Cost of revenue (1)(2)	39,151	22,800	21,803	16,026	10,521
Gross profit	378,759	230,770	109,804	69,764	43,300
Operating expenses:
Research and development (1)	69,100	43,449	29,342	17,481	11,103
Sales and marketing (1)(2)	191,735	109,284	66,420	57,585	43,244
General and administrative (1)	79,943	48,267	32,241	17,720	10,039
Total operating expenses	340,778	201,000	128,003	92,786	64,386
Income (loss) from operations	37,981	29,770	(18,199)	(23,022)	(21,086)
Interest expense	(21,844)	(7,378)	—	—	—
Other income (expense), net	10,434	3,042	(205)	(1,028)	(186)
Loss on induced conversion and debt extinguishment	(20,507)	—	—	—	—
Income (loss) before provision for (benefit of) income taxes	6,064	25,434	(18,404)	(24,050)	(21,272)
Provision for (benefit of) income taxes	(21,079)	(2,586)	(905)	208	178
Net income (loss)	$27,143	$28,020	$(17,499)	$(24,258)	$(21,450)
Less: Accretion of Series A redeemable convertible preferred stock	—	—	(1,983)	(6,442)	(2,603)
Net income (loss) attributable to common stockholders	$27,143	$28,020	$(19,482)	$(30,700)	$(24,053)
Net income (loss) per share attributable to common stockholders, basic (3)	$0.43	$0.46	$(0.37)	$(0.95)	$(0.76)
Net income (loss) per share attributable to common stockholders, diluted (3)	$0.40	$0.43	$(0.37)	$(0.95)	$(0.76)

(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$1,634	$797	$485	$106	$34
Research and development	6,954	3,699	1,635	338	239
Sales and marketing	12,659	6,153	2,302	1,281	800
General and administrative	11,878	5,998	4,519	1,559	409
Total	$33,125	$16,647	$8,941	$3,284	$1,482

(2)	Amounts include amortization of intangible assets as follows:

	Year Ended December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Cost of revenue	$3,801	$1,809	$1,213	$—	$—
Sales and marketing	221	220	12	—	—
Total	$4,022	$2,029	$1,225	$—	$—

(3)
See Note 2, Significant Accounting Policies, and Note 17, Basic and Diluted Net Income (Loss) Per Share, of the notes to our consolidated financial statements included elsewhere in this Annual Report for an explanation of the calculations of our net income (loss) per share attributable to common stockholders, basic and diluted.

	As of December 31,
	2019	2018	2017	2016	2015
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$974,865	$426,243	$194,066	$52,700	$61,143
Working capital	725,155	337,233	111,499	14,861	14,842
Total assets	1,342,338	618,167	291,416	111,415	97,138
Deferred revenue - current	83,895	84,015	110,213	71,050	44,179
Long-term convertible senior notes, net	630,321	173,647	—	—	—
Redeemable convertible preferred stock	—	—	—	99,182	92,740
Total stockholders' equity (deficit)	424,907	301,818	153,504	(77,610)	(52,911)

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Our platform has been adopted by organizations across a wide variety of industries and sizes. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services.

2019 Developments

Acquisition of ClearStory Data Inc. and Feature Labs, Inc. In April and October 2019, we acquired all of the equity interests in ClearStory Data Inc. for a total consideration of $19.6 million and in Feature Labs, Inc. for a total consideration of $25.2 million, respectively. The acquisitions were made to augment our research and develop team, machine learning capabilities and acquire certain developed technology.

Convertible Senior Notes. In August 2019, we sold $400.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2024 and $400.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2026, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of each series of convertible senior notes, in a private offering.

Key Factors Affecting Our Performance
We believe that our current and future performance are dependent on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For more information about these risks, see the section titled “Risk Factors” included elsewhere in this Annual Report. If we are unable to address these risks, our business and operating results could be adversely affected.
Expansion and Further Penetration of Our Customer Base. We employ a “land and expand” business model that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. Our current and future revenue growth and our ability to maintain profitability is dependent upon our ability to continue landing new customers and expanding the adoption of our platform by additional users within their organizations. We have increased our number of customers from 3,673 at March 31, 2018 to 6,087 at December 31, 2019. We have maintained a net expansion rate in excess of 125% in each of the periods presented. See Dollar-Based Net Expansion Rate within this Management’s Discussion and Analysis of Financial Condition and Result of Operations for additional information.
International Expansion. We have continued to focus on international markets. For the years ended December 31, 2019, 2018, and 2017, we derived 29%, 29%, and 23% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant, and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers. To capitalize on this opportunity, we intend to continue to invest in growing our presence internationally.
Investment in Growth. Operating expenses have increased from $128.0 million for the year ended December 31, 2017 to $340.8 million for the year ended December 31, 2019 as we continue investing in our business so that we can capitalize on our market opportunity. Full-time headcount has increased over this same time period from 555 employees to 1,291 employees. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We intend to continue to add headcount to our research and development team to extend the functionality and range of our platform by bringing new and improved products and services to our customers. We believe that these investments will contribute to our long-term growth, although they may adversely affect our operating results in the near term.
Market Adoption of Our Platform. A key focus of our sales and marketing efforts is to continue creating market awareness about the benefits of our platform. During the year ended December 31, 2019, we added a third annual Inspire user conference in Asia-Pacific to augment our existing events in the United States and Europe, and continued to expand the events in the United States and Europe resulting in a worldwide attendance across all three events of over 6,400. While we cannot predict customer adoption rates and demand, the future growth rate and size of the self-service data analytics market, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree to and speed with which organizations adopt self-service data analytics solutions and our platform.
Acquisitions. Our business strategy has included acquiring other complementary products, technologies, or businesses that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. In February 2018, we acquired our former distributor Alteryx ANZ Pty Limited; in April 2019, we acquired ClearStory Data, Inc. to add talented developers and compelling technology to our organization; and in October 2019, we acquired Feature Labs to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S. The consolidated financial statements include the results of operations of all of our acquired companies commencing as of their respective acquisition dates. See Note 4, Business Combinations, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these acquisitions.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Customers	3,673	3,940	4,315	4,696	4,973	5,278	5,613	6,087
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
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2018	Jun. 30, 2018	Sep. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019
Dollar-based net expansion rate	129%	129%	131%	132%	134%	133%	132%	130%

Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. We recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and a portion of revenue ratably over the subscription term. Our subscription agreements provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Revenue from professional services represented 5% or less of revenue for each of the years ended December 31, 2019, 2018, and 2017. Over the long term, we expect our revenue from professional services to continue to decrease as a percentage of our revenue. In addition, due to our “land and expand” business model, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers.
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
Sales and marketing. Sales and marketing expense consists primarily of employee-related costs, including salaries and bonuses, sales commissions, stock-based compensation expense, and employee benefit costs, for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, marketing, and management. Marketing programs consist of advertising, promotional events, such as our U.S., European, and Asia-Pacific Inspire user conferences, corporate communications, brand building, and product marketing activities, such as online lead generation.
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual company kickoff and our annual U.S., European, and Asia-Pacific Inspire user conferences, will affect our sales and marketing expense in the period in which each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
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
Interest Expense
Interest expense consists primarily of amortization of the debt discount, issuance costs, and interest expense attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale investments.
Loss on Induced Conversion and Debt Extinguishment
Loss on induced conversion and debt extinguishment is attributable to exchange agreements with certain holders of our 2023 Notes. We exchanged principal, together with accrued and unpaid interest thereon, for cash and shares of our Class A common stock.
Provision for (Benefit of) Income Taxes
Provision for (benefit of) income taxes consists primarily of accrued current and deferred income taxes imposed by the United States and foreign jurisdictions in which we conduct business. As we have expanded our international operations, we have incurred increased foreign tax expense, and we expect this trend to continue.

Results of Operations for the Years Ended December 31, 2019, 2018 and 2017
A discussion regarding our financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.
Revenue

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Revenue	$417,910	$253,570	$131,607	$164,340	64.8%	$121,963	92.7%
The increase in our revenue for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily from additional sales to existing customers as demonstrated by our net expansion rate at or over 130% for all quarters in 2019 and, to a lesser extent, the increase in our total number of customers as shown above. In addition, the average total transaction price from contracts with customers has increased, in part, due to an increase in the volume of multi-year deals.
Cost of Revenue and Gross Margin

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Cost of revenue	$39,151	$22,800	$21,803	$16,351	71.7%	$997	4.6%
% of revenue	9.4%	9.0%	16.6%
Gross margin	90.6%	91.0%	83.4%
Cost of revenue increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in employee-related costs, including stock-based compensation expense of $5.6 million and an increase of $5.0 million in royalties due to increased usage of third-party syndicated data and, to a lesser extent, higher royalty rates and new agreements with third-party syndicated data providers in the current year. The increase was also attributable to an increase in the amortization of intangible assets of $2.0 million partly attributable to the acquisition of ClearStory Data and an increase in consulting and outsourced labor of $1.5 million due to the increased utilization of third-party contractors.
As of December 31, 2019, we had 102 cost of revenue personnel compared to 73 as of December 31, 2018.
The decrease in gross margin for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was the result of an increase in royalties expense as discussed above. This decrease was offset in part by an increase in the proportion of revenue from subscriptions relative to revenue from professional services, as well as an increase in the use of Alteryx Community for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue.
Research and Development

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Research and development	$69,100	$43,449	$29,342	$25,651	59.0%	$14,107	48.1%
% of revenue	16.5%	17.1%	22.3%
Research and development expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in employee-related costs, including stock-based compensation expense, of $22.4 million resulting from an increase in headcount, partly attributable to current year acquisitions of ClearStory Data and Feature Labs. The increase is also impacted by the timing within the period, and the market in which, the headcount was added, as well as an increase in bonus expense due to the overachievement of bonus targets. In addition, there was an increase of $1.0 million in consulting and professional fees due to the utilization of contractors for certain development projects and an increase of $2.3 million in overhead costs to support the additional headcount.
As of December 31, 2019, we had 302 research and development personnel compared to 212 as of December 31, 2018.
Sales and Marketing

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$191,735	$109,284	$66,420	$82,451	75.4%	$42,864	64.5%
% of revenue	45.9%	43.1%	50.5%
Sales and marketing expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in employee-related costs, including stock-based compensation, of $62.5 million resulting from an increase in headcount and higher commissions expense associated with an increase in total bookings. In addition, we had an increase of $11.4 million in marketing programs, including costs associated with our expansion of our Inspire user conference in the U.S., Europe and Asia-Pacific regions, and an increase of $2.7 million in consulting and professional fees.
As of December 31, 2019, we had 639 sales and marketing personnel compared to 398 as of December 31, 2018.
General and Administrative

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$79,943	$48,267	$32,241	$31,676	65.6%	$16,026	49.7%
% of revenue	19.1%	19.0%	24.5%
General and administrative expense increased for the year ended December 31, 2019 as compared to the year ended December 31, 2018 primarily due to an increase in employee-related costs, including stock-based compensation, of $25.0 million resulting from an increase in headcount and an increase in bonus expense due to the overachievement of bonus targets and an increase of $4.3 million in consulting and professional fees related to infrastructure expansion projects and processes, including the implementation of certain accounting standards.
As of December 31, 2019, we had 248 general and administrative personnel compared to 134 as of December 31, 2018.
Interest Expense

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(21,844)	$(7,378)	—	(14,466)	*	$(7,378)	*

*	Not meaningful
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively. The increase in interest expense for the year ended December 31, 2019 as compared to the year ended December 31, 2018 is due to the higher aggregate interest expense related to the issuance of the 2024 & 2026 Notes in the year ended December 31, 2019.
Other Income (Expense), Net

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$10,434	$3,042	$(205)	$7,392	*	$3,247	*

*	Not meaningful
The increase in other income, net for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily attributable to an increase in interest income due to an increase in balances of available-for-sale securities and by an increase in gains on foreign currency remeasurement.

Loss on Induced Conversion and Debt Extinguishment

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Loss on induced conversion and debt extinguishment	$(20,507)	$—	$—	$(20,507)	*	$—	*

*	Not meaningful
Loss on induced conversion and debt extinguishment is attributable to exchange agreements entered into during the year ended December 31, 2019 with certain holders of our 2023 Notes. We exchanged principal, together with accrued and unpaid interest thereon, for cash and shares of our Class A common stock.
Benefit of Income Taxes

	Year Ended December 31,			2019 vs 2018		2018 vs 2017
	2019	2018	2017	$ Change	% Change	$ Change	% Change
	(in thousands, except percentages)
Benefit of income taxes	$(21,079)	$(2,586)	$(905)	$(18,493)	*	$(1,681)	*

*	Not meaningful
The change in the benefit of income taxes for the year ended December 31, 2019 as compared to the year ended December 31, 2018 was primarily due to a decrease in pre-tax income and discrete tax benefits of $13.5 million related to excess tax deductions from settled stock options and RSUs during the year ended December 31, 2019.
Liquidity and Capital Resources

A discussion of our liquidity and capital resources for the year ended December 31, 2017 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included in our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the SEC on March 8, 2018.

	As of December 31,			2019 vs 2018	2018 vs 2017
	2019	2018	2017	$ Change	$ Change
	(in thousands)
Cash and cash equivalents and short-term and long-term investments	$974,865	$426,243	$194,066	$548,622	$232,177
Working capital	725,155	337,233	111,499	387,922	225,734
The increase in cash and marketable securities from December 31, 2019 to December 31, 2018 is primarily associated with our offering and sale of $400.0 million in aggregate principal amount of our 2024 Notes and $400.0 million in aggregate principal amount of our 2026 Notes during the year ended December 31, 2019, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of each of the 2024 Notes and 2026 Notes, in a private offering. This was offset in part by the purchase of capped call transactions with respect to our Class A common stock of $87.4 million and the exchange of a portion of our 2023 Notes of $145.2 million.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2019	2018	2017
	(in thousands)
Net cash provided by operating activities	$34,192	$26,089	$19,105
Net cash used in investing activities	(277,131)	(270,858)	(66,421)
Net cash provided by financing activities	563,846	215,980	135,701
Operating Activities
Our net income (loss) and cash flow from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth.
For the year ended December 31, 2019, net cash provided by operating activities was $34.2 million. Net cash provided by operating activities primarily reflected net income of $27.1 million and net non-cash activity of $58.4 million, offset in part by a change in operating assets and liabilities of $51.4 million.
For the year ended December 31, 2018, net cash provided by operating activities was $26.1 million. Net cash provided by operating activities primarily reflected net income of $28.0 million and net non-cash activity of $24.7 million, offset in part by a change in operating assets and liabilities of $26.7 million.
The increase in non-cash activity was primarily driven by $18.6 million of amortization of debt discount and issuance costs and a $20.5 million loss on induced conversion due to the issuance of our 2024 & 2026 Notes and repurchase of our 2023 Notes in August 2019, stock-based compensation expense of $33.1 million due to higher headcount and additional stock-based awards, partially offset by deferred income taxes of $22.8 million primarily associated with excess tax deductions from exercised stock options and settled RSUs.
The change in operating assets and liabilities is primarily driven by higher sales volume which resulted in the following:

•	an increase in accounts receivable of $35.3 million due to higher billings;

•	an increase in deferred commissions of $20.5 million due to higher commissions earned;

•
an increase in prepaid expenses, other current assets and other assets of $35.0 million, primarily due to a $30.1 million increase of contract assets related to an increase in the volume of multi-year deals;

•	an increase in accrued payroll and payroll-related liabilities of $28.7 million due to higher commissions earned and higher accrued bonuses earned; and

•
an increase in accrued expenses, other current liabilities, operating lease liabilities and other liabilities of $8.1 million due to an increase in sales tax and VAT payable, accrued royalty costs, expenses, and interest, offset by payments on operating lease liabilities.

Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, and cash used in our business acquisitions.
Net cash used in investing activities for the year ended December 31, 2019 was $277.1 million, consisting primarily of $224.7 million of net purchases of investments, $40.9 million of net cash paid in connection with our business acquisitions, and $11.5 million of purchases of property and equipment.
Net cash used in investing activities for the year ended December 31, 2018 was $270.9 million, consisting primarily of $260.6 million of net purchases of investments, $3.5 million of net cash paid in connection with our business acquisitions, and $6.7 million of purchases of property and equipment.
Financing Activities
Our financing activities consist primarily of proceeds from, and costs associated with, the issuances and/or payments of common stock and convertible senior notes, including purchases of capped calls, proceeds from the exercise of stock options, and minimum tax withholding paid on behalf of employees for RSUs.
Net cash provided by financing activities for the year ended December 31, 2019 was $563.8 million, consisting primarily of proceeds from the issuance of the 2024 & 2026 Notes of $783.3 million, $20.2 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This was offset in part by principal payments on our 2023 Notes of $145.2 million, purchase of the capped calls related to the 2024 & 2026 Notes of $87.4 million and the minimum tax withholding paid on behalf of employees for RSUs of $10.6 million.
Net cash provided by financing activities for the year ended December 31, 2018 was $216.0 million, consisting primarily of proceeds from the issuance of the 2023 Notes of $224.2 million and $14.2 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, offset in part by the purchase of the capped calls related to the 2023 Notes of $19.1 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSUs will likely increase.
Contractual Obligations and Commitments
The following table summarizes our contractual obligations, including interest, as of December 31, 2019:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases (1)	116,985	11,675	35,072	32,450	37,788
Convertible senior notes and related interest	924,059	6,240	12,848	496,971	408,000
Purchase obligations (2)	32,875	16,270	16,605	—	—
Total	$1,073,919	$34,185	$64,525	$529,421	$445,788

(1)
We have leases that expire at various dates through 2028. Amount includes signed leases for which the commencement date has not yet occurred. See Note 14, Leases, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these leases.

(2)	Purchase obligations relate primarily to non-cancellable agreements for license and royalty agreements.
Unrecognized tax benefits as of December 31, 2019 were $7.6 million, of which $2.6 million would result in a potential cash payment of taxes and $5.0 million would result in a reduction in certain NOLs. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition, we had no material accruals for interest or penalties related to uncertain tax positions in our consolidated balance sheets as of December 31, 2019 and 2018.
A portion of the consideration from recent acquisitions is subject to earn-out and hold back provisions. As of December 31, 2019, we have a liability of $0.5 million related to earn-out provisions and $2.9 million related to hold back funds included in other liabilities in our consolidated balance sheet. This balance has not been included in the table above because of the uncertainty regarding the final value of the consideration.
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

Off-Balance Sheet Arrangements
As of December 31, 2019, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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
Convertible Senior Notes
In accounting for the issuance of our Notes, we separated each series of these Notes into liability (debt) and equity components of the instrument. The carrying amount of the debt component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the debt component from the principal amount. The difference between the principal amount of each series of our Notes and its respective fair value of debt component are amortized to interest expense over its respective terms using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes is presented within additional paid-in-capital, and will not be remeasured as long as it continues to meet the requirements for equity classification. These assumptions involve inherent uncertainties and management judgment. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
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

Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in this Annual Report for a description of recent accounting pronouncements.

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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $974.9 million as of December 31, 2019. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2019 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alteryx, Inc. and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows for the years ended December 31, 2019 and 2018, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years ended December 31, 2019 and 2018, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.
Changes in Accounting Principle
As discussed in Note 2 to the financial statements, effective January 1, 2019, the Company adopted FASB ASC 842, Leases, using the modified retrospective approach.
As discussed in Note 3 to the financial statements, effective January 1, 2018, the Company adopted FASB ASC 606, Revenue from Contracts with Customers, using the modified retrospective approach.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Convertible Senior Notes - Refer to Note 9 to the Financial Statements
Critical Audit Matter Description
In August 2019, the Company issued $400 million of 0.5% convertible senior notes due August 1, 2024 and $400 million of 1% convertible senior notes due August 1, 2026 (together, the “Notes”). In accounting for the issuance of the Notes, management allocated the total proceeds into liability and equity components. The carrying amount of the liability component was calculated by estimating the fair value of similar notes that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the liability component from the principal amount of the Notes. The valuation model used in determining the fair value of the liability component for the Notes, includes inputs subject to management's judgment including the nonconvertible borrowing rate. The determination of the nonconvertible borrowing rate is complex and involves significant judgment exercised by management.
Given the inherent complexity and significant judgments made by management in determining the nonconvertible borrowing rate, the related audit effort required a higher degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the nonconvertible borrowing rate included the following, among others:

•	We tested the effectiveness of controls over management’s valuation of the liability component of the Notes, including those related to the determination of the nonconvertible borrowing rate.

•
With the assistance of our fair value specialists, we developed independent estimates of the nonconvertible borrowing rate and the liability component of the Notes and compared our estimates to the Company’s estimates.

/s/ Deloitte & Touche LLP
Los Angeles, California
February 14, 2020
We have served as the Company’s auditor since 2019.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alteryx, Inc.

Opinion on the Financial Statements

We have audited the consolidated statements of operations and comprehensive income (loss), redeemable convertible preferred stock and stockholders’ equity, and cash flows of Alteryx, Inc. and its subsidiaries (the “Company”) for the year ended December 31, 2017, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
Los Angeles, California
March 7, 2018

We served as the Company's auditor from 2012 to 2018.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Revenue	$417,910	$253,570	$131,607
Cost of revenue	39,151	22,800	21,803
Gross profit	378,759	230,770	109,804
Operating expenses:
Research and development	69,100	43,449	29,342
Sales and marketing	191,735	109,284	66,420
General and administrative	79,943	48,267	32,241
Total operating expenses	340,778	201,000	128,003
Income (loss) from operations	37,981	29,770	(18,199)
Interest expense	(21,844)	(7,378)	—
Other income (expense), net	10,434	3,042	(205)
Loss on induced conversion and debt extinguishment	(20,507)	—	—
Income (loss) before benefit of income taxes	6,064	25,434	(18,404)
Benefit of income taxes	(21,079)	(2,586)	(905)
Net income (loss)	$27,143	$28,020	$(17,499)
Less: Accretion of Series A redeemable convertible preferred stock	—	—	(1,983)
Net income (loss) attributable to common stockholders	$27,143	$28,020	$(19,482)
Net income (loss) per share attributable to common stockholders, basic	$0.43	$0.46	$(0.37)
Net income (loss) per share attributable to common stockholders, diluted	$0.40	$0.43	$(0.37)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	63,424	60,829	53,006
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	68,661	64,744	53,006
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	714	(22)	(217)
Foreign currency translation adjustments, net of tax	(1,669)	(195)	(128)
Other comprehensive loss, net of tax	$(955)	$(217)	$(345)
Total comprehensive income (loss)	$26,188	$27,803	$(17,844)

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$409,949	$89,974
Short-term investments	376,995	239,718
Accounts receivable, net of allowance for doubtful accounts and sales reserves of $2,662 and $2,297 as of December 31, 2019 and December 31, 2018, respectively	129,912	94,922
Prepaid expenses and other current assets	55,129	37,199
Total current assets	971,985	461,813
Property and equipment, net	20,296	11,729
Operating lease right-of use assets	33,600	—
Long-term investments	187,921	96,551
Goodwill	36,910	9,494
Intangible assets, net	22,083	7,491
Other assets	69,543	31,089
Total assets	$1,342,338	$618,167
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,383	$5,028
Accrued payroll and payroll related liabilities	53,683	24,659
Accrued expenses and other current liabilities	31,715	10,878
Deferred revenue	83,895	84,015
Convertible senior notes, net	68,154	—
Total current liabilities	246,830	124,580
Convertible senior notes, net	630,321	173,647
Deferred revenue	2,733	2,130
Operating lease liabilities	29,293	—
Other liabilities	2,660	4,345
Deferred income tax, net	5,594	11,647
Total liabilities	917,431	316,349
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2019 and December 31, 2018, respectively; no shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 52,056 and 37,832 shares issued and outstanding, as of December 31, 2019 and December 31, 2018, respectively; 500,000 Class B shares authorized, 13,204 and 23,748 shares issued and outstanding as of December 31, 2019 and December 31, 2018, respectively	7	6
Additional paid-in capital	412,191	315,291
Retained earnings (accumulated deficit)	14,235	(12,908)
Accumulated other comprehensive loss	(1,526)	(571)
Total stockholders’ equity	424,907	301,818
Total liabilities and stockholders’ equity	$1,342,338	$618,167
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Redeemable Convertible Preferred Stock and Stockholders’ Equity
(in thousands)

	Redeemable Convertible Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balances at December 31, 2016	14,647	$99,182	32,674	$3	$8,443	$(86,047)	$(9)	$(77,610)
Issuance of common stock in initial public offering, net of issuance costs of $3,344	—	—	10,350	1	131,412	—	—	131,413
Accretion of Series A redeemable convertible preferred stock issuance costs and redemption feature	—	1,983	—	—	(1,983)	—	—	(1,983)
Conversion redeemable convertible preferred stock to common stock	(14,647)	(101,165)	14,647	1	101,164	—	—	101,165
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	—	—	1,687	—	3,655	—	—	3,655
Equity issued in business combination	—	—	265	—	5,285	—	—	5,285
Stock-based compensation	—	—	—	—	8,886	—	—	8,886
Equity settled contingent consideration	—	—	12	—	375	—	—	375
Excess tax benefit from stock-based compensation	—	—	—	—	162	—	—	162
Cumulative translation adjustment	—	—	—	—	—	—	(128)	(128)
Unrealized loss on investments	—	—	—	—	—	—	(217)	(217)
Net loss	—	—	—	—	—	(17,499)	—	(17,499)
Balances at December 31, 2017	—	—	59,635	5	257,399	(103,546)	(354)	153,504
Cumulative effect of adoption of ASC 606	—	—	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	—	—	1,925	1	11,424	—	—	11,425
Stock-based compensation	—	—	—	—	16,647	—	—	16,647
Equity settled contingent consideration	—	—	19	—	656	—	—	656
Equity component of 2023 Notes, net of issuance costs and tax	—	—	—	—	43,569	—	—	43,569
Purchase of capped calls, net of tax	—	—	—	—	(14,545)	—	—	(14,545)
Cumulative translation adjustment	—	—	—	—	—	—	(195)	(195)
Unrealized loss on investments	—	—	—	—	—	—	(22)	(22)
Net income	—	—	—	—	—	28,020	—	28,020
Balances at December 31, 2018	—	—	61,579	6	315,291	(12,908)	(571)	301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	—	—	1,755	—	9,513	—	—	9,513
Induced conversion on 2023 Notes, net of tax			2,190	1	(7,905)			(7,904)
Extinguishment of capped calls	—	—	(285)	—	—	—	—	—

Stock-based compensation	—	—	—	—	33,125	—	—	33,125
Equity settled contingent consideration	—	—	21	—	750	—	—	750
Equity component of 2024 & 2026 Notes, net of issuance costs and tax	—	—	—	—	124,173	—	—	124,173
Purchase of capped calls, net of tax	—	—	—	—	(66,499)	—	—	(66,499)
Cumulative translation adjustment	—	—	—	—	—	—	(1,669)	(1,669)
Unrealized gain on investments	—	—	—	—	—	—	714	714
Net income	—	—	—	—	—	27,143	—	27,143
Balances at December 31, 2019	—	$—	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$27,143	$28,020	$(17,499)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,292	5,218	3,484
Non-cash operating lease cost	5,088	—	—
Stock-based compensation	33,125	16,647	8,886
Amortization (accretion) of discounts and premiums on investments, net	(3,030)	(1,382)	473
Amortization of debt discount and issuance costs	18,625	6,652	—
Deferred income taxes	(22,844)	(3,434)	(1,425)
Loss on induced conversion and debt extinguishment	20,507	—	—
Other non-cash operating activities, net	(1,328)	1,024	2,235
Changes in operating assets and liabilities, net of effect of business acquisitions
Accounts receivable	(35,325)	(45,640)	(15,325)
Deferred commissions	(20,461)	(12,741)	(3,663)
Prepaid expenses and other current assets and other assets	(34,971)	(16,077)	(3,508)
Accounts payable	2,319	4,530	(1,483)
Accrued payroll and payroll related liabilities	28,651	12,898	4,047
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	8,091	1,315	3,048
Deferred revenue	310	29,059	39,835
Net cash provided by operating activities	34,192	26,089	19,105
Cash flows from investing activities:
Purchases of property and equipment	(11,453)	(6,728)	(3,669)
Cash paid in business acquisitions, net of cash acquired	(40,949)	(3,537)	(9,097)
Purchases of investments	(602,703)	(445,705)	(91,517)
Sales and maturities of investments	377,974	185,112	37,862
Net cash used in investing activities	(277,131)	(270,858)	(66,421)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of issuance costs	783,321	224,246	—
Principal payments on 2023 Notes	(145,241)	—	—
Purchase of capped calls	(87,360)	(19,113)	—
Proceeds from receipt of Section 16(b) disgorgement	4,918	—	—
Proceeds from initial public offering, net of underwriting commissions and discounts	—	—	134,757
Payment of initial public offering costs	—	—	(2,396)
Proceeds from exercise of stock options	20,156	14,154	4,342
Minimum tax withholding paid on behalf of employees for restricted stock units	(10,643)	(2,730)	(674)
Other financing activity	(1,305)	(577)	(328)
Net cash provided by financing activities	563,846	215,980	135,701
Effect of exchange rate changes on cash and cash equivalents	(444)	(166)	25
Net increase (decrease) in cash, cash equivalents, and restricted cash	320,463	(28,955)	88,410
Cash, cash equivalents, and restricted cash—beginning of year	$90,961	$119,916	$31,506
Cash, cash equivalents, and restricted cash—end of year	$411,424	$90,961	$119,916
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2019	2018	2017
Supplemental disclosure of cash flow information:
Cash paid for interest	$930	$617	$—
Cash paid for income taxes	$1,630	$1,782	$333
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$13,312	$—	$—
Property and equipment recorded in accounts payable	$2,002	$720	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$3,000	$1,200	$1,660
Contingent consideration settled through issuance of common stock	$750	$656	$375
Conversion of Series A redeemable convertible preferred stock to common shares	$—	$—	$101,165
Consideration for business acquisition from issuance of common stock	$—	$—	$5,285
Accretion of Series A redeemable convertible preferred stock	$—	$—	$1,983

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
On an ongoing basis, our management evaluates estimates and assumptions, including those related to determination of standalone selling prices of our products and services, income tax valuations, stock-based compensation, goodwill, and intangible assets valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
As of December 31, 2019 and 2018, one of our distributors accounted for 10.6% and 10.1% of our total accounts receivable balance, respectively. No other customers accounted for 10% or more of our accounts receivable balance or 10% or more of our revenue in any years presented.
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
The fair value of our certificates of deposit, commercial paper, U.S. Treasury and agency bonds, and corporate bonds were determined based on “Level 2” inputs. The valuation techniques used to measure the fair value of certificates of deposit and commercial paper included observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. The valuation techniques used to measure the fair value of U.S. Treasury and agency bonds and corporate bonds included standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets or benchmark securities and data provided by third parties as many of the bonds are not actively traded.
There were no marketable securities measured on a recurring basis in the “Level 3” category.
We have not elected the fair value option as prescribed by ASC 825, The Fair Value Option for Financial Assets and Financial Liabilities, for our financial assets and liabilities that are not otherwise required to be carried at fair value. Under ASC 820, Fair Value Measurements and Disclosures, or ASC 820, material financial assets and liabilities not carried at fair value, such as our Notes and accounts receivable and payable, are reported at their carrying values.
Cash and Cash Equivalents and Restricted Cash
We consider cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present an insignificant risk of changes in the value, including investments that mature within three months from the date of original purchase. Amounts receivable from a credit card processor of approximately $0.6 million and $0.4 million as of December 31, 2019 and 2018, respectively, are considered cash equivalents because they were both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.
We had restricted cash of $1.5 million and $1.0 million as of December 31, 2019 and 2018, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letters of credit associated with our leases and by our credit card processor.
Investments in Marketable Securities
Our investments consist of available-for-sale marketable securities. The classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. The net unrealized gains or losses on available-for-sale securities are recorded as a component of accumulated other comprehensive income (loss), net of income taxes, on the consolidated statements of redeemable convertible preferred stock and stockholders' equity.
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

Accounts Receivable, Allowance for Doubtful Accounts, and Sales Reserves
Our accounts receivable consists of amounts due from customers and are typically unsecured. Accounts receivable are recorded at the invoiced amount and are non-interest bearing.
The allowance for doubtful accounts is estimated and established by assessing individual accounts receivable over a specific age and dollar value, and all other balances are pooled based on historical collection experience. Additions to the allowance are charged to general and administrative expenses or revenue in the consolidated statements of operations and comprehensive income (loss), or against deferred revenue in the consolidated balance sheets depending on the timing of the addition in relation to the contract term. Accounts receivable are written off against the allowance when an account balance is deemed uncollectible.
We estimate a sales reserve based upon the historical adjustments made to customer billings. Such reserve is recorded as a reduction of revenue and deferred revenue in the consolidated statements of operations and comprehensive income (loss) and balance sheets, respectively.
Assets Recognized from the Costs to Obtain a Contract with a Customer
We record an asset for the incremental costs of obtaining a contract with a customer, which primarily consists of sales commissions and partner referral fees that are earned upon execution of contracts. We pay commissions for new product sales as well as for renewals of existing contracts, and partner referral fees only for new product sales. For customer contracts in which the commissions paid on new business and renewals are commensurate, we generally amortize these costs over the contractual term of the contract, consistent with the pattern of revenue recognition for each performance obligation. For customer contracts in which the commissions paid on new business and renewals are not commensurate and for partner referral fees, we amortize the costs on new business over an expected period of benefit, which we have determined to be approximately four years. The expected period of benefit was determined by taking into consideration our customer contracts, the duration of our relationships with our customers and the useful life of our technology. In capitalizing and amortizing deferred commissions and partner referral fees, we have elected to apply a portfolio approach. We include amortization of this asset in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue in our consolidated statements of operations and comprehensive income (loss) when incurred. For the years ended December 31, 2019, 2018, and 2017, we recognized royalty expense of approximately $12.2 million, $7.2 million, and $9.4 million respectively.
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
We perform valuations of assets acquired, liabilities assumed, and contingent consideration and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed, and contingent consideration requires us to use significant judgment and estimates including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, the probability of achievement of specified milestones, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired, liabilities assumed, and contingent consideration in a business combination.
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
We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of each calendar year using a quantitative assessment. At each of December 31, 2019 and 2018, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.
Revenue Recognition - ASC 605
We applied the provisions of ASC 605, as described below, to revenue recognized during the year ended December 31, 2017. For each of the years ended December 31, 2018 and 2019, the provisions of ASC 606, as described below, were applied.
Revenue was recognized when all four revenue recognition criteria had been met: persuasive evidence of an arrangement existed, the product had been delivered or the service had been performed, the fee was fixed or determinable, and collection was probable or reasonably assured. Determining whether and when some of these criteria had been satisfied often involved exercising judgment and using estimates and assumptions that could have had a significant impact on the timing and amount of revenue that was recognized. Invoiced amounts had been recorded in accounts receivable and in deferred revenue or revenue, depending on whether the revenue recognition criteria had been met.
We accounted for revenue from software and related products and services in accordance with ASC 985-605, Software, or ASC 985-605. For the duration of the license term, the customer received coterminous PCS. We did not provide PCS on a standalone or renewal basis unless the customer renewed the software subscription license and, as such, we were unable to determine vendor specific objective evidence of fair value, or VSOE, of PCS. Accordingly, revenue for the subscription-based software licenses and PCS was recognized ratably beginning on the date the license was first made available to the customer and continued through the end of the subscription term.
We also recognized revenue from the sale of a hosted version of our platform which was delivered pursuant to a hosting arrangement. Revenue from hosted services was recognized ratably beginning on the date the services were first made available to the customer and continued through the end of the contractual service term. Hosted revenue arrangements were outside the scope of ASC 986-605 software revenue recognition guidance as customers did not have the right to take possession of the software code underlying our hosted solutions.
Our arrangements may have included the resale of third-party syndicated data content pursuant to subscription arrangements, and professional services. Data subscriptions provided the customer the right to receive data that was updated periodically over the term of the license agreement, and revenue was recognized ratably over the contract period once the customer had access to the data. We recognized revenue from the resale of third-party syndicated data on a gross basis when (i) we were the primary obligor, (ii) we had latitude to establish the price charged, and (iii) we bore credit risk in the transaction. Revenue from professional services, which was comprised primarily of training and consulting services, was recognized as the services were provided.
We also entered into multiple element revenue arrangements in which a customer may have purchased a combination of software, data, and services.
For multiple element arrangements that contained only software and software-related elements, revenue was allocated and deferred for the undelivered elements based on their VSOE. In situations where VSOE existed for all elements (delivered and undelivered), the revenue to be earned under the arrangement among the various elements was allocated based on their relative fair value. For arrangements where VSOE existed only for the undelivered elements, the full fair value of the undelivered elements was deferred and the difference between the total arrangement fee and the amount deferred for the undelivered items was recognized as revenue. If VSOE did not exist for an undelivered service element, the revenue from the entire arrangement was recognized over the service period, once all services had commenced. Changes in assumptions or judgments or changes to the elements in a software arrangement could have caused a material increase or decrease in the amount of revenue recognized in a particular period.
VSOE was determined for each element, or a group of elements sold on a combined basis, such as our software and PCS, based on historical standalone sales to third parties or the price to be charged when the product or service, or group of products or services, was available. In determining VSOE, a substantial majority of the selling price for a product or service must have fallen within a reasonably narrow pricing range.
Revenue related to the delivered products or services was recognized only if (i) the above revenue recognition criteria were met, (ii) any undelivered products or services were not essential to the functionality of the delivered products and services, (iii) payment for the delivered products or services was not contingent upon delivery of the remaining products or services, and (iv) there was an enforceable claim to receive the amount due in the event that the undelivered products or services were not delivered.
For multiple-element arrangements that contained both software and non-software elements, revenue was allocated on a relative fair value basis to software or software-related elements as a group and any non-software elements separately based on the selling price hierarchy. The selling price for each deliverable was determined using VSOE of selling price, if it existed, or third-party evidence of fair value, or TPE. If neither VSOE nor TPE existed for a deliverable, best estimate of selling price, or BESP, was used. Once revenue was allocated to software or software-related elements as a group, revenue was recognized in accordance with software revenue accounting guidance. Revenue allocated to non-software elements was recognized in accordance with SEC Staff Accounting Bulletin Topic 13, Revenue Recognition. Revenue was recognized when revenue recognition criteria were met for each element.
Judgment was required to determine VSOE or BESP. For VSOE, we considered multiple factors including, but not limited to, product types, geographies, sales channels, and customer sizes and, for BESP, we also considered market conditions, competitive landscape, internal costs, gross margin objectives, and pricing practices. Pricing practices taken into consideration include historic contractually stated prices, volume discounts, where applicable, and price lists. BESP was generally used for offerings that are not typically sold on a standalone basis or when the selling prices for a product or service did not fall within a reasonably narrow pricing range.
Revenue generated from sales arrangements through distributors was recognized in accordance with our revenue recognition policies as described above at the amount invoiced to the distributor. We recognized revenue at the net amount invoiced to the distributor, as opposed to the gross amount the distributor invoiced their end customer, as we have determined that (i) we were not the primary obligor in these arrangements, (ii) we did not have latitude to establish the price charged to the end-customer, and (iii) we did not bear credit risk in the transaction with the end-customer.
Revenue Recognition - ASC 606
Our revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. The subscription-based license includes access to hosted services and software and post-contract support, or PCS, which provides the customer the right to receive when-and-if-available unspecified future updates, upgrades and enhancements, and technical product support. We implemented the provisions of ASC 606, Revenue from Contracts with Customers, or ASC 606, and all related appropriate guidance, effective as of January 1, 2018 under the modified retrospective method. The core principle of ASC 606 is to recognize revenue upon the transfer of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to adhere to this core principle, we apply the following five-step approach:

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

Contract Assets and Contract Liabilities
Timing may differ between the satisfaction of performance obligations and the invoicing and collection of amounts related to our contracts with customers. Contract assets primarily relate to unbilled amounts for contracts with customers for which the amount of revenue recognized exceeds the amount billed to the customer. Contract assets are transferred to accounts receivable when the right to invoice becomes unconditional. Contract assets are recorded as current if the invoice will be delivered to the customer within the succeeding 12-month period with the remaining recorded as long-term. Current contract assets are included in prepaid expenses and other current assets and long-term contract assets are included in other assets on our consolidated balance sheets.
Contract liabilities, or deferred revenue, are recorded for amounts that are collected in advance of the satisfaction of performance obligations. These liabilities are classified as current if the performance obligation will be satisfied during the succeeding 12-month period and the remaining portion is recorded as non-current deferred revenue in our consolidated balance sheet.
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

Software Development Costs
Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. Because our process for developing software is completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 2019 and 2018.
We account for costs to develop or obtain internal-use software in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal-use, purchased software licenses, implementation costs, and development costs related to our hosted product which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Development costs related to internal-use software were insignificant during each of the years ended December 31, 2019 and 2018 and, therefore, have not been capitalized.

Convertible Senior Notes
Our Notes (as defined in Note 9, Convertible Senior Notes, of these notes to our consolidated financial statements) are accounted for in accordance with ASC 470‑20, Debt with Conversion and Other Options, or ASC 470-20. Pursuant to ASC 470‑20, issuers of certain convertible debt instruments that have a net settlement feature and may be settled wholly or partially in cash upon conversion are required to separately account for the liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the debt component for each series of our Notes was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component for each series of our Notes was determined by deducting the fair value of the debt component from their respective principal amounts. The difference between the principal amount of each series of our Notes and its respective fair value of debt component are amortized to interest expense over its respective terms using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes is presented within additional paid-in-capital in our consolidated balance sheet, and will not be remeasured as long as it continues to meet the requirements for equity classification. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.

Leases
Through December 31, 2018, we recognized rent expense related to operating leases on a straight-line basis over the lease term and, accordingly, recorded the difference between rent payments and rent expense as a deferred rent liability. Effective January 1, 2019, we adopted ASU 2016-02, Leases, or ASC 842. See Recently Adopted Accounting Pronouncements below.
Under ASC 842, we determine if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities and operating lease liabilities in our consolidated balance sheets. Operating lease charges are recorded in operating expenses in our consolidated statements of operations and comprehensive income (loss).
Operating lease right-of-use assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. We do not separate lease and non-lease components for all underlying asset classes. As most of our leases do not provide a readily determinable implicit rate, we estimate our incremental borrowing rate to discount the lease payments based on information available at lease commencement. We determine our incremental borrowing rate for each lease based primarily on the lease term and the economic environment of the applicable country or region. The operating lease right-of-use asset also includes any lease payments made and excludes lease incentives. The lease term includes options to extend or terminate when we are reasonably certain the option will be exercised. In general, we are not reasonably certain to exercise such options. We recognize lease expense for minimum lease payments on a straight-line basis over the lease term, while variable lease payments, such as common area maintenance, are recognized as incurred. We elected the practical expedient to not recognize operating lease right-of-use assets and operating lease liabilities that arise from short-term leases (i.e., leases with a term of 12 months or less).
Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $17.8 million, $9.1 million, and $5.5 million for the years ended December 31, 2019, 2018, and 2017, respectively. Such costs primarily relate to our annual user conferences, online and print advertising as well as sponsorship of public marketing events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on the grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan. Restricted stock units, or RSUs, are valued based on the fair value of our common stock on the date of grant, less our expected dividend yield. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met using the graded vesting method. Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations and comprehensive income (loss) based on the classification of the individual earning the award.
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

•	Estimated dividend yield. The expected dividend is assumed to be zero as we have never declared or paid any cash dividends and do not currently intend to declare dividends in the foreseeable future.
In addition, prior to 2018, we were required to estimate at the time of grant the expected forfeiture rate and only recognize expense for those stock-based awards expected to vest. Our estimated forfeiture rate was based on our estimate of pre-vesting award forfeitures. As a result of our adoption of ASU 2016-09 effective January 1, 2018, we now account for forfeitures as they occur rather than estimating a forfeiture rate at the time of grant.
The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of judgment. As a result, if factors change or we use different assumptions, stock-based compensation expense could be materially different in the future.
Foreign Currency Remeasurement, Translation, and Transactions
The functional currency of our wholly owned subsidiaries is the currency of the primary economic environment in which the entity operates. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (expense), net in our consolidated statements of operations and comprehensive income (loss). Our foreign subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, (ii) the average exchange rates prevailing during the period for revenues and expenses, and (iii) historical exchange rates for equity. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholder’s equity in the consolidated balance sheets.
Transactions denominated in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the period and when the related receivable or payable is settled, which are recorded in other income (expense), net. Transaction gains (losses) were $1.0 million, ($1.5 million), and ($0.3 million) for the years ended December 31, 2019, 2018, and 2017, respectively.
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
We also utilize the guidance in ASC 740 to account for uncertain tax positions. ASC 740 contains a two-step approach to recognizing and measuring uncertain tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount which is more likely than not to be realized and effectively settled. We consider many factors when evaluating and estimating our tax positions and tax benefits, which may require periodic adjustments and which may not accurately reflect actual outcomes. We recognize interest and penalties on unrecognized tax benefits as a component of benefit of income taxes in our consolidated statements of operations and comprehensive income (loss).
Net Income (Loss) Per Share Attributable to Common Stockholders

In periods in which we have net income, and a contingent event has been met, we apply the two-class method for calculating earnings per share. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Participating securities include convertible preferred stock and our Notes. In periods in which we have net losses after accretion of convertible preferred stock, we do not attribute losses to participating securities as they are not contractually obligated to share our losses.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options and convertible preferred stock as computed under the treasury stock method. In periods in which we incurred a net loss, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board, or FASB, issued ASU 2016-02, codified as ASC 842, which requires lessees to record the assets and liabilities arising from all leases, with the exception of short-term leases, on the balance sheet. Under ASC 842, lessees recognize a liability for lease payments and a right-of-use asset. This guidance retains the distinction between finance leases and operating leases and the classification criteria remain similar. For financing leases, a lessee will recognize the interest on a lease liability separate from amortization of the right-of-use asset. In addition, repayments of principal will be presented within financing activities, and interest payments will be presented within operating activities in the statement of cash flows. For operating leases, a lessee will recognize a single lease cost on a straight-line basis and classify all cash payments within operating activities in the statement of cash flows.
We adopted the new lease accounting standard effective January 1, 2019 using the optional transition method described in ASU 2018-11, Leases - Targeted Improvements, which was issued in July 2018. Under the optional transition method, we recognized the cumulative effect of initially applying the guidance as an adjustment to the operating lease right-of-use assets and operating lease liabilities on our consolidated balance sheet on January 1, 2019 in the amount of $24.8 million without retrospective application to comparative periods. The adoption of ASC 842 did not have an impact on retained earnings (accumulated deficit) on our consolidated balance sheet as of January 1, 2019 and did not have a material impact on our consolidated statements of operations and comprehensive income (loss). We elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward our historical assessments of whether contracts are or contain leases, lease classification and initial direct costs. See Note 14, Leases, of these notes to our consolidated financial statements for additional details.
Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we will be required to use a forward-looking expected credit loss model for accounts receivables and other commitments to extend credit. This pronouncement is effective for reporting periods beginning after December 15, 2019. Our analysis and evaluation of the new standard and its potential impact on our consolidated financial statements will continue through its effective date in the first quarter of 2020.
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

3. Revenue
We adopted the new revenue recognition accounting standard, ASC 606, effective January 1, 2018 on a modified retrospective basis and applied the new standard only to contracts that were not completed contracts prior to January 1, 2018. See Note 2, Significant Accounting Policies, of these notes to our consolidated financial statements for a description of our ASC 606 revenue recognition accounting policy. Financial results for reporting periods during 2019 and 2018 are presented in accordance with the new revenue recognition standard, including quarterly information included in Note 19, Selected Quarterly Financial Data (Unaudited). Historical financial results for reporting periods prior to 2018 have not been retroactively restated and are presented in conformity with amounts previously reported under ASC 605.
Disaggregation of Revenue
The disaggregation of revenue by region, revenue by type of performance obligation, and cost of revenue by type of performance obligation was as follows (in thousands):

	Year Ended December 31,
Revenue by region:	2019	2018	2017
United States	$296,108	$178,774	$101,932
International	121,802	74,796	29,675
Total	$417,910	$253,570	$131,607

Revenue by type of performance obligation:
Subscription-based software license	$229,194	$124,669	*
PCS and services	188,716	128,901	*
Total	$417,910	$253,570	$131,607

Costs of revenue by type of performance obligation:
Subscription-based software license	$3,923	$1,505	*
PCS and services	35,228	21,295	*
Total	$39,151	$22,800	$21,803
* We adopted ASC 606 under the modified retrospective method, and therefore we did not retrospectively apply the guidance to the year ended December 31, 2017. As a result, this information is not available for the prior period.
Revenue attributable to the United Kingdom comprised 10.7% and 10.2% of total revenue for the years ended December 31, 2019 and 2018, respectively. Other than the United Kingdom for the years ended December 31, 2019 and 2018, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue recognized on our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue recognized related to PCS and services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed, and represents less than 5% of total revenue for all periods presented.
Contract Assets and Contract Liabilities
As of December 31, 2019 and 2018, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $18.5 million and $11.2 million, respectively, is included in prepaid expenses and other current assets and $39.3 million and $16.5 million, respectively, are included in other assets on our consolidated balance sheets. There were no impairments of contract assets during each of the years ended December 31, 2019 and 2018.
During the years ended December 31, 2019 and 2018, we recognized $84.0 million and $56.3 million, respectively, of revenue related to amounts that were included in deferred revenue as of January 1, 2019 and 2018, respectively.

Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of contracts. We amortize these deferred commissions proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the years ended December 31, 2019 and 2018 are presented below (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$22,391	$11,213
Adoption of ASC 606	—	(1,154)
Additional deferred commissions	55,024	30,828
Amortization of deferred commissions	(34,380)	(18,496)
Ending balance	$43,035	$22,391

As of December 31, 2019 and 2018, $17.5 million and $10.4 million, respectively, of our deferred commissions are expected to be amortized within the next 12 months, and therefore are included in prepaid assets and other current assets on our consolidated balance sheets. The remaining amount of our deferred commissions are included in other long-term assets. There were no impairments of assets related to deferred commissions during each of the years ended December 31, 2019 and 2018. There were no assets recognized related to the costs to fulfill contracts during each of the years ended December 31, 2019 and 2018 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2019 and 2018, we had an aggregate transaction price of $407.0 million and $223.1 million, respectively, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. As of December 31, 2019 and 2018, we expect to recognize $340.1 million and $196.4 million, respectively, as revenue over the next 24 months with the remaining amount recognized thereafter.
4. Business Combinations
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from acquisitions during the years ended December 31, 2019, 2018 and 2017 are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2019, 2018, and 2017 have not been presented as the impacts are not significant to our consolidated financial statements.
The consolidated financial statements include the results of operations of each acquisition commencing as of the acquisition date of the respective acquisition. Acquisition-related costs associated with the below acquisitions were not material, and are recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
2019 Acquisitions
Feature Labs, Inc.
On October 3, 2019, we acquired 100% of the outstanding equity of Feature Labs, Inc., a Delaware corporation, or Feature Labs, pursuant to an Agreement and Plan of Merger, or the Feature Labs Merger Agreement, dated as of October 2, 2019. The acquisition was made to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S. The aggregate consideration payable in exchange for all of the outstanding equity interests of Feature Labs was $25.2 million in cash, subject to customary adjustments set forth in the Feature Labs Merger Agreement.
In connection with the acquisition, we entered into employment agreements with certain employees from Feature Labs, which include up to $12.5 million in equity incentive awards based on continued employment over a period of 48 months with respect to certain time-based equity incentive awards and continued employment and the achievement of certain milestones over a period of 36 months with respect to certain performance-based equity incentive awards. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $25.2 million consisted of $7.9 million in developed technology, $18.0 million of goodwill, which was not tax deductible, and $0.7 million of net liabilities assumed.
We determined the fair value of the developed technology acquired using the multi-period excess earnings model which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Key inputs utilized in the models include a discount rate of 40.0% and estimated revenue and expense forecasts. Based on the valuation model, we determined the fair value of the developed technology to be $7.9 million with an amortization period of 7.0 years.
ClearStory Data Inc.
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the ClearStory Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the ClearStory Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date, which is included in accrued expenses and other current liabilities on our consolidated balance sheets as of December 31, 2019.
In connection with the acquisition, we entered into employment agreements with certain employees from ClearStory Data, which include up to $6.0 million in aggregate cash payments based on the achievement of certain milestones over a period of 24 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $19.6 million consisted of $10.7 million in developed technology, $9.5 million of goodwill, which is tax deductible, and $0.6 million of net liabilities assumed.
We determined the fair value of the developed technology acquired using the replacement cost model which uses estimated costs to recreate the technology. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820. Key inputs utilized in the models include a discount rate of 20% and estimated costs to recreate the technology. Based on the valuation model, we determined the fair value of the developed technology to be $10.7 million with an amortization period of 4.0 years.
2018 Acquisition
Alteryx ANZ Pty Limited
In February 2018, we acquired 100% of the outstanding equity of Alteryx ANZ Pty Limited, or Alteryx ANZ, in Sydney, Australia, our exclusive master distributor in Australia and New Zealand. The total purchase consideration for the acquisition was approximately $5.7 million consisting of (i) $3.3 million in cash consideration, (ii) $1.2 million in contingent consideration payable in cash, and (iii) $1.2 million for the settlement of preexisting relationships.
The allocation of the total purchase price for this acquisition was $3.2 million of net tangible assets, $1.6 million of identifiable intangible assets, consisting of customer contracts and relationships, and $0.9 million of residual goodwill, which was not tax deductible.
We determined the fair value of the customer contracts and relationships acquired in the acquisition using the multi-period excess earnings model. This model utilizes certain unobservable inputs, including discounted cash flows, historical and projected financial information, and customer attrition rates, classified as Level 3 measurements as defined by ASC 820. Based on the valuation models, we determined the fair value of the customer contracts and relationships to be $1.6 million with a weighted-average amortization period of 7.0 years.
A portion of the consideration for the acquisition is subject to earn-out provisions. Additional contingent earn-out consideration of up to $1.5 million may be paid out to the former shareholder of Alteryx ANZ over two years upon the achievement of specified milestones. We utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. Based on this valuation model, we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date. See Note 5, Fair Value Measurements, of these notes to our consolidated financial statements for additional information on contingent earn-out consideration.
2017 Acquisitions
Semanta, s.r.o. and Yhat Inc.
In January 2017, we acquired 100% of the outstanding equity of Semanta, s.r.o., or Semanta. The total purchase consideration was approximately $5.6 million. The acquisition of Semanta included cash consideration held back for customary indemnification matters for a period of 24 months following the acquisition date.
A portion of the consideration for the Semanta acquisition was subject to earn-out provisions. Additional contingent earn-out consideration of up to $2.3 million in shares of our Class A common stock was eligible to be paid out to the former shareholders of Semanta over two years upon the achievement of specified milestones. The number of shares that were issued was determined based on the total dollar value of consideration earned upon the achievement of a particular milestone divided by the prior 20-day average trading value of our Class A common stock calculated at the time of the issuance. We utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. Based on this valuation model, we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date.
In May 2017, we acquired 100% of the outstanding equity of Yhat Inc., or Yhat. The total purchase consideration was approximately $10.8 million. A portion of the cash consideration in the Yhat acquisition was held in escrow pursuant to the terms of the acquisition agreement and reflected in goodwill.
The total purchase consideration for these acquisitions was approximately $16.4 million and consisted of $9.2 million in completed technology, $8.7 million of goodwill and $1.5 million of net liabilities assumed. We determined the fair value of the completed technology acquired in the acquisitions of Yhat and Semanta during the year ended December 31, 2017 using the multi- period excess earnings and the replacement cost models. These models utilize certain unobservable inputs classified as Level 3 measurements as defined by ASC 820. Key inputs utilized in the models include discount rates ranging from 35% to 45%, a market participant tax rate of 40%, an estimated level of future cash flows based on current product and market data, and estimated costs to recreate the technology. Based on the valuation models, we determined the fair value of the completed technology to be $9.2 million with a weighted-average amortization period of 5.7 years.

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments (in thousands):

	As of December 31, 2019
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,039	$—	$53,039	$53,039	$—	$—
Level 1:
Money market funds	223,580	—	223,580	223,580	—	—
Subtotal	223,580	—	223,580	223,580	—	—
Level 2:
Commercial paper	217,140	(6)	217,134	98,325	118,809	—
Certificates of deposit	1,000	—	1,000	—	—	1,000
U.S. Treasury and agency bonds	294,953	199	295,152	35,005	161,767	98,380
Corporate bonds	184,516	444	184,960	—	96,419	88,541
Subtotal	697,609	637	698,246	133,330	376,995	187,921
Level 3	—	—	—	—	—	—
Total	$974,228	$637	$974,865	$409,949	$376,995	$187,921

	As of December 31, 2018
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$78,194	$—	$78,194	$78,194	$—	$—
Level 1:
Money market funds	11,780	—	11,780	11,780	—	—
Subtotal	11,780	—	11,780	11,780	—	—
Level 2:
Commercial paper	1,313	—	1,313	—	1,313	—
Certificates of deposit	6,101	—	6,101	—	5,351	750
U.S. Treasury and agency bonds	220,136	(139)	219,997	—	158,204	61,793
Corporate bonds	108,968	(110)	108,858	—	74,850	34,008
Subtotal	336,518	(249)	336,269	—	239,718	96,551
Level 3	—	—	—	—	—	—
Total	$426,492	$(249)	$426,243	$89,974	$239,718	$96,551

There were no transfers between Level 1, Level 2, or Level 3 securities during each of the years ended December 31, 2019 and 2018. We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. We have determined the gross unrealized losses of $0.1 million and $0.2 million as of December 31, 2019 and 2018, respectively, were due to changes in market rates, and we have determined the losses are temporary in nature.
All long-term investments had maturities between one and two years in duration as of December 31, 2019 and 2018. Cash and cash equivalents, restricted cash, and investments as of December 31, 2019 and 2018 held domestically were approximately $963.4 million and $417.9 million, respectively.
Interest income from our marketable securities was $9.2 million, $5.4 million, and $0.8 million for the years ended December 31, 2019, 2018, and 2017, respectively.
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
The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) (in thousands):

	Year Ended December 31,
	2019	2018
Beginning balance	$2,143	$975
Obligations assumed	—	1,200
Change in fair value	107	624
Settlement	(1,750)	(656)
Ending balance	$500	$2,143

We recognized $0.1 million, $0.6 million and $0.2 million related to the change in fair value of accrued contingent consideration during the years ended December 31, 2019, 2018, and 2017, respectively.
Upon the achievement of certain milestones in connection with our acquisition of Semanta, we released 11,250 shares and 18,869 shares of Class A common stock to the former shareholders of Semanta in the years ended December 31, 2019 and 2018, respectively. In addition, upon the completion of the indemnification period in 2019, we released 10,205 shares of Class A common stock to the former shareholders of Semanta that had previously been earned, but were held back in accordance with the terms of the acquisition agreement. We also paid $1.0 million to the former shareholder of Alteryx ANZ upon achievement of certain milestones during the year ended December 31, 2019.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2019 and 2018, the fair value of our Notes were $956.8 million and $343.2 million, respectively. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. See Note 4, Business Combinations, and Note 8, Goodwill and Intangible Assets, of these notes to our consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis. These include the fair value of assets acquired and liabilities assumed in a business acquisition, and goodwill and other long-lived assets when they are held for sale or determined to be impaired.

6. Allowance for Doubtful Accounts
The following table summarizes the changes in the allowance for doubtful accounts included in accounts receivable in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$1,839	$1,455	$670
Charge-offs	(548)	(884)	(337)
Recoveries	(600)	(693)	(783)
Provision	1,599	1,961	1,905
Ending balance	$2,290	$1,839	$1,455

7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018
Computer equipment & software	$10,521	$8,909
Furniture and fixtures	4,972	3,685
Leasehold improvements	10,438	5,398
Construction in process	3,771	834
	$29,702	$18,826
Less: Accumulated depreciation and amortization	(9,406)	(7,097)
Total property and equipment, net	$20,296	$11,729

Depreciation and amortization expense for the years ended December 31, 2019, 2018, and 2017 was approximately $4.3 million, $3.2 million, and $2.3 million, respectively.

8. Goodwill and Intangible Assets
The change in carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2017	$8,750
Goodwill recorded in connection with acquisition	854
Effects of foreign currency translation	(110)
Goodwill as of December 31, 2018	$9,494
Goodwill recorded in connection with acquisitions	27,437
Effects of foreign currency translation	(21)
Goodwill as of December 31, 2019	$36,910

Intangible assets consisted of the following (in thousands, except years):

	As of December 31, 2019
	Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	7.0	$1,503	$(402)	$1,101
Completed Technology	5.4	27,821	(6,839)	20,982
		$29,324	$(7,241)	$22,083

	As of December 31, 2018
	Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	6.9	$1,554	$(221)	$1,333
Completed Technology	5.7	9,180	(3,022)	6,158
		$10,734	$(3,243)	$7,491

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$3,801	$1,809	$1,213
Sales and marketing	221	220	12
Total	$4,022	$2,029	$1,225

The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for intangible assets at December 31, 2019 (in thousands):

2020	$4,735
2021	5,501
2022	4,955
2023	2,603
2024	1,928
Thereafter	2,361
Total amortization expense	$22,083

9. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36

As further defined and described below, the 2024 Notes and the 2026 Notes are together referred to as the 2024 & 2026 Notes, and the 2023 Notes and the 2024 & 2026 Notes are collectively referred to as the Notes.
The Notes are our senior unsecured obligations and rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes, equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated, effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities, and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries.
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
The 2023 Notes are our senior, unsecured obligations, and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018. Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, the 2023 Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the maturity date. The conversion rate is subject to customary adjustments for certain events as described in the indenture between us and U.S. Bank National Association, as trustee, or the 2023 Notes Indenture. Upon conversion, the 2023 Notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the 2023 Notes with cash. During the year ended December 31, 2019, a portion of the 2023 Notes were exchanged, as further discussed below. As of December 31, 2019, the if-converted value of the 2023 Notes exceeded its principal amount by $106.6 million.
Prior to the close of business on the business day immediately preceding the 2023 Conversion Date, the 2023 Notes are convertible at the option of the holders under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter subsequent to the calendar quarter in which the 2023 Notes were issued (and only during such calendar quarter), if the last reported sale price of the Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of 2023 Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the conversion rate of the 2023 Notes on such trading day; or

•	upon the occurrence of specified corporate events described in the 2023 Notes Indenture.

For at least 20 trading days during the period of 30 consecutive trading days ending December 31, 2019, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending March 31, 2020 and were classified as current liabilities on the consolidated balance sheet as of December 31, 2019. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion.
We may not redeem the 2023 Notes prior to the maturity date. Holders of the 2023 Notes have the right to require us to repurchase for cash all or a portion of their 2023 Notes at 100% of their principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the 2023 Notes Indenture. We are also required to increase the conversion rate for holders who convert their 2023 Notes in connection with certain corporate events occurring prior to the maturity date.
2023 Capped Call Transactions
In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the 2023 Notes and other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the 2023 Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the 2023 Notes, with an initial strike price of approximately $44.33 per share, which corresponds to the initial conversion price of the 2023 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the 2023 Notes, and have a cap price of $62.22 per share. The cost of the purchased capped calls of $19.1 million was recorded as a reduction to additional paid-in-capital in our consolidated balance sheet during the three months ended June 30, 2018.
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
2024 and 2026 Capped Call Transactions
In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the relevant series of the 2024 & 2026 Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the relevant series of the 2024 & 2026 Notes, with an initial strike price of approximately $189.36 per share, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes and is subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of each of the 2024 & 2026 Notes, and have a cap price of $315.60 per share. The cost of the purchased capped calls of $87.4 million was recorded as a reduction to additional paid-in-capital in our consolidated balance sheet during the three months ended September 30, 2019.
We elected to integrate the capped call options with the 2024 & 2026 Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $87.4 million gross cost of the purchased capped calls will be deductible for income tax purposes as original discount interest over the term of the relevant series of the 2024 & 2026 Notes. We recorded a deferred tax asset of $20.9 million, which represents the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
The Notes consisted of the following (in thousands):

	As of December 31, 2019			As of December 31, 2018
	2023 Notes	2024 Notes	2026 Notes	2023 Notes
Liability:
Principal	$84,759	$400,000	$400,000	$230,000
Less: debt discount and issuance costs, net of amortization	(16,605)	(72,669)	(97,010)	(56,353)
Net carrying amount	$68,154	$327,331	$302,990	$173,647

Equity, net of issuance costs	$46,474	69,749	93,380	$57,251

The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2019	2018
Contractual interest expense	$3,186	$712
Amortization of debt issuance costs and discount	18,625	6,652
Total	$21,811	$7,364

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Notes and related interest	$924,059	$6,240	$12,848	$496,971	$408,000

10. Accrued Payroll and Payroll-Related Liabilities
Accrued payroll and payroll-related liabilities included accrued commissions and bonuses as follows (in thousands):

	As of December 31,
	2019	2018
Accrued commissions	$23,037	$8,589
Accrued bonuses	$16,730	$7,300

11. Redeemable Convertible Preferred Stock and Stockholders’ Equity
Redeemable Convertible Preferred Stock
Upon the closing of our initial public offering in March 2017, all shares of our then-outstanding convertible preferred stock automatically converted on a one-for-one basis into shares of Class B common stock.
Dual Class Common Stock Structure
In February 2017, we implemented a dual class common stock structure in which each then existing share of common stock converted into a share of Class B common stock and we also authorized a new class of common stock, the Class A common stock. The Class A common stock is entitled to one vote per share and the Class B common stock is entitled to ten votes per share. The Class A common stock and Class B common stock have the same dividend and liquidation rights, and the Class B common stock converts to Class A common stock at any time at the option of the holder, or automatically upon the date that is the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, and (iii) the date that the total number of shares of Class B common stock outstanding cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. In addition, each share of Class B common stock will convert automatically into one share of Class A common stock upon any transfer, except for certain permitted transfers described in our restated certificate of incorporation, or the Restated Certificate. Upon the creation of the dual class common stock structure all outstanding options to purchase common stock became options to purchase an equivalent number of shares of Class B common stock, and all RSUs became RSUs for an equivalent number of shares of Class B common stock.
Upon the effectiveness of the Restated Certificate in March 2017, the number of shares of capital stock that were authorized to be issued consisted of 500,000,000 shares of Class A common stock, $0.0001 par value per share, 500,000,000 shares of Class B common stock, $0.0001 par value per share, and 10,000,000 shares of undesignated preferred stock, $0.0001 par value per share.
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2019, no shares of preferred stock were outstanding.
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
2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2019, an aggregate of 9.3 million shares of Class A common stock were reserved for issuance under the 2017 Plan.
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
In 2019, employees purchased 0.1 million shares of Class A common stock at a price per share of $52.53. As of December 31, 2019, 2.0 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options

Stock options generally vest over a period of three to four years and expire ten years from the date of grant. Unvested stock options will be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. Vested stock options generally expire three months after termination of employment.
Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2019 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2018	4,049	$12.48	$190,277	7.2
Granted	392	80.88
Exercised	(1,452)	10.90	$115,409
Cancelled/forfeited	(277)	18.68
Options outstanding at December 31, 2019	2,712	$22.58	$211,488	6.6
Exercisable	1,629	$9.15	$148,119	5.6
Vested and expected to vest at December 31, 2019	2,712	$22.58	$211,488	6.6

The total intrinsic value of options exercised in the years ended December 31, 2018 and 2017 was $56.9 million and $25.7 million, respectively. The weighted-average exercise price of options granted in the years ended December 31, 2018 and 2017 was $28.26 and $17.48, respectively.
As of December 31, 2019, there was $15.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Plan and for shares of our Class A common stock issued under our ESPP for each of the years indicated:

	Stock Options			Employee Stock Purchase Plan
	2019	2018	2017	2019	2018	2017
Expected term (in years)	5.8	6.1	6.1	0.5	0.5	0.4
Estimated volatility	38%	41%	42%	56%	52%	29%
Risk-free interest rate	2%	2%	2%	2%	2%	1%
Estimated dividend yield	—	—	—	—	—	—
Weighted average fair value	$32.20	$12.09	$7.53	$30.02	$12.13	$4.02

Restricted Stock Units

RSUs granted under the 2017 Plan generally vest over a period of three to four years and expire ten years from date of grant. RSUs will be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. RSU activity during the year ended December 31, 2019 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2018	1,215	$31.93	$72,266
Granted	908	90.00
Vested	(340)	30.79	$30,214
Cancelled/forfeited	(207)	40.97
RSUs outstanding at December 31, 2019	1,576	$64.46	$157,752
RSUs expected to vest at December 31, 2019	1,576	$64.46	$157,752

The total intrinsic value of RSUs vested in the years ended December 31, 2018 and 2017 was $9.8 million and $1.8 million, respectively. The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2018 and 2017 was $35.51 and $20.43, respectively.
As of December 31, 2019, total unrecognized compensation expense related to unvested RSUs was approximately $80.6 million, which is expected to be recognized over a weighted-average period of 2.5 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cost of revenue	$1,634	$797	$485
Research and development	6,954	3,699	1,635
Sales and marketing	12,659	6,153	2,302
General and administrative	11,878	5,998	4,519
Total	$33,125	$16,647	$8,941

13. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $3.9 million, $2.4 million and $1.6 million to the savings plan for the years ended December 31, 2019, 2018, and 2017, respectively.
14. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Massachusetts, Michigan, New York, Texas and Virginia in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

	Classification	As of December 31, 2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$33,600

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$6,627
Operating lease liabilities (noncurrent)	Operating lease liabilities	29,293
Total lease liabilities		$35,920

Lease Costs
The following lease costs were included in our consolidated statements of operations and comprehensive income (loss) (in thousands):

Year Ended December 31, 2019
Operating lease cost	$7,066
Short-term lease cost	1,604
Variable lease cost	1,767
Total lease cost	$10,437
Supplemental Information
The table below presents supplemental information related to operating leases during the year ended December 31, 2019 (in thousands, except weighted-average information):

Cash paid for amounts included in the measurement of operating lease liabilities	$6,040
Weighted-average remaining lease term	5.9
Weighted-average discount rate	6.18%

In addition to the leases included on our consolidated balance sheet as of December 31, 2019, we have three leases that have been executed but not yet commenced as of December 31, 2019 with lease terms that range from seven to nine years. As of December 31, 2019, we have not gained access to any of these three leased assets nor do we have control of the underlying assets while under construction. We anticipate that these operating leases will commence during the year ended December 31, 2020. We expect to pay approximately $73.5 million in minimum rent payments related to these leases, $13.0 million of which will be paid over the next 24 months.
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2019 (in thousands):

2020	$8,621
2021	7,768
2022	7,106
2023	5,562
2024	5,331
2025	4,434
Thereafter	4,641
Total minimum lease payments	$43,463
Less imputed interest	(7,543)
Present value of future minimum lease payments	$35,920
Less current obligations under leases	(6,627)
Long-term lease obligations	$29,293

Disclosures Related to Periods Prior to Adoption of ASC 842
Minimum lease payments under operating leases with non-cancelable terms in excess of one year as of December 31, 2018, were as follows (in thousands):

2019	$6,389
2020	6,781
2021	6,326
2022	6,276
2023	5,163
Thereafter	9,427
Total minimum lease payments	$40,362

15. Commitments and Contingencies
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services including non-cancelable agreements for software licenses and royalty agreements. Our minimum purchase obligations as of December 31, 2019 were as follows (in thousands):

2020	$16,270
2021	9,061
2022	7,544
2023	—
2024	—
Thereafter	—
Total minimum payments	$32,875

Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of each of December 31, 2019 and December 31, 2018, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
Warranty
We provide an assurance-type warranty to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties and none are expected in the future and, as such, no accruals for product warranty costs have been made.
16. Income Taxes
The components of income (loss) before benefit of income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Domestic	$9,259	$27,849	$24,460
Foreign	(3,195)	(2,415)	(42,864)
Total	$6,064	$25,434	$(18,404)

The components of the benefit of income taxes were as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$(375)	$(14)	$38
State	158	314	70
Foreign	1,176	587	297
Total current income tax expense	$959	$887	$405
Deferred:
Federal	$(18,684)	$(2,321)	$(1,564)
State	(3,406)	(869)	—
Foreign	52	(283)	254
Total deferred income tax benefit:	$(22,038)	$(3,473)	$(1,310)
Total	$(21,079)	$(2,586)	$(905)

The following table reconciles our benefit of income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for each of 2019 and 2018, and 34% for 2017 (in thousands):

	Year Ended December 31,
	2019	2018	2017
Income tax at federal statutory rate	$1,273	$5,341	$(6,257)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(2,567)	(438)	1,428
Foreign rate differential	789	853	15,375
Stock-based compensation	(20,913)	(7,916)	(1,086)
Change in valuation allowance	18,129	510	(20,500)
Tax impact due to tax law change	—	—	2,627
Meals and entertainment	658	310	229
Change in uncertain tax position reserves	—	—	7,854
Research credits	(3,177)	(1,563)	(2,249)
Tax basis step-up due to internal reorganization	(15,321)	—	—
Other	50	317	1,674
Total benefit of income taxes	$(21,079)	$(2,586)	$(905)

The following table shows the significant components of deferred income tax assets (liabilities) (in thousands):

	As of December 31,
	2019	2018
Deferred tax assets:
Deferred revenue	$739	$577
Net operating losses	10,997	3,424
Accruals and reserves	5,679	3,039
Research & other credits	11,027	5,185
Intangibles	12,291	—
Operating lease liabilities	7,586	—
Effect of Section 163(j) on interest expense	4,046	—
Stock-based compensation	6,623	3,361
State taxes	269	440
Other	84	695
Total deferred tax assets	59,341	16,721
Less valuation allowance	(19,683)	(1,138)
Net deferred tax assets	39,658	15,583

Deferred tax liabilities:
Property and equipment	(48)	(953)
Operating lease right-of-use assets	(7,002)	—
Deferred commissions	(8,924)	(4,595)
Convertible senior notes	(20,459)	(8,499)
Effects of ASC 606 adoption	(8,819)	(13,113)
Total deferred tax liabilities	(45,252)	(27,160)
Net deferred tax liabilities	$(5,594)	$(11,577)

We have evaluated the available positive and negative evidence supporting the realization of our gross deferred tax assets, including our cumulative income, and the amount and timing of future taxable income. With the adoption of ASC 606 effective January 1, 2018, we filed proper tax forms to change our method of accounting for U.S. federal and state income tax reporting purposes. We deferred and are recognizing over four tax years, starting in 2018, the taxable portion of the income we recognized and recorded to the accumulated deficit at January 1, 2018, from adopting ASC 606. As a result, we recorded a related deferred tax liability, representing a source of significant future taxable income and constituting persuasive positive evidence supporting realization of our gross deferred assets. On that basis, we concluded it was more likely than not that we would realize a substantial portion of our deferred tax assets at January 1, 2018. Accordingly, we released $6.7 million of our $7.3 million valuation allowance at January 1, 2018. The release of the U.S. valuation allowance resulted in a tax benefit that is a part of the cumulative effect adjustment to accumulated deficit at January 1, 2018. Our valuation allowance at December 31, 2019 pertains to deferred tax assets that we are not more likely than not to realize, consisting of U.S. foreign tax credits, a U.S. capital loss carryforward, and all U.K. deferred tax assets.
The following table shows the changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2019	2018	2017
Beginning balance	$1,138	$7,304	$27,804
Decrease in valuation allowance due to Yhat acquisition	—	—	(998)
Decrease in valuation allowance due to adoption of ASC 606	—	$(6,676)	—
Increase in valuation allowance due to internal reorganization	15,321	—	—
Other increase (decrease) in valuation allowance	3,224	510	(19,502)
Ending balance	$19,683	$1,138	$7,304

In 2019, through an internal reorganization, our U.K. subsidiary acquired foreign exploitation rights to intellectual property from two other of our subsidiaries. The U.K. subsidiary acquired the rights for their fair market value and that amount became the U.K. tax basis in such rights, which exceeds their carrying amount under U.S. GAAP. Accordingly, we recorded a deferred tax asset for the excess of U.K. tax basis over the U.S. GAAP carrying amount. Based on cumulative U.K. losses, we have concluded it was more likely than not that we would not realize our U.K. deferred tax asset, and accordingly, we have recorded a full valuation allowance against it.

As of December 31, 2019, we had U.S. federal and state income tax net operating loss carryforwards of approximately $56.5 million and $32.4 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2035 and 2024, respectively, unless previously utilized.
Under Sections 382 and 383 of the Code, annual use of our net operating loss carryforwards and tax credits may be limited if a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that ownership changes occurred in 2015 and 2019, which limit the future annual use of our net operating loss carryforwards and tax credits, but neither of which permanently disallows any of those tax attributes.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017, or the Tax Act, became law. The legislation adopts significant changes to the Code that include, among other things, reduction of the U.S. federal corporate income tax rate from 35% to 21%, effective for tax years beginning after December 31, 2018, the transition of U.S. international taxation from a worldwide tax system to a territorial system, and imposition of a one-time transition tax on cumulative foreign earnings at December 31, 2018. Under the Tax Act, we remeasured our U.S. deferred tax assets and liabilities that would reverse after December 31, 2017, at the reduced U.S. federal corporate income tax rate of 21%. As a result, we reduced our net U.S. deferred tax asset and our valuation allowance by $2.6 million, which resulted in no net income tax expense for the year ended December 31, 2017. We had no cumulative foreign earnings at December 31, 2017, and as a result, were not impacted by the one-time transition tax included in the Tax Act. As of December 31, 2017, we completed our accounting for the income tax effects of the Tax Act, including our election of an accounting policy, the period cost method, which recognizes the tax effects of future inclusions of global intangible low-taxed income, or GILTI, in the period we become subject to GILTI. The Tax Act had minimal impact on our income tax provision and income tax accruals as of and for the years ended December 31, 2019 and 2018.
Other provisions in the Tax Act that took effect in 2018, such as those relevant to us pertaining to GILTI, covering foreign income earned in low-tax countries, and the deduction for foreign derived intangible income, or FDII, had no impact on our income tax provision and income tax accruals as of and for the year ended December 31, 2019. However, we expect the GILTI tax and the FDII deduction to impact our income tax provision and accruals after 2019.
The Tax Act changed the tax deductibility of interest expense through the new Section 163(j) of the Code, which limits our U.S. tax deduction for interest expense for tax years beginning after December 31, 2017 to the sum of our interest income and 30% of our adjusted taxable income, each as defined in the Tax Act. Disallowed interest expense in a tax year can be carried forward indefinitely to the next succeeding tax year(s) and is treated as business interest paid and deductible in that year(s), subject to the Section 163(j) limitation.
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2019, there are immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
We are subject to taxation in the United States and various states and international jurisdictions. Our U.S. federal tax returns are open for examination for tax years 2016 and forward, and our state tax returns are open for examination for tax years 2014 and forward. Our tax returns for international jurisdictions are open for examination for tax years 2015 and forward. However, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination. Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
At December 31, 2019, we had approximately $7.6 million of unrecognized tax benefits. If fully recognized, $7.0 million of the unrecognized tax benefits would reduce our effective tax rate. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. We had no accruals for interest or penalties related to our uncertain tax positions at December 31, 2019 and 2018.
The following table shows the activity in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2019	2018	2017
Balance at beginning of year	$6,234	$5,794	$—
Additions based on tax position related to the current year	1,322	391	5,624
Additions for tax positions of prior years	—	49	170
Balance at end of year	$7,556	$6,234	$5,794

17. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income (loss) attributable to common stockholders	$27,143	$28,020	$(19,482)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	63,424	60,829	53,006
Effect of dilutive securities:
Convertible senior notes	1,975	409	—
Employee stock awards	3,259	3,506	—
Contingently issuable shares	3	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	68,661	64,744	53,006
Net income (loss) per share attributable to common stockholders, basic	$0.43	$0.46	$(0.37)
Net income (loss) per share attributable to common stockholders, diluted	$0.40	$0.43	$(0.37)

The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2019	2018	2017
Stock awards	209	510	6,312
Convertible senior notes	1,644	—	—
Conversion of convertible preferred stock	—	—	3,290
Contingently issuable shares	—	—	7
Total shares excluded from net income (loss) per share	1,853	510	9,609

It is our current intent to settle the principal amount of the Notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion option on diluted net income per share. The conversion options may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the initial conversion price of the 2023 Notes and the 2024 & 2026 Notes of $44.33 and $189.36 per share, respectively.
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
Long-lived assets classified by geographic location, and with countries over 10% of this total, were as follows (in thousands):

	As of December 31,
Long-lived assets:	2019	2018
United States	$39,641	$10,610
United Kingdom	7,263	650
Other countries	6,992	469
Total	$53,896	$11,729

19. Selected Quarterly Financial Data (Unaudited)
The following table sets forth unaudited quarterly financial information for the years ended December 31, 2019 and 2018. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements. In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data (in thousands except per share data):

	2019
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$76,020	$82,043	$103,397	$156,450
Gross margin	68,020	72,748	93,752	144,239
Income (loss) from operations	(4,402)	(8,288)	11,936	38,735
Net income (loss)	5,914	(3,219)	(6,240)	30,688
Diluted income (loss) per share	0.09	(0.05)	(0.10)	$0.44

	2018
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$50,329	$51,502	$62,589	$89,150
Gross margin	45,325	46,233	56,779	82,433
Income (loss) from operations	2,683	(3,425)	9,394	21,118
Net income (loss)	4,897	(4,239)	10,821	16,541
Diluted income (loss) per share	0.08	(0.07)	0.17	0.25

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
As previously reported on our Form 8-K dated January 24, 2019, at a meeting held on January 24, 2019, the audit committee approved the dismissal of PricewaterhouseCoopers LLP as our independent registered public accounting firm, effective January 24, 2019, and the appointment of Deloitte & Touche LLP, or Deloitte, as our independent registered public accounting firm, effective January 24, 2019, to perform independent audit services for the fiscal year ended December 31, 2018. PricewaterhouseCoopers LLP’s reports on our financial statements for the years ended December 31, 2017 and 2016 did not contain an adverse opinion or a disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles. During the fiscal years ended December 31, 2017 and 2016 and the subsequent interim period through January 24, 2019, there were no disagreements within the meaning of Item 304(a)(1)(iv) of Regulation S-K promulgated under the Exchange Act, or Regulation S-K, and the related instructions thereto, with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused it to make reference to the subject matter of the disagreements in connection with its reports. Also during this same period, there were no reportable events within the meaning of Item 304(a)(1)(v) of Regulation S-K and the related instructions thereto, except for the material weakness in our internal control over financial reporting related to the evaluation of the accounting impact of certain contractual terms in certain arrangements with licensed data providers. We concluded this material weakness was remediated as of March 31, 2018 as disclosed in our Form 10-Q for the period then ended.

During the fiscal years ended December 31, 2017 and 2016, and the subsequent interim period through January 24, 2019, neither we nor anyone acting on our behalf consulted with Deloitte regarding any of the matters described in Items 304(a)(2)(i) and (ii) of Regulation S-K.
During the fiscal years ended December 31, 2017 and 2016 and during the subsequent period through the date of the engagement of Deloitte, neither we nor anyone acting on our behalf has consulted with Deloitte regarding:

(i)	The application of accounting principles to a specified transaction, either completed or proposed;

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
We provided PricewaterhouseCoopers LLP, or PwC, with the statements we made in response to Item 304(a) of Regulation S-K prior to its filing with the Securities and Exchange Commission, or SEC, and requested that PwC provide us with a letter addressed to the SEC stating whether PwC agrees with the statements we made in response to Item 304(a) of Regulation S-K. A copy of this letter, dated January 24, 2019 and furnished by PwC in response to our request, was filed as Exhibit 16.1 to the Company’s Form 8-K filed with the SEC on January 24, 2019.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2019. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2019 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Definitive Proxy Statement for the 2020 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2019, and is incorporated herein by reference.

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

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Restated Bylaws.	10-Q	001-38034	3.2	May 11, 2017
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant, dated September 24, 2015, as amended.	S-1	333-220342	4.2	September 5, 2017
4.3	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
4.4	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019
4.5	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019
4.6	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	2017 Equity Incentive Plan and forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.4*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.5*	Alteryx 2019 Discretionary Bonus Plan					X
10.6*	Amended and Restated Offer Letter by and between the Registrant and Dean A. Stoecker, dated February 22, 2017.	S-1	333-216237	10.6	February 24, 2017
10.7*	Amended and Restated Offer Letter by and between the Registrant and Robert S. Jones.	10-K	001-38034	10.9	March 8, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8*	Amended and Restated Offer Letter by and between the Registrant and Christopher M. Lal.	10-K	001-38034	10.9	March 1, 2019
10.9*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.	10-K	001-38034	10.10	March 1, 2019
10.10*	Offer Letter by and between the Registrant and Scott Davidson.					X
10.11*	Offer Letter by and between the Registrant and Derek Knudsen.					X
10.12*	Separation Agreement by and between the Registrant and Seth Greenberg.	10-Q	001-38034	10.1	May 2, 2019
10.13	Lease by and between the Registrant and LBA IV-PPI, LLC, dated December 7, 2015.	S-1	333-216237	10.9	February 24, 2017
10.14	First Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated December 11, 2017.	10-K	001-38034	10.11	March 8, 2018
10.15	Second Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated August 6, 2018.	10-Q	001-38034	10.1	November 8, 2018
10.16	Third Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated September 27, 2018.	10-Q	001-38034	10.2	November 8, 2018
10.17	Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated October 14, 2019.					X
10.18*	Form of Severance and Change in Control Agreement.	S-1	333-216237	10.10	February 24, 2017
21.1	List of Subsidiaries.					X
23.1	Consent of PricewaterhouseCoopers LLP, independent registered public accounting firm.					X
23.2	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2019 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.

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
Dean A. Stoecker Chairman of the Board of Directors and Chief Executive Officer
Date: February 14, 2020
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

Name	Title	Date

/s/ Dean A. Stoecker	Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 14, 2020
Dean A. Stoecker

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 14, 2020
Kevin Rubin

/s/ Kimberly E. Alexy	Director	February 14, 2020
Kimberly E. Alexy

/s/ Mark Anderson	Director	February 14, 2020
Mark Anderson

/s/ John Bellizzi	Director	February 14, 2020
John Bellizzi

/s/ Charles R. Cory	Director	February 14, 2020
Charles R. Cory

/s/ Jeffrey L. Horing	Director	February 14, 2020
Jeffrey L. Horing

/s/ Timothy I. Maudlin	Director	February 14, 2020
Timothy I. Maudlin

/s/ Eileen M. Schloss	Director	February 14, 2020
Eileen M. Schloss