Form 10-Q
period 2020-03-31
Alteryx, Inc.
filed 2020-05-07
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
On April 30, 2020, there were 52,972,514 shares of the registrant’s Class A common stock outstanding and 12,988,715 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•	the duration and impact of the novel coronavirus and the coronavirus disease, or COVID-19, pandemic;

•	trends in revenue, cost of revenue, and gross margin;

•	our investments in cloud infrastructure and the cost of third-party data center hosting fees;

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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription-based software license	$50,744	$34,807
PCS and services	58,087	41,213
Total revenue	108,831	76,020
Cost of revenue:
Subscription-based software license	1,981	597
PCS and services	11,066	7,403
Total cost of revenue	13,047	8,000
Gross profit	95,784	68,020
Operating expenses:
Research and development	26,181	14,072
Sales and marketing	65,165	38,450
General and administrative	24,543	19,900
Total operating expenses	115,889	72,422
Loss from operations	(20,105)	(4,402)
Interest expense	(9,303)	(2,986)
Other income (expense), net	(2,462)	2,829
Loss before benefit of income taxes	(31,870)	(4,559)
Benefit of income taxes	(16,397)	(10,473)
Net income (loss)	$(15,473)	$5,914
Net income (loss) per share attributable to common stockholders, basic	$(0.24)	$0.10
Net income (loss) per share attributable to common stockholders, diluted	$(0.24)	$0.09
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	65,569	61,926
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	65,569	67,478
Other comprehensive income (loss), net of tax:
Net unrealized holding income on investments, net of tax	1,243	702
Foreign currency translation adjustments	998	(1,011)
Other comprehensive income (loss), net of tax	2,241	(309)
Total comprehensive income (loss)	$(13,232)	$5,605
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$228,020	$409,949
Short-term investments	534,887	376,995
Accounts receivable, net	53,824	129,912
Prepaid expenses and other current assets	63,547	55,129
Total current assets	880,278	971,985
Property and equipment, net	24,483	20,296
Operating lease right-of-use assets	45,266	33,600
Long-term investments	229,027	187,921
Goodwill	36,756	36,910
Intangible assets, net	18,716	22,083
Other assets	88,796	69,543
Total assets	$1,323,322	$1,342,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,280	$9,383
Accrued payroll and payroll related liabilities	23,668	53,683
Accrued expenses and other current liabilities	29,412	31,715
Deferred revenue	78,469	83,895
Convertible senior notes, net	69,233	68,154
Total current liabilities	214,062	246,830
Convertible senior notes, net	636,917	630,321
Deferred revenue	2,216	2,733
Operating lease liabilities	40,569	29,293
Other liabilities	3,173	8,254
Total liabilities	896,937	917,431
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 52,847 and 52,056 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively; 500,000 Class B shares authorized, 13,038 and 13,204 shares issued and outstanding as of March 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	427,510	412,191
Retained earnings (accumulated deficit)	(1,847)	14,235
Accumulated other comprehensive income (loss)	715	(1,526)
Total stockholders’ equity	426,385	424,907
Total liabilities and stockholders’ equity	$1,323,322	$1,342,338
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	625	—	1,655	—	—	1,655
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments, net of tax	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385

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
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(15,473)	$5,914
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,760	1,412
Non-cash operating lease cost	1,757	1,000
Stock-based compensation	13,664	5,335
Amortization (accretion) of discounts and premiums on investments, net	(606)	(764)
Amortization of debt discount and issuance costs	7,675	2,699
Deferred income taxes	(16,628)	(10,550)
Other non-cash operating activities, net	7,509	(1,035)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	74,901	42,880
Deferred commissions	461	(1,177)
Prepaid expenses, other current assets, and other assets	(20,371)	(7,476)
Accounts payable	4,285	1,762
Accrued payroll and payroll related liabilities	(29,690)	(10,543)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(4,919)	(595)
Deferred revenue	(5,350)	(12,824)
Net cash provided by operating activities	19,975	16,038
Cash flows from investing activities:
Purchases of property and equipment	(4,976)	(1,528)
Purchases of investments	(313,611)	(73,553)
Sales and maturities of investments	116,691	76,981
Net cash provided by (used in) investing activities	(201,896)	1,900
Cash flows from financing activities:
Proceeds from receipt of Section 16(b) disgorgement	—	4,918
Proceeds from exercise of stock options and taxes withheld	11,600	18,425
Minimum tax withholding paid on behalf of employees for restricted stock units	(9,945)	(2,439)
Other financing activity	(433)	(1,305)
Net cash provided by financing activities	1,222	19,599
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,228)	(105)
Net increase (decrease) in cash, cash equivalents and restricted cash	(181,927)	37,432
Cash, cash equivalents and restricted cash—beginning of period	411,424	90,961
Cash, cash equivalents and restricted cash—end of period	$229,497	$128,393
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$2,817	$—
Cash paid for income taxes	$529	$—
Cash paid for amounts included in the measurement of operating lease liabilities	$2,061	$1,187
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$3,167	$569
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,400	$1,604
Contingent consideration settled through issuance of common stock	$—	$750
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
Basis of Presentation
Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the Securities and Exchange Commission, or SEC, on February 14, 2020. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
The operating results for the three months ended March 31, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2019, other than, during the three months ended March 31, 2020, we adopted new accounting guidance related to the measurement of credit losses and implementation costs incurred in cloud computing arrangements. See Recently Adopted Accounting Pronouncements below and Note 5, Allowance for Doubtful Accounts and Sales Reserves, for additional information.
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
On an ongoing basis, our management evaluates these estimates and assumptions, including those related to determination of standalone selling prices of our products and services, allowance for doubtful account and sales reserves, income tax valuations, stock-based compensation, goodwill, and intangible assets valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Except for the increase in expected credit losses as discussed in Note 5, Allowance for Doubtful Accounts and Sales Reserves, we are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses, or ASC 326. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we are now required to use a forward-looking expected credit loss model for accounts receivables and other commitments to extend credit. Through December 31, 2019, we calculated our allowance for credit losses using a single pool of trade receivables as the basis for our credit loss rate. Effective January 1, 2020, we adopted ASC 326 and made changes to our accounting policies related to credit loss calculations, including the consideration of forecasted economic data and the pooling of financial assets with similar risk profiles, and now recognize credit losses associated with our available-for-sale securities. We adopted the new allowance for credit losses accounting standard on January 1, 2020 by means of a cumulative-effect adjustment, where we recognized the cumulative effect of initially applying the guidance as a $0.6 million addition to our contract asset reserve with an offsetting adjustment to retained earnings. See Note 4, Fair Value Measurements and Note 5, Allowance for Doubtful Accounts and Sales Reserves, for additional details.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective January 1, 2020. As a result of the adoption, we are required to capitalize additional costs related to the implementation of cloud computing arrangements that we have historically expensed as incurred, particularly costs incurred during the application development phase. This policy aligns the accounting for implementation costs associated with cloud computing arrangements with our existing policy related to internal-use software. Capitalized costs related to cloud computing arrangements for the three months ended March 31, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.

3. Revenue

Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue by region:
United States	$80,535	$52,896
International	28,296	23,124
Total	$108,831	$76,020

Revenue attributable to the United Kingdom comprised 10.4% of total revenue for the three months ended March 31, 2019. Other than the United Kingdom for the three months ended March 31, 2019, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue recognized on our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue recognized related to post-contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed and represents 5% or less of total revenue for all periods presented.

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
As of March 31, 2020, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $26.6 million is included in prepaid expenses and other current assets and $49.2 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2019, we had contract assets of $18.5 million included in prepaid expenses and other current assets and $39.3 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during the three months ended March 31, 2020.
During the three months ended March 31, 2020 and 2019, we recognized $38.1 million and $35.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the three months ended March 31, 2020 is presented below (in thousands):

Balances at December 31, 2019	$43,035
Additional deferred commissions	7,899
Amortization of deferred commissions	(8,331)
Effects of foreign currency translation	(747)
Balances at March 31, 2020	$41,856

As of March 31, 2020, $17.9 million of our deferred commissions are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred commissions are included in other assets. There were no impairments of assets related to deferred commissions during the three months ended March 31, 2020. There were no assets recognized related to the costs to fulfill contracts during the three months ended March 31, 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2020, we had an aggregate transaction price of $400.4 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $344.1 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

4. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2020 and December 31, 2019 (in thousands):

	As of March 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$64,782	$—	$64,782	$64,782	$—	$—
Level 1:
Money market funds	$77,563	$—	$77,563	$77,563	$—	$—
Subtotal	$77,563	$—	$77,563	$77,563	$—	$—
Level 2:
Commercial paper	$256,539	$(38)	$256,501	$56,966	$199,535	$—
Certificates of deposit	1,000	—	1,000	—	1,000	—
U.S. Treasury and agency bonds	378,558	2,691	381,249	25,559	161,444	194,246
Corporate bonds	211,374	(535)	210,839	3,150	172,908	34,781
Subtotal	$847,471	$2,118	$849,589	$85,675	$534,887	$229,027
Level 3:	$—	$—	$—	$—	$—	$—
Total	$989,816	$2,118	$991,934	$228,020	$534,887	$229,027

	As of December 31, 2019
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,039	$—	$53,039	$53,039	$—	$—
Level 1:
Money market funds	$223,580	$—	$223,580	$223,580	$—	$—
Subtotal	$223,580	$—	$223,580	$223,580	$—	$—
Level 2:
Commercial paper	$217,140	$(6)	$217,134	$98,325	$118,809	$—
Certificates of deposit	1,000	—	1,000	—	—	1,000
U.S. Treasury and agency bonds	294,953	199	295,152	35,005	161,767	98,380
Corporate bonds	184,516	444	184,960	—	96,419	88,541
Subtotal	$697,609	$637	$698,246	$133,330	$376,995	$187,921
Level 3:	$—	$—	$—	$—	$—	$—
Total	$974,228	$637	$974,865	$409,949	$376,995	$187,921

All long-term investments had maturities of between one and two years in duration as of March 31, 2020. Cash and cash equivalents, restricted cash, and investments as of March 31, 2020 and December 31, 2019 held domestically were approximately $977.3 million and $963.4 million, respectively.
As of January 1, 2020, we did not have an allowance for credit losses related to our available-for-sale securities, which are comprised of fixed income securities, certificates of deposit, and money market funds. Our fixed income securities, which are predominantly high-grade corporate bonds, U.S. Treasury bonds, and U.S. Agency bonds, hold similar risk characteristics in that they are traded infrequently, with contractual interest rates and maturity dates. Our certificates of deposit have infrequent secondary market trades and are priced mathematically based on accretion or amortization from purchase date to maturity. Money market funds are actively traded and short-term, and, as a result, the risk for these securities is lower than the risk associated with fixed income securities and certificates of deposit. As a result of our adoption of ASC 326 effective January 1, 2020, we determined that the gross unrealized losses of $0.1 million as of January 1, 2020 were not related to credit losses and, as a result, were recorded in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets.

As of March 31, 2020, we had gross unrealized losses of $0.9 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. We determined that $0.1 million of the gross unrealized losses related to the credit quality of our investments and have recorded an equivalent credit loss expense during the three months ended March 31, 2020 in our condensed consolidated statements of operations and comprehensive income (loss). The remaining balance of $0.8 million related to factors other than credit quality and were recorded in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets.
Contingent Consideration. The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Beginning balance	$500	$2,143
Obligations assumed	—	—
Change in fair value	—	—
Settlements	(406)	(1,750)
Ending balance	$94	$393

Instruments Not Recorded at Fair Value on a Recurring Basis. As of March 31, 2020, the fair value of our Notes (as defined in Note 7, Convertible Senior Notes) was $912.1 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
5. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets for the three months ended March 31, 2020 (in thousands):

	Accounts Receivable Reserve	Contract Asset Reserve
Balance at December 31, 2019	$2,662	$205
Adoption of new accounting standard	—	609
Provision	676	952
Recoveries	(306)	(13)
Charge-offs	(170)	(10)
Balance at March 31, 2020	$2,862	$1,743

During the three months ended March 31, 2020, we analyzed the risk associated with each portfolio segment within our accounts receivables and contract assets balances. Our historical loss rates have not shown any significant differences between customer industries or geographies, and, upon adoption of ASC 326, we grouped all accounts receivables and contract assets into a single portfolio. Subsequently, however, as a result of the economic uncertainties caused by the impact of the COVID-19 pandemic, we reassessed our portfolio into pools using different risk profiles. We increased our expected credit loss rates for customers in industries that we forecast will be more adversely impacted by the economic downturn caused by the COVID-19 pandemic. As the COVID-19 pandemic has had adverse impacts across all major geographies in which our customers reside, we have not forecasted significant differences in loss rates across geographies. As discussed in Note 3, Revenue, we do not have significant international geographic concentrations of revenue, and, as a result, we do not have significant concentrations of accounts receivables or contract assets in any single geography outside of the United States. This increase in expected credit losses due to the COVID-19 pandemic resulted in the recognition of an additional $0.8 million in expected credit losses, which is recorded in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss).

6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the three months ended March 31, 2020 was as follows (in thousands):

Goodwill as of December 31, 2019	$36,910
Effects of foreign currency translation	(154)
Goodwill as of March 31, 2020	$36,756

Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,318	$(400)	$918
Completed technology	5.7	21,674	(3,876)	17,798
		$22,992	$(4,276)	$18,716
	As of December 31, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,503	$(402)	$1,101
Completed technology	5.4	27,821	(6,839)	20,982
		$29,324	$(7,241)	$22,083

During the three months ended March 31, 2020, we recorded an impairment charge of $2.0 million related to certain completed technology assets, due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$1,118	$446
Sales and marketing	50	59
Total	$1,168	$505

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2020 (in thousands):

Remainder of 2020	$2,777
2021	4,561
2022	4,561
2023	2,569
2024	1,893
Thereafter	2,355
Total amortization expense	$18,716

7. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36

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
Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, in the case of the 2023 Notes, or May 1, 2024, or the 2024 Conversion Date, in the case of the 2024 Notes, or May 1, 2026, or the 2026 Conversion Date, in the case of the 2026 Notes, the respective Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the relevant maturity date. The applicable conversion rate is subject to customary adjustments for certain events as described in the applicable indenture between us and U.S. Bank National Association, as trustee, or, collectively, the Indentures. Upon conversion, the Notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the Notes with cash. During the year ended December 31, 2019, a portion of the 2023 Notes were exchanged, as further discussed below.
Prior to the close of business on the business day immediately preceding the applicable Conversion Date, the applicable series of Notes is convertible at the option of the holders under the following circumstances:

•
during any calendar quarter commencing after the calendar quarter subsequent to the calendar quarter in which the applicable series of Notes was issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the applicable series of Notes on each applicable trading day;

•
during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the applicable series of Notes on such applicable trading day; or

•	upon the occurrence of specified corporate events described in the applicable Indenture.

For at least 20 trading days during the period of 30 consecutive trading days ending March 31, 2020, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending June 30, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2020. As of the date of this filing, none of the holders of the 2023 Notes have submitted requests for conversion. As of March 31, 2020, the if-converted value of the 2023 Notes exceeded its principal amount by $97.2 million. As of March 31, 2020, the 2024 & 2026 Notes were not currently convertible.
We may not redeem any series of Notes prior to the relevant maturity date. Holders of any series of Notes have the right to require us to repurchase for cash all or a portion of their applicable series of Notes, at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the applicable Indenture for such series of Notes. We are also required to increase the conversion rate for holders who convert their Notes in connection with certain corporate events occurring prior to the relevant maturity date.
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
Capped Call Transactions
In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the 2023 Notes and other financial institutions. In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the applicable series of Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the applicable series of Notes, with an initial strike price of approximately $44.33 per share in the case of the 2023 Notes, which corresponds to the initial conversion price of the 2023 Notes, and approximately $189.36 per share in the case of the 2024 & 2026 Notes, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes. Further, the capped call options are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the applicable series of Notes, and have a cap price of $62.22 per share in the case of the 2023 Notes, and $315.60 per share in the case of the 2024 & 2026 Notes. The cost of the purchased capped calls of $19.1 million in the case of the 2023 Notes and $87.4 million in the case of the 2024 & 2026 Notes was recorded as a reduction to additional paid-in-capital.
We elected to integrate the applicable capped call options with the applicable series of Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19.1 million gross cost of the purchased capped calls in the case of the 2023 Notes and the $87.4 million gross cost of the purchased capped calls in the case of the 2024 & 2026 Notes will be deductible for income tax purposes as original discount interest over the term of the 2023 Notes and the applicable series of the 2024 & 2026 Notes, respectively. We recorded deferred tax assets of $4.6 million with respect to the 2023 Notes and $20.9 million with respect to the 2024 & 2026 Notes, which represent the tax benefit of these deductions with an offsetting entry to additional paid-in capital.
In connection with the exchange agreements discussed below, we terminated a corresponding portion of the existing capped call transactions that we entered into in connection with the issuance of the 2023 Notes, which resulted in the net share settlement and our receipt and retirement of 285,466 shares of Class A common stock.

Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock.
The Notes consisted of the following (in thousands):

	As of March 31, 2020			As of December 31, 2019
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,759	$400,000	$400,000	$84,759	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(15,526)	(69,140)	(93,943)	(16,605)	(72,669)	(97,010)
Net carrying amount	$69,233	$330,860	$306,057	$68,154	$327,331	$302,990

Equity, net of issuance costs	$46,474	$69,749	$93,380	$46,474	$69,749	$93,380

The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2020	2019
Contractual interest expense	$1,606	$287
Amortization of debt issuance costs and discount	7,675	2,699
Total	$9,281	$2,986

8. Equity Awards
Stock Options
Stock option activity during the three months ended March 31, 2020 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	2,712	$22.58
Granted	178	153.26
Exercised	(451)	18.32
Canceled/forfeited	(70)	20.79
Options outstanding at March 31, 2020	2,369	$33.28

As of March 31, 2020, there was $24.2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.3 years.

Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Three Months Ended March 31,
	2020	2019
Expected term (in years)	5.8	5.8
Estimated volatility	43%	38%
Risk-free interest rate	1%	3%
Estimated dividend yield	—%	—%
Weighted average fair value	$64.35	$27.41

Restricted Stock Units
Restricted stock unit, or RSU, activity during the three months ended March 31, 2020 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2019	1,576	$64.46
Granted	476	146.71
Vested	(224)	56.89
Canceled/forfeited	(52)	47.09
RSUs outstanding at March 31, 2020	1,776	$87.97

As of March 31, 2020, total unrecognized compensation expense related to unvested RSUs was approximately $137.5 million, which is expected to be recognized over a weighted-average period of 2.6 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cost of revenue	$436	$307
Research and development	3,627	839
Sales and marketing	5,149	2,199
General and administrative	4,452	1,990
Total	$13,664	$5,335

9. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Massachusetts, Michigan, New York and Texas in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. These leases expire at various times through 2028. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31, 2020	Three Months Ended March 31, 2019
Operating lease cost	$2,374	$1,422
Short-term lease cost	546	244
Variable lease cost	674	351
Total lease cost	$3,594	$2,017

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2020 (in thousands):

Remainder of 2020	$7,553
2021	9,662
2022	9,152
2023	7,790
2024	7,658
2025	6,851
Thereafter	8,969
Total minimum lease payments	57,635
Less imputed interest	(9,396)
Present value of future minimum lease payments	48,239
Less current obligations under leases (1)	(7,670)
Long-term lease obligations	$40,569

(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
In addition to the leases included on our condensed consolidated balance sheet as of March 31, 2020, we have four leases that have been executed but not yet commenced as of March 31, 2020 with lease terms that range from three to eight years. As of March 31, 2020, we have either not gained access or have not begun construction for these leased assets nor do we have control of the underlying assets while under construction. We anticipate that these operating leases will commence during the year ended December 31, 2020. We expect to pay approximately $75.5 million in minimum rent payments related to these leases, $17.3 million of which will be paid over the next 24 months.

10. Contingencies
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of March 31, 2020 and December 31, 2019, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
Other Contingencies
In order to plan and prepare for our annual user conferences in North America, Europe and Asia Pacific, we execute contracts with venues and hotels in advance of the conferences. These contracts may contain provisions that require us to pay a deposit in advance and include cancellation fees. Due to the restrictions on travel related to the COVID-19 pandemic, we have elected to reschedule or cancel certain of our 2020 user conferences. As of March 31, 2020, we had not accrued a liability for any cancellation fees associated with these contracts as the likelihood of incurring a payment obligation was not probable.
11. Income Taxes
The following table presents details of the benefit of income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2020	2019
Benefit of income taxes	$(16,397)	$(10,473)
Effective tax rate	(51.4)%	(229.7)%

We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the three months ended March 31, 2020 and 2019 was primarily attributable to discrete tax benefits of $11.1 million and $9.5 million, respectively, related to excess tax deductions from settled stock options and RSUs.
We had a deferred tax asset of $10.8 million and a deferred tax liability of $5.6 million as of March 31, 2020 and December 31, 2019, respectively, included in other assets and other liabilities, respectively, in our condensed consolidated balance sheets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact to our condensed consolidated financial statements for the three months ended March 31, 2020.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
12. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$(15,473)	$5,914
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	65,569	61,926
Effect of dilutive securities:
Convertible senior notes	—	2,002
Contingently issuable shares	—	11
Employee stock awards	—	3,539
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	65,569	67,478
Net income (loss) per share attributable to common stockholders, basic	$(0.24)	$0.10
Net income (loss) per share attributable to common stockholders, diluted	$(0.24)	$0.09

The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2020	2019
Stock awards	4,146	203
Convertible senior notes	6,137	—
Total shares excluded from net loss per share	10,283	203

It is our current intent to settle the principal amount of each series of the Notes with cash and, therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion options on diluted net income per share. The conversion options may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the conversion price of the 2023 Notes and 2024 & 2026 Notes of $44.33 and $189.36 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 14, 2020. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, risks and uncertainties related to the impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2020, we had over 6,400 customers in more than 90 countries, including over 730 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three months ended March 31, 2020 and 2019, respectively.
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
We sell our platform primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. In addition, we have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our channel partners include technology alliances, solution providers, strategic partners, and value-added resellers, or VARs. These channel partners also provide solution-based selling, services, and training internationally.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that COVID-19 will have on our results from operations, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic and containment measures, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by the measures used to contain the virus, for an indefinite period of time. Although such disruptions did not have a material adverse impact on our financial results for the three months ended March 31, 2020, towards the end of the first quarter, we experienced an abrupt and significant change in customer buying behavior, including decreased customer engagement and delayed sales cycles. Although we saw a rebound in customer engagement in April, we currently expect that revenue for the three months ending June 30, 2020, and for the year ending December 31, 2020, will be lower than initially anticipated at the beginning of fiscal 2020 as a result of the global impact of COVID-19.
To support the health and well-being of our employees, customers, partners and communities, our offices worldwide are temporarily closed and nearly all of our employees are working remotely. We cannot predict when or how we will begin to lift the actions put in place as part of our business continuity plans, including work from home requirements and travel restrictions. As of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In addition, in certain locations where shutdowns are in effect, the construction of certain of our leased facilities has been delayed, which could impact our ability to utilize these facilities in accordance with our original timeline.  Although our current facilities will meet our requirements for the foreseeable future, a delay in construction could result in additional costs.
As a response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have temporarily limited the addition of new employees and third-party contracted services, eliminated travel expense except where critical to the business, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in customers not purchasing or renewing our products or services, could result in a significant delay or lengthening of our sales cycles, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts. We will continue to evaluate the nature and extent of the impact of COVID-19 to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2019	2019	2019	2019	2020
Customers	4,973	5,278	5,613	6,087	6,443

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
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2019	2019	2019	2019	2020
Dollar-based net expansion rate	134%	133%	132%	130%	128%

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Revenue:
Subscription-based software license	$50,744	$34,807
PCS and services	58,087	41,213
Total revenue	108,831	76,020
Cost of revenue:
Subscription-based software license	1,981	597
PCS and services	11,066	7,403
Total cost of revenue(1)	13,047	8,000
Gross profit	95,784	68,020
Operating expenses:
Research and development(1)	26,181	14,072
Sales and marketing(1)	65,165	38,450
General and administrative(1)	24,543	19,900
Total operating expenses	115,889	72,422
Loss from operations	(20,105)	(4,402)
Interest expense	(9,303)	(2,986)
Other income (expense), net	(2,462)	2,829
Loss before benefit of income taxes	(31,870)	(4,559)
Benefit of income taxes	(16,397)	(10,473)
Net income (loss)	$(15,473)	$5,914

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Cost of revenue	$436	$307
Research and development	3,627	839
Sales and marketing	5,149	2,199
General and administrative	4,452	1,990
Total	$13,664	$5,335

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2020	2019
Revenue:
Subscription-based software license	46.6%	45.8%
PCS and services	53.4	54.2
Total revenue	100.0	100.0
Cost of revenue:
Subscription-based software license	1.8	0.8
PCS and services	10.2	9.7
Total cost of revenue	12.0	10.5
Gross profit	88.0	89.5
Operating expenses:
Research and development	24.1	18.5
Sales and marketing	59.9	50.6
General and administrative	22.6	26.2
Total operating expenses	106.5	95.3
Loss from operations	(18.5)	(5.8)
Interest expense	(8.5)	(3.9)
Other income (expense), net	(2.3)	3.7
Loss before benefit of income taxes	(29.3)	(6.0)
Benefit of income taxes	(15.1)	(13.8)
Net income (loss)	(14.2)%	7.8%
Comparison of the Three Months Ended March 31, 2020 and 2019
Revenue

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$50,744	$34,807	$15,937	45.8%
PCS and services	58,087	41,213	16,874	40.9
Total revenue	$108,831	$76,020	$32,811	43.2%
The increase in our revenue for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily from additional sales to existing customers as our customer base continues to expand its utilization of our platform as shown by our dollar-based net expansion rate of over 125% in all periods presented. The increase in our revenue is also related to the increase in our total number of customers from 4,973 at March 31, 2019 to 6,443 at March 31, 2020. In addition, subscription-based software license revenue has increased due in part to an increase in the volume of multi-year deals.

The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
United States	$80,535	$52,896	$27,639	52.3%
International	28,296	23,124	5,172	22.4
Total	$108,831	$76,020	$32,811	43.2%
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,981	$597	$1,384	231.8%
PCS and services	11,066	7,403	3,663	49.5
Total cost of revenue	$13,047	$8,000	$5,047	63.1%
% of revenue	12.0%	10.5%
Gross margin	88.0%	89.5%
The increase in cost of revenue for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.2 million and an increase in royalty costs of $0.8 million due to increased use of third-party syndicated data by our customers. The increase was also due to a non-cash impairment charge of $2.0 million related to certain completed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology, and an increase in amortization of intangible assets of $0.7 million primarily attributable to our acquisition of ClearStory Data Inc., or ClearStory Data.
As of March 31, 2020, we had 97 cost of revenue personnel as compared to 79 as of March 31, 2019.
Research and Development

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Research and development	$26,181	$14,072	$12,109	86.1%
% of revenue	24.1%	18.5%
The increase in research and development expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $9.7 million due to an increase in headcount partly attributable to the acquisitions of ClearStory Data and Feature Labs, Inc., or Feature Labs. The increase in employee-related costs is also impacted by the timing within the period, and the market in which the headcount was added, and retention bonuses and stock awards provided to the employees acquired in the ClearStory Data and Feature Labs acquisitions. In addition, there was an increase of $2.2 million in information technology and overhead costs to support the additional headcount.
As of March 31, 2020, we had 347 research and development personnel as compared to 224 as of March 31, 2019.

Sales and Marketing

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Sales and marketing	$65,165	$38,450	$26,715	69.5%
% of revenue	59.9%	50.6%
The increase in sales and marketing expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $20.5 million due to an increase in headcount, an increase of $2.3 million in marketing programs due to our expanded Inspire user conference in Asia Pacific, an increase in consulting and professional fees of $1.0 million as we continue to expand the reach of our marketing programs, including through the expansion of our international marketing teams, and an increase of $2.6 million in information technology and overhead costs to support the additional headcount.
As of March 31, 2020, we had 787 sales and marketing personnel as compared to 482 as of March 31, 2019.
General and Administrative

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
General and administrative	$24,543	$19,900	$4,643	23.3%
% of revenue	22.6%	26.2%
The increase in general and administrative expense for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $7.1 million due to an increase in headcount, an increase of $0.8 million in allowance for doubtful accounts and credit losses, primarily related to the additional expected credit losses associated with the anticipated impact of the COVID-19 pandemic, and an increase of $0.6 million in information technology and overhead costs to support the additional headcount. These increases were offset by a decrease in consulting and professional fees of $4.2 million primarily related to additional costs incurred due to the implementation of certain new accounting standards and our change in auditors during the three months ended March 31, 2019.
As of March 31, 2020, we had 247 general and administrative personnel as compared to 151 as of March 31, 2019.
Interest Expense

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,303)	$(2,986)	$(6,317)	212%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. The increase in interest expense is due to the issuance of the 2024 & 2026 Notes, resulting in higher aggregate interest expense in the three months ended March 31, 2020 as compared to the three months ended March 31, 2019.

Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(2,462)	$2,829	$(5,291)	*

*	Not meaningful
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other expense, net for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily attributable to an increase in losses on foreign currency remeasurement, primarily related to intercompany loans, due to the weakening of foreign currencies relative to the U.S. dollar, offset by an increase in interest income due to an increase in balances of available-for-sale securities.
Benefit of Income Taxes

	Three Months Ended March 31,		Change
	2020	2019	Amount	%
	(in thousands, except percentages)
Benefit of income taxes	$(16,397)	$(10,473)	$(5,924)	*

*	Not meaningful
The change in the benefit of income taxes for the three months ended March 31, 2020 as compared to the three months ended March 31, 2019 was primarily due to discrete tax benefits of $11.1 million and $9.5 million related to excess tax deductions from exercised stock options and settled RSUs during the three months ended March 31, 2020, respectively.
Liquidity and Capital Resources
We had $991.9 million and $974.9 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of March 31, 2020 and December 31, 2019, respectively.
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
We also believe that our current financial resources will allow us to manage the anticipated impact of COVID-19 on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by COVID-19 on our business are expected to evolve over time. Consequently, we will continue to evaluate our financial position in light of future developments, particularly those relating to COVID-19. In addition to the uncertainties caused by COVID-19, our future capital requirements and the adequacy of available funds will depend on many factors, including the rate of our revenue growth, the timing and extent of our spending on research and development efforts and other business initiatives, the expansion of our sales and marketing activities, the timing of new product and service introductions, market acceptance of our platform, and overall economic conditions.

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$19,975	$16,038
Net cash provided by (used in) investing activities	(201,896)	1,900
Net cash provided by financing activities	1,222	19,599
Operating Activities
Net cash provided by operating activities was $20.0 million for the three months ended March 31, 2020. Net cash provided by operating activities primarily reflected a net loss of $15.5 million, offset by net non-cash activity of $16.2 million and a change in operating assets and liabilities of $19.3 million.
Net cash provided by operating activities was $16.0 million for the three months ended March 31, 2019. Net cash provided by operating activities primarily reflected net income of $5.9 million and net non-cash activity of $(1.9) million, offset by a change in operating assets and liabilities of $12.0 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our deferred revenue, contract asset and deferred commission balances decreased on a net basis during each of the three months ended March 31, 2019 and 2020 compared to the year ended December 31, 2018 and 2019, respectively. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2020 was $201.9 million, consisting of $196.9 million of purchases of investments, net of maturities and sales, and $5.0 million of purchases of property and equipment.
Net cash provided by investing activities for the three months ended March 31, 2019 was $1.9 million, consisting primarily of $3.4 million of purchases of investments, net of maturities and sales, offset in part by $1.5 million of purchases of property and equipment.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2020 was $1.2 million, consisting primarily of proceeds from stock option exercises of $11.6 million, offset by the minimum tax withholding paid on behalf of employees for RSU settlements of $9.9 million.
Net cash provided by financing activities for the three months ended March 31, 2019 was $19.6 million, consisting primarily of proceeds from stock option exercises and taxes withheld of $18.4 million, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements of $2.4 million and the payment of acquisition-related contingent consideration of $1.0 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSUs will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2020 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7, Convertible Senior Notes, Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British Pound and Euro. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses are incurred outside the United States and are denominated in foreign currencies where our operations are located. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries, including as a result of intercompany loans denominated in non-functional currencies. Increases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain current asset and current liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $991.9 million as of March 31, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2020 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Each series of our Notes bear a fixed interest rate, and therefore, are not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our 2023 Notes and August 2019 related to the issuance of our 2024 & 2026 Notes.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2020 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry

The ongoing outbreak of the COVID-19 pandemic around the world, or other similar health crises, could adversely impact our business and operating results.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including temporarily closing our offices worldwide and postponing or cancelling customer, employee or industry events, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in customers not purchasing or renewing our products or services, could result in a significant delay or lengthening of our sales cycles, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, if the spread of the COVID-19 pandemic continues and our operations are adversely impacted, we risk a delay, default and/or nonperformance under existing agreements. In addition, COVID-19 may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results.
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, potentially leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, resulting in potential business closures, layoffs of employees and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. The occurrence of any such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. It is not possible at this time to estimate the impact that COVID‑19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn may limit the effectiveness of our mitigation efforts.
Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.

We have been growing rapidly and, when the economy begins to recover from the impact of the COVID-19 pandemic, we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 936 employees as of March 31, 2019 to 1,478 employees as of March 31, 2020. We have also established and expanded our operations in a number of countries outside the United States.
In light of the COVID-19 pandemic, our global hiring and expansion plans have either temporarily ceased or significantly slowed in the short term. If our global hiring and expansion efforts are not resumed within a reasonable period of time, these actions may negatively affect our ability to expand our operations and maintain or increase our sales.
However, if the effects of the COVID-19 pandemic on us, the economy and our customers are short term, we would expect to continue to expand our operations and headcount significantly, and we would anticipate that further significant expansion would be required. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Austria, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing and managing software, as well as competition for experienced sales personnel. We may not be successful in, and from time to time have experienced difficulty in, recruiting, training and retaining qualified personnel. In addition, as a result of the COVID-19 pandemic, we may not be able to hire as quickly as planned and it may be more challenging to entice qualified personnel to leave their current positions to join us.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel and software engineers to support our growth. New hires require significant training and sales personnel typically take six months or more to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our talent will be new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our talent base. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, if the software engineers are unable to timely contribute to the development of our products and services, if we are unable to resume hiring at our planned rates as the economy begins to recover from the impact of the COVID-19 pandemic, or in the event we are required to reduce our workforce as a result of the COVID-19 pandemic, our business will be adversely affected.
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
Although we generated net income in recent periods, we incurred a net loss in the three months ended March 31, 2020 and have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives may be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

If we cannot maintain our corporate culture as we grow, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we continue to grow and face industry challenges, it may become more challenging to maintain that culture. In addition, when the economy begins to recover from the impact of COVID-19, we plan to expand our international operations into other countries in the future, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. Further, as a result of the COVID-19 pandemic, nearly all of our employees have begun working remotely, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. If we are unable to maintain our corporate culture, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
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
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, mitigation and containment measures adopted by government authorities to contain the spread of COVID-19 in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
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
Our customers generally enter into license agreements with one to three year subscription terms and generally have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. New customers may enter into license agreements for lower subscription amounts or for shorter subscription terms than we anticipate, which reduces our ability to forecast revenue growth accurately. Moreover, our customers may not renew their subscriptions and those customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription terms. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of early deployment, reductions in our customers’ spending levels, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions, including as a result of the COVID-19 pandemic. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have introduced products and services that may become competitive with our offerings in the future. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., DataRobot, Inc., MicroStrategy Incorporated, salesforce.com, inc., Talend S.A., TIBCO Software Inc., and Trifacta, Inc.
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
In addition, all our sales to Federal government entities have been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to purchase through a particular channel partner or renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers improper or illegal activities.
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
Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. In addition, as a result of the COVID-19 pandemic, many large enterprises have reduced or delayed technology or other discretionary spending, which, in addition to resulting in longer sales cycles, may materially and negatively impact our operating results, financial condition and prospects. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.
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
We are generating a growing portion of our revenue from international licenses, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. There are certain risks inherent in conducting international business, including:

•	fluctuations in foreign currency exchange rates, which could add volatility to our operating results;

•	new, or changes in, regulatory requirements;

•
uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the European Union and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and other locations;

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

•
treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including with respect to our corporate operating structure and intercompany arrangements;

•	different or weaker protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;

•	economic weakness or currency-related crises;

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

•	vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;

•	generally longer payment cycles and greater difficulty in collecting accounts receivable;

•	our ability to adapt to sales practices and customer requirements in different cultures;

•
the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;

•	dependence on certain third parties, including resellers with whom we do not have extensive experience;

•	natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic;

•	corporate espionage; and

•	political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
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
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside the United States, many of which are in the European Union. Although the United Kingdom is expected to continue its trading relationships with the European Union under a transition agreement running to year end 2020, our U.K. subsidiary could lose access to the E.U. single market and to E.U. trade agreements with other jurisdictions after that transition period, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees. In addition, depending on the final terms of Brexit and formal agreements or arrangements between the European Union and the United Kingdom, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on our products licensed to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future operating results and cash flows.
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
We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

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
As part of our business, we process, store, and transmit our customers’ information and data as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, our employees are temporarily working remotely, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
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
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data that may be subject to privacy laws or disrupt our information systems, devices or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•	harm to customers;

•	business interruptions and delays;

•	the loss, misappropriation, corruption or unauthorized access of data;

•	litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;

•	reputational damage;

•	increase to insurance premiums; and

•	foreign, federal and state governmental inquiries.

Any of the foregoing events could have a material, adverse effect on our financial position and operating results and harm our business reputation.
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
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. For example, our operating results may be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, existing customers may attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our operating results and financial condition.

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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•	the impact of the COVID-19 pandemic;

•	our ability to generate significant revenue from new products and services;

•	our ability to maintain and grow our customer base;

•	our ability to expand our number of partners and distribution of our platform;

•	the development and introduction of new products and services by us or our competitors;

•	increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;

•	the timing of significant new purchases or renewals by our customers;

•	purchasing patterns of our customers, including as a result of seasonality or changes in product mix;

•	the timing of our annual user conferences;

•	costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;

•	actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;

•	adverse litigation, judgments, settlements, or other litigation-related costs;

•	changes in the legislative or regulatory environment, such as with respect to privacy;

•	the application of new or changing financial accounting standards or practices;

•	fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and

•
general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including the impact of the ongoing COVID-19 pandemic.

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
In addition, we have experienced increased sales and marketing expenses associated with our annual company kickoff and our annual U.S., European and Asia-Pacific user conferences in the period in which each occurs. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.

If we are unable to recruit or retain skilled personnel, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. If we are able to resume our hiring at the rate we expected prior to the COVID-19 pandemic, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them. As we continue to move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees.
Our future success also depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. If we lose the services of senior management or other key personnel, including due to illness resulting from COVID-19, if our senior management team cannot work together effectively, or if we are unable to attract, train, assimilate, and retain the highly skilled personnel we need, our business, operating results, and financial condition could be adversely affected.
We are obligated to develop and maintain proper and effective internal control over financial reporting. If we identify material weaknesses in the future, or otherwise fail to maintain an effective system of internal control over financial reporting in the future, we may not be able to accurately or timely report our financial condition or operating results, which may adversely affect investor confidence in our company and, as a result, the value of our Class A common stock.
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
These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•	inability to integrate or benefit from acquired technologies or services in a profitable manner and the potential for customer non-acceptance of multiple platforms on a temporary or permanent basis;

•
unanticipated costs or liabilities associated with the acquisition, including potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the product into our offerings or recognize the benefits of our investment;

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
Moreover, recent amendments to U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, it may be possible for unauthorized third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.
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
In the past several months as a result of the ongoing COVID-19 pandemic, and over the last decade, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
For example, the rapid spread of COVID-19 globally in 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we continue to monitor the situation, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in customers not purchasing or renewing our products or services, could result in a significant delay or lengthening of our sales cycles, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.

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
A significant portion of our critical business operations are concentrated in the United States. For instance, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility has experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards. Further, due to nearly all of our employees working remotely as a result of COVID-19, we increased infrastructure capacity in those areas where we anticipated increased demand on our infrastructure.
Interruptions or performance problems with either our technology and infrastructure or our data center hosting facility, including any failure to foresee those areas of our infrastructure that could be adversely impacted as a result of COVID-19, could, among other things:

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
Natural disasters or other catastrophic events may also cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are subject to interruption by natural disasters, fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted, and could continue to result, in customers not purchasing or renewing our products or services, could result in a significant delay or lengthening of our sales cycles, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes. Additionally, all the aforementioned risks may be further increased if we do not implement a disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. Furthermore, volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue. This could have a negative impact on our operating results. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act (defined below). Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of COVID-19 could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been, and may in the future be, required. For example, our adoption of ASC 606 required us to make significant updates to our financial information technology systems and significant modifications to our accounting controls and procedures and placed a significant burden on our accounting and information technology teams, both financially and through the expenditure of management time. Our failure to meet our reporting obligations as a result of any changes to our disclosure controls and procedures and internal control over financial reporting could have a material adverse effect on our business and on the trading price of our Class A common stock. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations. As a result of ongoing efforts to maintain and improve our disclosure controls and procedures and internal control over financial reporting, management’s attention may be diverted from other business concerns, which could adversely affect our business and operating results. Although we have already hired additional employees to comply with these requirements, we may need to hire more employees in the future or engage outside consultants, which will increase our costs and expenses.
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
The Notes (as defined in Note 7, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Quarterly Report) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the ongoing COVID-19 pandemic, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as responses to the COVID-19 pandemic, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
As a result of meeting certain conditional conversion criteria during the three months ended March 31, 2020, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending June 30, 2020. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability in the future, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of March 31, 2020.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $158.00 through March 31, 2020. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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

•	changes in accounting standards, policies, guidelines, interpretations, or principles;

•	the impact of the COVID-19 pandemic, including on the global economy, our operating results and enterprise technology spending;

•	other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and

•	sales of shares of our Class A common stock by us or our stockholders, including sales and purchases of any Class A common stock issued upon conversion of any series of our Notes.
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic may lead to increased shareholder activism if we experience a market valuation that activists believe is not reflective of our intrinsic value. Activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. If we were to become involved in securities litigation, it could subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 65.9 million shares of our Class A and Class B common stock outstanding as of March 31, 2020. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In May 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court.
Section 27 of the Exchange Act creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
Our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.

Any person or entity purchasing or otherwise acquiring or holding any interest in any of our securities shall be deemed to have notice of and consented to our exclusive forum provisions, including the Federal Forum Provision. The exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or any of our directors, officers, or other employees, which may discourage lawsuits with respect to such claims. Alternatively, if a court were to find the choice of forum provisions contained in our restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could harm our business, operating results, and financial condition.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.1*	Form of Severance and Change in Control Agreement					X

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.
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
Date: May 7, 2020