Form 10-Q
period 2020-06-30
Alteryx, Inc.
filed 2020-08-07
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
On July 31, 2020, there were 53,498,926 shares of the registrant’s Class A common stock outstanding and 12,677,445 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2020

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” or “continue,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•the duration and impact of the novel coronavirus and the coronavirus disease, or COVID-19, pandemic;
•trends in revenue, cost of revenue, and gross margin;
•our investments in cloud infrastructure and the cost of third-party data center hosting fees;
•trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•expansion of our international operations and the impact on foreign tax expense;
•maintaining a valuation allowance for net deferred tax assets to the extent they are not expected to be recoverable;
•the timing and method of settlement of any series of our convertible senior notes;
•the global opportunity for our analytic process automation software platform;
•our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;
•the continued development and success of Alteryx Community, our online user community, distribution channels and our partner relationships;
•our expectations for the Alteryx APA platform, Alteryx Connect, Alteryx Promote, Alteryx Analytics Hub and Alteryx Intelligence Suite;
•expansion of and within our customer base;
•continued investments in research and development;
•competitors and competition in our markets;
•the impact of foreign currency exchange rates;
•cash and cash equivalents and short-term investments and any positive cash flows from operations being sufficient to support our working capital and capital expenditure requirements for at least the next 12 months; and
•other statements regarding our future operations, financial condition, and prospects and business strategies.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription-based software license	$34,646	$36,841	$85,390	$71,649
PCS and services	61,587	45,202	119,674	86,414
Total revenue	96,233	82,043	205,064	158,063
Cost of revenue:
Subscription-based software license	946	1,073	2,927	1,848
PCS and services	8,689	8,222	19,755	15,447
Total cost of revenue	9,635	9,295	22,682	17,295
Gross profit	86,598	72,748	182,382	140,768
Operating expenses:
Research and development	23,256	16,381	49,437	30,453
Sales and marketing	57,941	48,185	123,106	86,635
General and administrative	23,195	16,470	47,738	36,370
Total operating expenses	104,392	81,036	220,281	153,458
Loss from operations	(17,794)	(8,288)	(37,899)	(12,690)
Interest expense	(9,496)	(3,098)	(18,799)	(6,084)
Other income, net	4,530	847	2,068	3,676
Loss before provision for (benefit of) income taxes	(22,760)	(10,539)	(54,630)	(15,098)
Provision for (benefit of) income taxes	12,533	(7,320)	(3,864)	(17,793)
Net income (loss)	$(35,293)	$(3,219)	$(50,766)	$2,695
Net income (loss) per share attributable to common stockholders, basic	$(0.53)	$(0.05)	$(0.77)	$0.04
Net income (loss) per share attributable to common stockholders, diluted	$(0.53)	$(0.05)	$(0.77)	$0.04
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,039	62,613	65,804	62,271
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	66,039	62,613	65,804	67,994
Other comprehensive income, net of tax:
Net unrealized holding gain on investments, net of tax	1,817	212	3,060	914
Foreign currency translation adjustments	613	1,193	1,611	182
Other comprehensive income, net of tax	2,430	1,405	4,671	1,096
Total comprehensive income (loss)	$(32,863)	$(1,814)	$(46,095)	$3,791
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$128,175	$409,949
Short-term investments	607,620	376,995
Accounts receivable, net	68,548	129,912
Prepaid expenses and other current assets	68,556	55,129
Total current assets	872,899	971,985
Property and equipment, net	26,785	20,296
Operating lease right-of-use assets	37,579	33,600
Long-term investments	238,643	187,921
Goodwill	36,843	36,910
Intangible assets, net	18,005	22,083
Other assets	85,485	69,543
Total assets	$1,316,239	$1,342,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,919	$9,383
Accrued payroll and payroll related liabilities	29,215	53,683
Accrued expenses and other current liabilities	28,746	31,715
Deferred revenue	83,958	83,895
Convertible senior notes, net	70,345	68,154
Total current liabilities	224,183	246,830
Convertible senior notes, net	643,690	630,321
Deferred revenue	2,685	2,733
Operating lease liabilities	33,028	29,293
Other liabilities	3,175	8,254
Total liabilities	906,761	917,431
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 53,374 and 52,056 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively; 500,000 Class B shares authorized, 12,770 and 13,204 shares issued and outstanding as of June 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	443,466	412,191
Retained earnings (accumulated deficit)	(37,140)	14,235
Accumulated other comprehensive income (loss)	3,145	(1,526)
Total stockholders’ equity	409,478	424,907
Total liabilities and stockholders’ equity	$1,316,239	$1,342,338
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	625	—	1,655	—	—	1,655
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments, net of tax	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	259	—	(967)	—	—	(967)
Stock-based compensation	—	—	16,923	—	—	16,923
Cumulative translation adjustment	—	—	—	—	613	613
Unrealized gain on investments, net of tax	—	—	—	—	1,817	1,817
Net loss	—	—	—	(35,293)	—	(35,293)
Balances at June 30, 2020	66,144	$7	$443,466	$(37,140)	$3,145	$409,478

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
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net income (loss)	$(50,766)	$2,695
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	5,542	3,573
Non-cash operating lease cost	3,580	2,134
Stock-based compensation	30,587	13,359
Accretion of discounts and premiums on investments, net	(609)	(1,587)
Amortization of debt discount and issuance costs	15,560	5,513
Deferred income taxes	(4,262)	(18,040)
Other non-cash operating activities, net	7,098	(85)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	60,176	30,290
Deferred commissions	382	(2,066)
Prepaid expenses, other current assets, and other assets	(29,874)	(15,270)
Accounts payable	2,482	4,753
Accrued payroll and payroll related liabilities	(24,153)	(5,871)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(10,125)	232
Deferred revenue	996	(12,957)
Net cash provided by operating activities	6,614	6,673
Cash flows from investing activities:
Purchases of property and equipment	(10,389)	(3,550)
Cash paid in business acquisitions, net of cash acquired	—	(16,604)
Purchases of investments	(643,320)	(146,782)
Sales and maturities of investments	365,624	167,040
Net cash provided by (used in) investing activities	(288,085)	104
Cash flows from financing activities:
Proceeds from receipt of Section 16(b) disgorgement	—	4,918
Proceeds from exercise of stock options	14,776	13,227
Minimum tax withholding paid on behalf of employees for restricted stock units	(14,088)	(5,261)
Other financing activity	(526)	(1,305)
Net cash provided by financing activities	162	11,579
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(463)	43
Net increase (decrease) in cash, cash equivalents and restricted cash	(281,772)	18,399
Cash, cash equivalents and restricted cash—beginning of period	411,424	90,961
Cash, cash equivalents and restricted cash—end of period	$129,652	$109,360
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,029	$575
Cash paid for income taxes	$1,231	$829
Cash paid for amounts included in the measurement of operating lease liabilities	$4,677	$2,749
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$1,235	$1,336
Right-of-use assets obtained in exchange for new operating lease liabilities	$14,400	$8,593
Reduction of right-of-use assets due to remeasurement	$(5,948)	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$—	$3,000
Contingent consideration settled through issuance of common stock	$—	$750
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
Our Company
Alteryx, Inc. and its subsidiaries, or we, our, or us, is a leader in Analytic Process Automation, or APA. The Alteryx APA software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to deliver faster and better business outcomes.
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
The operating results for the three and six months ended June 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2019, other than, during the three months ended March 31, 2020, we adopted new accounting guidance related to the measurement of credit losses and implementation costs incurred in cloud computing arrangements. See Recently Adopted Accounting Pronouncements below and Note 6, Allowance for Doubtful Accounts and Sales Reserves, for additional information.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. Except for the increase in expected credit losses as discussed in Note 6, Allowance for Doubtful Accounts and Sales Reserves, and recognition of a full valuation allowance against our deferred tax assets as discussed in Note 12, Income Taxes, we are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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
Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses, or ASC 326. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we are now required to use a forward-looking expected credit loss model for accounts receivables and other commitments to extend credit. Through December 31, 2019, we calculated our allowance for credit losses using a single pool of trade receivables as the basis for our credit loss rate. Effective January 1, 2020, we adopted ASC 326 and made changes to our accounting policies related to credit loss calculations, including the consideration of forecasted economic data and the pooling of financial assets with similar risk profiles, and now recognize credit losses associated with our available-for-sale securities. We adopted the new allowance for credit losses accounting standard on January 1, 2020 by means of a cumulative-effect adjustment, where we recognized the cumulative effect of initially applying the guidance as a $0.6 million addition to our contract asset reserve with an offsetting adjustment to retained earnings. See Note 5, Fair Value Measurements and Note 6, Allowance for Doubtful Accounts and Sales Reserves, for additional details.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective January 1, 2020. As a result of the adoption, we are required to capitalize additional costs related to the implementation of cloud computing arrangements that we have historically expensed as incurred, particularly costs incurred during the application development phase. This policy aligns the accounting for implementation costs associated with cloud computing arrangements with our existing policy related to internal-use software. Capitalized costs related to cloud computing arrangements for the six months ended June 30, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.

3. Revenue

Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue by region:
United States	$65,969	$57,782	$146,504	$110,678
International	30,264	24,261	58,560	47,385
Total	$96,233	$82,043	$205,064	$158,063
Revenue attributable to the United Kingdom comprised 10.4% of total revenue for the three months ended June 30, 2020. Other than the United Kingdom for the three months ended June 30, 2020, no other countries outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
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
As of June 30, 2020, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $24.7 million is included in prepaid expenses and other current assets and $57.4 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2019, we had contract assets of $18.5 million included in prepaid expenses and other current assets and $39.3 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during the three and six months ended June 30, 2020.
During the six months ended June 30, 2020 and 2019, we recognized $59.8 million and $58.0 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the six months ended June 30, 2020 is presented below (in thousands):

Balances at December 31, 2019	$43,035
Additional deferred commissions	15,862
Amortization of deferred commissions	(16,077)
Effects of foreign currency translation	(681)
Balances at June 30, 2020	$42,139

As of June 30, 2020, $19.0 million of our deferred commissions are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during the six months ended June 30, 2020. There were no assets recognized related to the costs to fulfill contracts during the six months ended June 30, 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2020, we had an aggregate transaction price of $410.0 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $366.3 million as revenue over the next 24 months, with the remaining amount recognized thereafter.
4. Business Combinations
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the ClearStory Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the ClearStory Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of June 30, 2020.

In connection with the acquisition, we entered into employment agreements with certain employees from ClearStory Data, which include up to $6.0 million in equity awards that vest over a three-year term and aggregate cash payments based on the achievement of certain milestones over a period of 24 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2020 and December 31, 2019 (in thousands):

	As of June 30, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$42,475	$—	$42,475	$42,475	$—	$—
Level 1:
Money market funds	$57,500	$—	$57,500	$57,500	$—	$—
Subtotal	$57,500	$—	$57,500	$57,500	$—	$—
Level 2:
Commercial paper	$127,310	$120	$127,430	$2,000	$125,430	$—
Certificates of deposit	1,000	—	1,000	—	1,000	—
U.S. Treasury and agency bonds	537,097	2,210	539,307	26,200	312,160	200,947
Corporate bonds	205,376	1,350	206,726	—	169,030	37,696
Subtotal	$870,783	$3,680	$874,463	$28,200	$607,620	$238,643
Level 3:	$—	$—	$—	$—	$—	$—
Total	$970,758	$3,680	$974,438	$128,175	$607,620	$238,643

	As of December 31, 2019
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,039	$—	$53,039	$53,039	$—	$—
Level 1:
Money market funds	$223,580	$—	$223,580	$223,580	$—	$—
Subtotal	$223,580	$—	$223,580	$223,580	$—	$—
Level 2:
Commercial paper	$217,140	$(6)	$217,134	$98,325	$118,809	$—
Certificates of deposit	1,000	—	1,000	—	—	1,000
U.S. Treasury and agency bonds	294,953	199	295,152	35,005	161,767	98,380
Corporate bonds	184,516	444	184,960	—	96,419	88,541
Subtotal	$697,609	$637	$698,246	$133,330	$376,995	$187,921
Level 3:	$—	$—	$—	$—	$—	$—
Total	$974,228	$637	$974,865	$409,949	$376,995	$187,921
All long-term investments had maturities of between one and two years in duration as of June 30, 2020. Cash and cash equivalents, restricted cash, and investments as of June 30, 2020 and December 31, 2019 held domestically were approximately $960.0 million and $963.4 million, respectively.
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

As of June 30, 2020, we had gross unrealized losses of less than $0.1 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. Credit loss expense related to these unrealized losses was not material to our condensed consolidated statements of operations and comprehensive income (loss) for the six months ended June 30, 2020.
Contingent Consideration. The following table presents a reconciliation of the beginning and ending balances of acquisition-related accrued contingent consideration using significant unobservable inputs (Level 3) for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Beginning balance	$94	$393	$500	$2,143
Obligations assumed	—	—	—	—
Change in fair value	—	(75)	—	(75)
Settlements	(94)	—	(500)	(1,750)
Ending balance	$—	$318	$—	$318
Instruments Not Recorded at Fair Value on a Recurring Basis. As of June 30, 2020, the fair value of our Notes (as defined in Note 8, Convertible Senior Notes) was $1.2 billion. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets for the six months ended June 30, 2020 (in thousands):

	Accounts Receivable Reserve	Contract Asset Reserve
Balance at December 31, 2019	$2,662	$205
Adoption of new accounting standard	—	609
Provision	985	1,686
Recoveries	(563)	(32)
Charge-offs	(414)	(138)
Balance at June 30, 2020	$2,670	$2,330
During the six months ended June 30, 2020, we analyzed the risk associated with each portfolio segment within our accounts receivables and contract assets balances. As a result of the economic uncertainties caused by the impact of the COVID-19 pandemic, we aggregated our portfolio into pools using different risk profiles. We increased our expected credit loss rates for customers in industries that we expect will be more adversely impacted by the economic downturn caused by the COVID-19 pandemic. This increase in expected credit losses due to the COVID-19 pandemic resulted in the recognition of an additional $0.7 million in expected credit losses, which is recorded in general and administrative expense in our condensed consolidated statements of operations and comprehensive income (loss).

7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2020 was as follows (in thousands):

Goodwill as of December 31, 2019	$36,910
Effects of foreign currency translation	(67)
Goodwill as of June 30, 2020	$36,843

Intangible assets consisted of the following (in thousands, except years):

	As of June 30, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,469	$(498)	$971
Developed technology	5.7	21,671	(4,637)	17,034
		$23,140	$(5,135)	$18,005

	As of December 31, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,503	$(402)	$1,101
Developed technology	5.4	27,821	(6,839)	20,982
		$29,324	$(7,241)	$22,083

During the six months ended June 30, 2020, we recorded an impairment charge of $2.0 million related to certain developed technology assets, due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$762	$1,096	$1,880	$1,542
Sales and marketing	50	56	100	115
Total	$812	$1,152	$1,980	$1,657
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2020 (in thousands):

Remainder of 2020	$1,978
2021	4,582
2022	4,582
2023	2,590
2024	1,914
Thereafter	2,359
Total amortization expense	$18,005

8. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36

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
Prior to the close of business on the business day immediately preceding the applicable Conversion Date, the applicable series of Notes is convertible at the option of the holders under the following circumstances:
•during any calendar quarter commencing after the calendar quarter subsequent to the calendar quarter in which the applicable series of Notes was issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the applicable series of Notes on each applicable trading day;
•during the five business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the applicable series of Notes on such applicable trading day; or
•upon the occurrence of specified corporate events described in the applicable Indenture.

For at least 20 trading days during the period of 30 consecutive trading days ending June 30, 2020, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending September 30, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2020. As of the date of this filing, we have not received a material number of requests for conversion. As of June 30, 2020, the if-converted value of the 2023 Notes exceeded its principal amount by $229.3 million. As of June 30, 2020, the 2024 & 2026 Notes were not currently convertible.
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
The Notes consisted of the following (in thousands):

	As of June 30, 2020			As of December 31, 2019
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,759	$400,000	$400,000	$84,759	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(14,414)	(65,521)	(90,789)	(16,605)	(72,669)	(97,010)
Net carrying amount	$70,345	$334,479	$309,211	$68,154	$327,331	$302,990

Equity, net of issuance costs	$46,474	$69,749	$93,380	$46,474	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Contractual interest expense	$1,606	$288	$3,212	$575
Amortization of debt issuance costs and discount	7,885	2,814	15,560	5,513
Total	$9,491	$3,102	$18,772	$6,088

9. Equity Awards
Stock Options
Stock option activity during the six months ended June 30, 2020 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	2,712	$22.58
Granted	196	150.90
Exercised	(618)	18.54
Canceled/forfeited	(173)	42.07
Options outstanding at June 30, 2020	2,117	$34.06
As of June 30, 2020, there was $20.1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.

Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Six Months Ended June 30,
	2020	2019
Expected term (in years)	5.8	5.8
Estimated volatility	43%	38%
Risk-free interest rate	1%	3%
Estimated dividend yield	—%	—%
Weighted average fair value	$63.57	$28.21
Restricted Stock Units
Restricted stock unit, or RSU, activity during the six months ended June 30, 2020 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2019	1,576	$64.46
Granted	815	139.19
Vested	(358)	55.93
Canceled/forfeited	(135)	62.80
RSUs outstanding at June 30, 2020	1,898	$98.25
As of June 30, 2020, total unrecognized compensation expense related to unvested RSUs was approximately $159.9 million, which is expected to be recognized over a weighted-average period of 2.5 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cost of revenue	$597	$410	$1,033	$717
Research and development	2,992	1,516	6,619	2,355
Sales and marketing	7,610	3,152	12,759	5,351
General and administrative	5,724	2,946	10,176	4,936
Total	$16,923	$8,024	$30,587	$13,359
10. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Massachusetts, Michigan, New York and Texas in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Operating lease cost	$2,470	$1,596	$4,844	$3,018
Short-term lease cost	461	470	1,007	714
Variable lease cost	952	432	1,626	783
Total lease cost	$3,883	$2,498	$7,477	$4,515
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2020 (in thousands):

Remainder of 2020	$4,884
2021	8,904
2022	8,292
2023	6,901
2024	6,712
2025	5,855
Thereafter	6,433
Total minimum lease payments	47,981
Less imputed interest	(7,703)
Present value of future minimum lease payments	40,278
Less current obligations under leases (1)	(7,250)
Long-term lease obligations	$33,028
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
In addition to the leases included on our condensed consolidated balance sheet as of June 30, 2020, we have 5 leases that have been executed but not yet commenced as of June 30, 2020 with lease terms that range from two to eight years. As of June 30, 2020, we have either not gained access or have not begun construction for these leased assets nor do we have control of the underlying assets while under construction. We anticipate that these operating leases will commence during the next twelve months. We expect to pay approximately $84.4 million in minimum rent payments related to these leases, $22.1 million of which will be paid over the next 24 months.
11. Contingencies
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of June 30, 2020 and December 31, 2019, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.

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
12. Income Taxes
The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Provision for (benefit of) income taxes	$12,533	$(7,320)	$(3,864)	$(17,793)
Effective tax rate	55.1%	(69.5)%	(7.1)%	(117.9)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of June 30, 2020, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we recorded a full valuation allowance against our U.S. deferred tax assets as of June 30, 2020. Upon establishing the U.S. valuation allowance, we revised our annual effective income tax rate for the year ended December 31, 2020 and recorded the cumulative effect of the revised estimated tax rate through provision for income taxes during the three months ended June 30, 2020. We continue to record a full valuation allowance against our U.K. deferred tax assets as of June 30, 2020. We had a deferred tax liability of $5.6 million as of December 31, 2019, included in other liabilities in our condensed consolidated balance sheets.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the six months ended June 30, 2020 and 2019 was primarily attributable to discrete tax benefits related to excess tax deductions from settled stock options and RSUs. This was offset by the impact of establishing a valuation allowance against our U.S. deferred tax assets as of June 30,2020.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact to our condensed consolidated financial statements for the six months ended June 30, 2020.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

13. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$(35,293)	$(3,219)	$(50,766)	$2,695
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,039	62,613	65,804	62,271
Effect of dilutive securities:
Convertible senior notes	—	—	—	2,333
Contingently issuable shares	—	—	—	6
Employee stock awards	—	—	—	3,384
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	66,039	62,613	65,804	67,994
Net income (loss) per share attributable to common stockholders, basic	$(0.53)	$(0.05)	$(0.77)	$0.04
Net income (loss) per share attributable to common stockholders, diluted	$(0.53)	$(0.05)	$(0.77)	$0.04
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Stock awards	4,003	4,751	4,075	249
Convertible senior notes	6,137	5,188	6,137	—
Total shares excluded from net loss per share	10,140	9,939	10,212	249

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
Overview
We are a leader in Analytic Process Automation, or APA. The Alteryx APA software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to deliver faster and better business outcomes.
Our platform includes Alteryx Designer, our data profiling, preparation, blending, and analytics product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for scheduling, sharing and running analytic processes and applications in a web-based environment, Alteryx Analytics Hub, our next-generation automation and collaboration product, Alteryx Intelligence Suite, our augmented machine learning and text mining product, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2020, we had over 6,700 customers in more than 90 countries, including over 730 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and six months ended June 30, 2020 and 2019, respectively.
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
We sell our platform primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. In addition, we have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our channel partners include technology alliances, solution providers, strategic global system integrators, solution partners, and value-added resellers, or VARs. These channel partners also provide solution-based selling, services, and training internationally.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. During the three and six months ended June 30, 2020, we continued to experience significant changes in customer buying behavior that began in March as a result of the impact of the COVID-19 pandemic, including decreased customer engagement and delayed sales cycles. Specifically, economic challenges that enterprise customers in certain verticals have experienced, as well as weakness in our commercial segment that targets small- and medium-sized businesses, have adversely impacted the length of the sales cycle and the expansion and new business sales with these customers. As a result of these changes, we experienced a decrease in revenue from the three months ended June 30, 2020 as compared to the three months ended March 31, 2020 and deterioration in near-term demand, and saw key business metrics, including our dollar-based net expansion rate, decrease quarter over quarter. See Key Business Metrics and Results of Operations for further discussion. Further, as a result of the impact of the COVID-19 pandemic on our operating results for the three months ended June 30, 2020, we expect our business in fiscal 2020 to continue to perform at levels lower than planned prior to the COVID-19 pandemic.
To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide remain temporarily closed and nearly all of our employees continue to work remotely. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will begin to lift the work from home requirements for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In addition, in certain locations where shutdowns were or continue to be in effect, the construction of certain of our leased facilities has been delayed, which could impact our ability to utilize these facilities in accordance with our original timeline. Although we believe our current facilities will meet our requirements for the foreseeable future, a delay in construction could result in additional costs.
In response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. We have temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expense except where critical to the business, and acted to limit discretionary spending. To the extent the business disruption continues for an extended period, additional cost management actions may be considered. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of COVID-19, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2019	2019	2019	2019	2020	2020
Customers	4,973	5,278	5,613	6,087	6,443	6,714

Dollar-Based Net Expansion Rate.  Our dollar-based net expansion rate is a trailing four-quarter average of the annual contract value, or ACV, which is defined as the subscription revenue that we would contractually expect to recognize over the term of the contract divided by the term of the contract, in years, from a cohort of customers in a quarter as compared to the same quarter in the prior year. A dollar-based net expansion rate equal to 100% would generally imply that we received the same amount of ACV from our cohort of customers in the current quarter as we did in the same quarter of the prior year. A dollar-based net expansion rate less than 100% would generally imply that we received less ACV from our cohort of customers in the current quarter than we did in the same quarter of the prior year. A dollar-based net expansion rate greater than 100% would generally imply that we received more ACV from our cohort of customers in the current quarter than we did in the same quarter of the prior year.
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
The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2019	2019	2019	2019	2020	2020
Dollar-based net expansion rate	134%	133%	132%	130%	128%	126%

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription-based software license	$34,646	$36,841	$85,390	$71,649
PCS and services	61,587	45,202	119,674	86,414
Total revenue	96,233	82,043	205,064	158,063
Cost of revenue:
Subscription-based software license	946	1,073	2,927	1,848
PCS and services	8,689	8,222	19,755	15,447
Total cost of revenue(1)	9,635	9,295	22,682	17,295
Gross profit	86,598	72,748	182,382	140,768
Operating expenses:
Research and development(1)	23,256	16,381	49,437	30,453
Sales and marketing(1)	57,941	48,185	123,106	86,635
General and administrative(1)	23,195	16,470	47,738	36,370
Total operating expenses	104,392	81,036	220,281	153,458
Loss from operations	(17,794)	(8,288)	(37,899)	(12,690)
Interest expense	(9,496)	(3,098)	(18,799)	(6,084)
Other income, net	4,530	847	2,068	3,676
Loss before provision for (benefit of) income taxes	(22,760)	(10,539)	(54,630)	(15,098)
Provision for (benefit of) income taxes	12,533	(7,320)	(3,864)	(17,793)
Net income (loss)	$(35,293)	$(3,219)	$(50,766)	$2,695

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$597	$410	$1,033	$717
Research and development	2,992	1,516	6,619	2,355
Sales and marketing	7,610	3,152	12,759	5,351
General and administrative	5,724	2,946	10,176	4,936
Total	$16,923	$8,024	$30,587	$13,359

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Subscription-based software license	36.0%	44.9%	41.6%	45.3%
PCS and services	64.0	55.1	58.4	54.7
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.0	1.3	1.4	1.1
PCS and services	9.0	10.0	9.6	9.8
Total cost of revenue	10.0	11.3	11.0	10.9
Gross profit	90.0	88.7	89.0	89.1
Operating expenses:
Research and development	24.2	20.0	24.1	19.3
Sales and marketing	60.2	58.7	60.0	54.8
General and administrative	24.1	20.1	23.3	23.0
Total operating expenses	108.5	98.8	107.4	97.1
Loss from operations	(18.5)	(10.1)	(18.4)	(8.0)
Interest expense	(9.9)	(3.8)	(9.2)	(3.8)
Other income, net	4.7	1.0	1.0	2.3
Loss before provision for (benefit of) income taxes	(23.7)	(12.9)	(26.6)	(9.5)
Provision for (benefit of) income taxes	13.0	(8.9)	(1.9)	(11.3)
Net income (loss)	(36.7)%	(4.0)%	(24.7)%	1.8%

Comparison of the Three and Six Months Ended June 30, 2020 and 2019
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$34,646	$36,841	$(2,195)	(6.0)%	$85,390	$71,649	$13,741	19.2%
PCS and services	61,587	45,202	16,385	36.2	119,674	86,414	33,260	38.5
Total revenue	$96,233	$82,043	$14,190	17.3%	$205,064	$158,063	$47,001	29.7%
The decrease in subscription-based software license revenue for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to a decrease in sales to new and existing customers and average transaction size as customers have slowed or delayed purchases due to the impact of the ongoing COVID-19 pandemic. Although our growth and expansion rates have decreased during the three months ended June 30, 2020, our total number of customers increased from 5,278 as of June 30, 2019 to 6,714 as of June 30, 2020, and our customer base expanded its use of our platform as shown by our dollar-based net expansion rate of 126%.
The increase in subscription-based software license revenue for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily from additional sales to existing and new customers during the three months ended March 31, 2020, prior to the impact of the COVID-19 pandemic noted above, as our customer base continued to expand its use of our platform. The increase in our revenue is also related to an increase in the number of multi-year deals.

PCS and services revenue is primarily recognized ratably over the subscription term while our subscription-based software license revenue is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Therefore, despite decreases in our subscription-based software license revenue for the three months ended June 30, 2020 as compared to June 30, 2019, PCS and services revenue increased during the same periods due to the ratable recognition of this revenue with respect to sales to customers in prior periods and the growth in our customer base between June 30, 2019 and June 30, 2020. Our product pricing was not a significant driver of the increase in subscription-based software license or PCS and services revenue for the periods presented.
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
United States	$65,969	$57,782	$8,187	14.2%	$146,504	$110,678	$35,826	32.4%
International	30,264	24,261	6,003	24.7	58,560	47,385	11,175	23.6
Total	$96,233	$82,043	$14,190	17.3%	$205,064	$158,063	$47,001	29.7%

Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$946	$1,073	$(127)	(11.8)%	$2,927	$1,848	$1,079	58.4%
PCS and services	8,689	8,222	467	5.7	19,755	15,447	4,308	27.9
Total cost of revenue	$9,635	$9,295	$340	3.7%	$22,682	$17,295	$5,387	31.1%
% of revenue	10.0%	11.3%			11.0%	10.9%
Gross margin	90.0%	88.7%			89.0%	89.1%

The increase in cost of revenue for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $0.3 million and an increase in royalty costs of $0.3 million due to increased use of third-party syndicated data by our customers. These increases were partially offset by a decrease in amortization of intangible assets of $0.3 million due to a non-cash impairment charge during the three months ended March 31, 2020 related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology.

The increase in cost of revenue for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.6 million, an increase in royalty costs of $1.0 million, an increase of IT expenses of $0.4 million, an increase in amortization of intangible assets of $0.4 million due to our acquisition of Clearstory Data, and an increase of $2.0 million due to a non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology.

As of June 30, 2020, we had 99 cost of revenue personnel as compared to 88 as of June 30, 2019.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Research and development	$23,256	$16,381	$6,875	42.0%	$49,437	$30,453	$18,984	62.3%
% of revenue	24.2%	20.0%			24.1%	19.3%

The increase in research and development expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $5.0 million due to an increase in headcount partly attributable to the acquisitions of ClearStory Data and Feature Labs, Inc., or Feature Labs, as well as additional stock awards provided to employees acquired as part of the ClearStory Data and Feature Labs acquisitions. In addition, there was an increase of $1.3 million in information technology and overhead costs to support the additional headcount.
The increase in research and development expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $14.6 million due to an increase in headcount partly attributable to the ClearStory Data and Feature Labs acquisitions. The increase in employee-related costs is also impacted by the timing within the period, and the market in which the headcount was added, and retention bonuses and stock awards provided to the employees acquired in the ClearStory Data and Feature Labs acquisitions. In addition, there was an increase in consulting and outsourced labor of $0.7 million to assist in certain development projects, and an increase of $3.5 million in information technology and overhead costs to support the additional headcount.
As of June 30, 2020, we had 360 research and development personnel as compared to 263 as of June 30, 2019.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Sales and marketing	$57,941	$48,185	$9,756	20.2%	$123,106	$86,635	$36,471	42.1%
% of revenue	60.2%	58.7%			60.0%	54.8%
        The increase in sales and marketing expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $13.0 million due to an increase in headcount, with such amount including the effect of a decrease in travel and entertainment expense of $3.0 million as a result of travel restrictions caused by the COVID-19 pandemic, an increase in consulting and professional fees of $0.4 million as we continued to expand the reach of our virtual marketing programs, including through the expansion of our international marketing teams, and an increase of $1.5 million in information technology and overhead costs to support the additional headcount. These increases were partially offset by a decrease of $5.6 million in marketing programs primarily due to the cancellation of our annual Analyticon user conferences and other in-person marketing events.
The increase in sales and marketing expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $33.5 million due to an increase in headcount, an increase in consulting and professional fees of $1.4 million as we continued to expand the reach of our virtual marketing programs, and an increase of $4.2 million in information technology and overhead costs to support the additional headcount. These increases were partially offset by a decrease of $3.2 million in marketing programs primarily due to the cancellation of our annual Analyticon user conferences and other in-person marketing events, with such decrease partially offset in part by an increase in our digital marketing programs.
As of June 30, 2020, we had 812 sales and marketing personnel as compared to 546 as of June 30, 2019.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
General and administrative	$23,195	$16,470	$6,725	40.8%	$47,738	$36,370	$11,368	31.3%
% of revenue	24.1%	20.1%			23.3%	23.0%

The increase in general and administrative expense for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $5.2 million due to an increase in headcount, an increase of $0.5 million in consulting and professional fees, and an increase of $0.6 million in information technology and overhead costs to support the additional headcount.
The increase in general and administrative expense for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $12.3 million due to an increase in headcount, an increase of $0.9 million in allowance for doubtful accounts and credit losses, primarily related to the additional expected credit losses associated with the anticipated impact of COVID-19, and an increase of $1.2 million in information technology and overhead costs to support the additional headcount. These increases were partially offset by a decrease of $3.8 million in consulting and professional fees due to the completion of scheduled infrastructure projects as of December 31, 2019 and additional costs incurred due to the implementation of certain new accounting standards and our change in independent registered public accounting firm during the six months ended June 30, 2019.
As of June 30, 2020, we had 244 general and administrative personnel as compared to 179 as of June 30, 2019.
        Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,496)	$(3,098)	$(6,398)	207%	$(18,799)	$(6,084)	$(12,715)	209%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. The increase in interest expense is due to the issuance of the 2024 & 2026 Notes, resulting in higher aggregate interest expense in the three and six months ended June 30, 2020 as compared to the three and six months ended June 30, 2019.
        Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Other income, net	$4,530	$847	$3,683	*	$2,068	$3,676	$(1,608)	*

*	Not meaningful
Other income, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other income, net for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily attributable to an increase in gains on foreign currency remeasurement, primarily related to intercompany loans, due to the strengthening of foreign currencies relative to the U.S. dollar from March 31, 2020 and 2019, respectively, in addition to an increase in interest income due to an increase in balances of available-for-sale securities.
The decrease in other income, net for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily attributable to an increase in losses on foreign currency remeasurement, primarily related to intercompany loans, due to the weakening of foreign currencies relative to the U.S. dollar from December 31, 2019 and 2018, respectively, offset in part by an increase in interest income due to an increase in balances of available-for-sale securities.

Provision for (Benefit of) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$12,533	$(7,320)	$19,853	*	$(3,864)	$(17,793)	$13,929	*

*	Not meaningful
The increase in provision for income taxes for the three months ended June 30, 2020 as compared to the three months ended June 30, 2019 was primarily due to a $15.6 million impact from establishing a valuation allowance against our U.S. deferred tax assets, and the reversal of discrete tax benefits related to excess tax deductions from exercises of stock options and RSU settlements because of the valuation allowance established, during the three months ended June 30, 2020, and a $4.6 million reduction of discrete tax benefits related to excess tax deductions from exercises of stock options and RSU settlements recognized during the three months ended June 30, 2019.
The decrease in benefit of income taxes for the six months ended June 30, 2020 as compared to the six months ended June 30, 2019 was primarily due to a $14.8 million impact from establishing a valuation allowance against our U.S. deferred tax assets and the reversal of discrete tax benefits related to excess tax deductions from exercises of stock options and RSU settlements because of the valuation allowance established during the six months ended June 30, 2020.
Liquidity and Capital Resources
We had $974.4 million and $974.9 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of June 30, 2020 and December 31, 2019, respectively.
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

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$6,614	$6,673
Net cash provided by (used in) investing activities	(288,085)	104
Net cash provided by financing activities	162	11,579
Operating Activities
Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2020. Net cash provided by operating activities primarily reflected a net loss of $50.8 million, offset by net non-cash activity of $57.5 million and a change in operating assets and liabilities of $0.1 million.
Net cash provided by operating activities was $6.7 million for the six months ended June 30, 2019. Net cash provided by operating activities primarily reflected net income of $2.7 million and net non-cash activity of $4.9 million, offset by a change in operating assets and liabilities of $0.9 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the six months ended June 30, 2019 and 2020 compared to the year ended December 31, 2018 and 2019, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability balances and a net increase in deferred commission, contract asset, and deferred revenue balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2020 was $288.1 million, consisting of $277.7 million of purchases of investments, net of maturities and sales, and $10.4 million of purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2019 was $0.1 million, consisting primarily of $20.3 million of net maturities and sales of marketable securities, offset in part by $16.6 million in net cash paid in connection with our acquisition of ClearStory Data.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2020 was $0.2 million, consisting primarily of proceeds from stock option exercises of $14.8 million, offset by the minimum tax withholding paid on behalf of employees for RSU settlements of $14.1 million.
Net cash provided by financing activities for the six months ended June 30, 2019 was $11.6 million, consisting primarily of proceeds from stock option exercises and taxes withheld of $13.2 million, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. This was offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements of $5.3 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSU settlements will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2020 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Convertible Senior Notes, Note 10, Leases, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. Volatile market conditions arising from the COVID-19 pandemic may result in significant changes in exchange rates, and, in particular, a weakening of foreign currencies relative to the U.S. dollar may negatively affect our revenue and net income (loss) as expressed in U.S. dollars. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $974.4 million as of June 30, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2020 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2020 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we have taken precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including temporarily closing our offices worldwide and postponing or cancelling customer, employee or industry events, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. Further, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy continue and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, and could result in additional business closures, layoffs or furloughs of, or reductions in the number of hours worked by, our and our customers’ employees, and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. Such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. It is not possible at this time to estimate the impact that COVID-19 could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and results of operations.
Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. While we have experienced changes in buying behavior as a result of the impact of COVID-19, including decreased engagement and delayed sales cycles, as of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.

We have grown rapidly and, when the economy begins to recover from the impact of the COVID-19 pandemic, we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 1,076 employees as of June 30, 2019 to 1,515 employees as of June 30, 2020. We have also established and expanded our operations in a number of countries outside the United States.
Prior to the COVID-19 pandemic, we had invested or committed significant administrative, operational, and financial resources to growing our operations, including expanding into additional countries, enhancing our infrastructure and systems, and growing our talent base. If the effects of the COVID-19 pandemic on us, the economy or our customers are prolonged, we may be unable to realize the benefits of these rapid investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition. For example, any furlough, layoff or other reduction in force of our employees that we may take to reduce our ongoing costs may result in the loss of a number of long-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. In addition, if we were to effect any furloughs, layoffs or reductions in force, we may not be able to effectively realize all of the cost savings anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
In light of the COVID-19 pandemic, our global hiring and expansion plans have either temporarily ceased or significantly slowed in the short term. If our global hiring and expansion efforts are not resumed within a reasonable period of time, these actions may negatively affect our ability to expand our operations and maintain or increase our sales.
However, if the effects of the COVID-19 pandemic on us, the economy and our customers are not prolonged, we would expect to continue to expand our operations and headcount significantly, and we would anticipate that further significant expansion would be required. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

•effectively recruiting, integrating, training, and motivating a large number of new employees, including our direct sales force and engineering and development employees, while retaining existing employees, maintaining the beneficial aspects of our corporate culture, and effectively executing our business plan;
•satisfying existing customers and attracting new customers;
•successfully improving and expanding the capabilities of our platform and introducing new products and services;

•expanding our channel partner ecosystem;
•controlling expenses and investments in anticipation of expanded operations;
•implementing and enhancing our administrative, operational, and financial infrastructure, systems, and processes;
•addressing new markets; and
•expanding operations in the United States and international regions.
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
Although we generated net income in recent periods, we incurred a net loss in the six months ended June 30, 2020 and have incurred net losses in the past, and could incur net losses in the future. If the effects of the COVID-19 pandemic on us, the economy and our customers are not prolonged, we expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
If we cannot maintain our corporate culture, we could lose the innovation, teamwork, passion, and focus on execution that we believe contribute to our success, and our business may be harmed.
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown rapidly over the last several years, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic, nearly all of our employees have been working remotely, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. Further, when the economy begins to recover from the impact of COVID-19, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. In 2017, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, and, in 2020, we announced Alteryx Analytics Hub, or AAH, and Alteryx Intelligence Suite, or AIS. We cannot be certain, however, that any of these products will generate significant revenue. In addition, Alteryx Connect is designed to be used with our Alteryx Server product and is not sold independently. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
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
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, mitigation and containment measures adopted by government authorities to contain the spread of the COVID-19 pandemic in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could limit our ability to establish and maintain relationships with new and existing customers. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. In 2020, we announced AAH, a new product, and AIS, a new product enhancement. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our platform, including, but not limited to AAH and AIS, or any new products and services will achieve market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.
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
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, SAP SE, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have introduced products and services that are or may in the future become competitive with our offerings. We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., DataRobot, Inc., MicroStrategy Incorporated, salesforce.com, inc., Talend S.A., TIBCO Software Inc., and Trifacta, Inc.
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
In addition to our direct sales force, we use partners such as technology alliances, solutions providers, strategic global system integrators, solution partners, and VARs to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected.
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any such channel partner. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
We are generating a growing portion of our revenue from international licenses, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. There are certain risks inherent in conducting international business, including:

•fluctuations in foreign currency exchange rates, which could add volatility to our operating results;
•new, or changes in, regulatory requirements;
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the European Union and possible disruptions in trade, the sale of our services and commerce, and movement of our people between the United Kingdom, European Union, and other locations;
•tariffs, export and import restrictions, restrictions on foreign investments, sanctions, and other trade barriers or protection measures;
•costs of localizing products and services;
•lack of acceptance of localized products and services;
•the need to make significant investments in people, solutions and infrastructure, typically well in advance of revenue generation;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs;
•difficulties in maintaining our company culture with a dispersed and distant workforce;
•treatment of revenue from international sources, evolving domestic and international tax environments, and other potential tax issues, including with respect to our corporate operating structure and intercompany arrangements;
•different or weaker protection of our intellectual property, including increased risk of theft of our proprietary technology and other intellectual property;
•economic weakness or currency-related crises;
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur, and regulations applicable to us and our third party data providers from whom we purchase and resell syndicated data;
•vetting and monitoring our third-party resellers in new and evolving markets to confirm they maintain standards consistent with our brand and reputation;
•generally longer payment cycles and greater difficulty in collecting accounts receivable;
•our ability to adapt to sales practices and customer requirements in different cultures;
•the lack of reference customers and other marketing assets in regional markets that are new or developing for us, as well as other adaptations in our market generation efforts that we may be slow to identify and implement;
•dependence on certain third parties, including resellers with whom we do not have extensive experience;
•natural disasters, acts of war, terrorism, or pandemics, including the ongoing COVID-19 pandemic;
•corporate espionage; and
•political instability and security risks in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
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
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside of North and South America, many of which are in the European Union. Although the United Kingdom is expected to continue its trading relationships with the European Union under a transition agreement running to year end 2020, our U.K. subsidiary could lose access to the E.U. single market and to E.U. trade agreements with other jurisdictions after that transition period, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees. In addition, depending on the final terms of Brexit and formal agreements or arrangements between the European Union and the United Kingdom, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on our products licensed to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future operating results and cash flows.
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
As part of our business, we process, store, and transmit our customers’ information and data as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, nearly all of our employees are temporarily working remotely, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
Any actual or perceived security breach or compromise or failure of our or our third-party partners’ systems, networks, data or confidential information could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationships with us, subjecting us to costly notification and remediation requirements, or harming our brand. For example, in 2018, we were subject to lawsuits filed against us related to potential access to a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. While these lawsuits were ultimately resolved in 2018, future litigation or similar proceedings could be resolved less favorably and adversely affect our business or operations.
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
•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption or unauthorized access of data;
•litigation, including potential class action litigation, and potential liability under privacy, security and consumer protection laws or other applicable laws;
•reputational damage;
•increase to insurance premiums; and
•foreign, federal and state governmental inquiries.

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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:

•the impact of the COVID-19 pandemic;
•our ability to generate significant revenue from new products and services;
•our ability to maintain and grow our customer base;
•our ability to expand our number of partners and distribution of our platform;
•the development and introduction of new products and services by us or our competitors;
•increases in and timing of operating expenses that we may incur to grow and expand our operations and to remain competitive;
•the timing of significant new purchases or renewals by our customers;
•purchasing patterns of our customers, including as a result of seasonality or changes in product mix;
•the timing of our annual user conferences;
•costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;
•adverse litigation, judgments, settlements, or other litigation-related costs;

•changes in the legislative or regulatory environment, such as with respect to privacy;
•the application of new or changing financial accounting standards or practices;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including the impact of the ongoing COVID-19 pandemic.
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
Our future success depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. If we are able to resume our hiring at the rate we expected prior to the COVID-19 pandemic, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies, including as a result of new opportunities arising during the COVID-19 pandemic, before we realize the benefit of our investment in recruiting and training them. As we continue to move into new geographies, we will need to attract and recruit skilled personnel in those areas. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. In particular, as a result of the impact of the COVID-19 pandemic or otherwise, if we do not continue to grow at the same pace the we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies to be more attractive.
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

These kinds of acquisitions or investments may result in unforeseen operating difficulties and expenditures. If we acquire businesses or technologies, we may not be able to integrate the acquired personnel, operations, and technologies successfully, or effectively manage the combined business following the acquisition. We also may not achieve the anticipated benefits from the acquired business due to a number of factors, including:

•inability to integrate or benefit from acquired technologies or services in a profitable manner and the potential for customer non-acceptance of multiple platforms on a temporary or permanent basis;
•unanticipated costs or liabilities associated with the acquisition, including potential liabilities due to litigation and potential identified or unknown security vulnerabilities in acquired technologies that expose us to additional security risks or delay our ability to integrate the product into our offerings or recognize the benefits of our investment;
•incurrence of acquisition-related costs;
•difficulty integrating the accounting systems, operations, and personnel of the acquired business;
•augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenue;
•potential write-offs of acquired assets or investments, and potential financial and credit risks associated with acquired customers;
•difficulty converting the customers of the acquired business onto our platform and contract terms;
•diversion of management’s attention from other business concerns;
•the potential entry into new markets in which we have little or no experience or where competitors may have stronger market positions;
•adverse effects to our existing business relationships with business partners and customers as a result of the acquisition;
•the potential loss of key employees;
•use of resources that are needed in other parts of our business; and
•use of substantial portions of our available cash to consummate the acquisition.
Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities.
In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges related to acquisitions or investments could adversely affect our business, operating results, financial condition, and prospects.
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
Interruptions or performance problems with either our technology and infrastructure or our data center hosting facility, including any failure to foresee those areas of our infrastructure that could be adversely impacted as a result of COVID-19, could, among other things:
•result in the destruction or disruption of any of our critical business operations, controls, or procedures or information technology systems;
•severely affect our ability to conduct normal business operations;
•result in a material weakness in our internal control over financial reporting;
•cause our customers to terminate their subscriptions;
•result in our issuing credits or paying penalties or fines;
•harm our brand and reputation;
•adversely affect our renewal rates or our ability to attract new customers; or
•cause our platform to be perceived as unreliable or unsecure.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve and various federal, state and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the General Data Protection Regulation, or GDPR, adopted by the European Union and effective as of May 2018, imposes stringent EU data protection requirements and, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework, which companies rely on for the transfer of data from the European Union to the United States. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant matter. The GDPR provides for penalties for noncompliance of up to the greater of €20 million or 4% of total worldwide annual turnover. In addition, the California Consumer Privacy Act, or CCPA, a California privacy law that became effective on January 1, 2020, gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.

Failure to protect our intellectual property could adversely affect our business.
We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments, and other legal rights to establish and protect our intellectual property. We currently have “Alteryx” and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous Internet domain names in the U.S. and certain foreign countries related to our business. Despite our efforts, the steps we take to protect our intellectual property may be inadequate and we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.
Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap confidential, and as a general matter, have not extensively patented our proprietary technology. As a result, we generally cannot look to patent enforcement rights to protect a significant portion of our proprietary technology. Furthermore, our patent strategy is still in its early stages. Any patents that we may own and rely on may be challenged or circumvented by others or invalidated through administrative process or litigation. Our current and future patent applications may not be issued with the scope of the claims we seek, if at all. In addition, any patents issued in the future may not provide us with competitive advantages, may not be enforceable in actions against alleged infringers or may be successfully challenged by third parties. Further, the process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. For those patents that we do own and may own in the future, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and to maintain issued patents. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.
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
Responding to any infringement claim, regardless of its validity, or discovering the use of certain types of open source software code in our platform could harm our business, operating results, and financial condition, by, among other things:

•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our platform;
•requiring us to stop selling some aspects of our platform;
•requiring us to redesign certain components of our platform using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense;
•requiring us to disclose our software source code, the detailed program commands for our software; and
•requiring us to satisfy indemnification obligations to our customers.

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
For example, the rapid spread of the COVID-19 pandemic globally in 2020 has resulted in travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we continue to monitor the situation, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the extent of the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, which are highly uncertain and cannot be predicted.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, acts of terrorism and other geo-political unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
We are also subject to non-income taxes, such as payroll, sales, use, value-added, net worth, property, and goods and services taxes in the United States and various foreign jurisdictions. We are periodically reviewed and audited by tax authorities with respect to income and non-income taxes. Tax authorities may disagree with certain positions we have taken and we may have exposure to additional income and non-income tax liabilities, which could have an adverse effect on our operating results and financial condition. In addition, our future effective tax rates could be favorably or unfavorably affected by changes in tax rates, changes in the valuation of our deferred tax assets or liabilities, the effectiveness of our tax planning strategies, or changes in tax laws or their interpretation. Such changes could have an adverse impact on our financial condition.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Act (defined below). Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Cuts and Jobs Act of 2017, or Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act as modified by the CARES Act. On June 29, 2020, California Senate Bill 85, or S.B. 85, was signed into law. S.B. 85 suspends NOL deductions in each of 2020, 2021 and 2022 when a taxpayer has more than $1 million of taxable income before the application of NOLs. S.B. 85 also limits tax credits to $5 million for each taxpayer for the same tax years to reduce their California income tax liability in 2020, 2021 and 2022, respectively. Both the NOL and credit provisions capped by the annual limits in 2020, 2021, or 2022 have an extended carryover period for each year the limit applies. Therefore, if we have more than $1 million of California taxable income in any of 2020, 2021 and 2022, the application of NOLs and credits would be limited by the new legislation.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
As a result of disclosure of information in filings required of a public company, our business and financial condition is visible, which we believe may result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
        In January 2019, we dismissed our former independent registered public accounting firm, PricewaterhouseCoopers LLP, or PwC, and engaged Deloitte & Touche LLP, or Deloitte, to serve in that role. PwC, our prior independent registered public accounting firm, has purchased our products and services from time to time in the ordinary course of business in arms-length transactions. Our sales to PwC through the date of their dismissal were immaterial; however, in January 2019, following an internal review by PwC, PwC notified us that it had increased its use of, and communications and services related to, our software platform with its clients and prospective clients in 2018 and that this created the possible appearance of a business relationship contrary to auditor independence standards. PwC communicated to us that this concern did not extend to 2017 or any prior year. As a result of the foregoing, we dismissed PwC as our independent registered public accounting firm in January 2019. In the future, if it were to be determined that PwC was not independent for 2017 or prior years, the financial statements audited by PwC may have to be audited and reviewed by another independent registered public accounting firm. There can be no assurance that Deloitte will reach the same conclusions as PwC regarding the application of accounting standards, management estimates or other factors affecting our financial statements in connection with such accountant’s audit and review process, and that adjustments to or restatements of our financial statements for such periods will not be required as a result.
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
The Notes (as defined in Note 8, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Quarterly Report) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
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
As a result of meeting certain conditional conversion criteria during the three months ended June 30, 2020, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending June 30, 2020. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of June 30, 2020.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $166.64 through June 30, 2020. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to maintain coverage of us, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
•recruitment or departure of key personnel;
•the economy as a whole and market conditions in our industry;
•negative publicity related to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
•rumors and market speculation involving us or other companies in our industry;
•announcements by us or our competitors of significant technical innovations;
•acquisitions, strategic partnerships, joint ventures, or capital commitments;
•new laws or regulations or new interpretations of existing laws or regulations applicable to our business;
•lawsuits threatened or filed against us;
•developments or disputes concerning our intellectual property or our platform, or third-party proprietary rights;
•the inclusion of our Class A common stock on stock market indexes, including the impact of rules adopted by certain index providers, such as S&P Dow Jones Indices and FTSE Russell, that limit or preclude inclusion of companies with multi-class capital structures;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•the impact of the COVID-19 pandemic, including on the global economy, our operating results and enterprise technology spending;
•other events or factors, including those resulting from war, incidents of terrorism, or responses to these events; and
•sales of shares of our Class A common stock by us or our stockholders, including sales and purchases of any Class A common stock issued upon conversion of any series of our Notes.

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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 66.1 million shares of our Class A and Class B common stock outstanding as of June 30, 2020. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our restated certificate of incorporation and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and restated bylaws include provisions that:

•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and restated bylaws;
•authorize the issuance of “blank check” preferred stock that our board of directors could use to implement a stockholder rights plan;
•provide that only the chairman of our board of directors, our chief executive officer, president, lead independent director, or a majority of our board of directors will be authorized to call a special meeting of stockholders;
•provide for a dual class common stock structure in which holders of our Class B common stock have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets;
•prohibit stockholder action by written consent, which requires all stockholder actions to be taken at a meeting of our stockholders;
•provide that the board of directors is expressly authorized to make, alter, or repeal our bylaws; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
Notwithstanding the foregoing, our stockholders will not be deemed to have waived our compliance with the federal securities laws and the regulations promulgated thereunder.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Amended and Restated Bylaws.	8-K	001-38034	3.1	May 5, 2020

31.1	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Dean A. Stoecker, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
Date: August 7, 2020