Form 10-Q
period 2020-09-30
Alteryx, Inc.
filed 2020-11-06
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
On October 30, 2020, there were 54,044,814 shares of the registrant’s Class A common stock outstanding and 12,538,443 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2020

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
•the successful transition and onboarding of our new chief executive officer and other senior management roles;
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
•our expectations for the Alteryx APA platform, Alteryx Connect, Alteryx Promote, Alteryx Analytics Hub and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation;
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription-based software license	$63,144	$54,332	$148,534	$125,981
PCS and services	66,573	49,065	186,247	135,479
Total revenue	129,717	103,397	334,781	261,460
Cost of revenue:
Subscription-based software license	1,022	1,082	3,949	2,930
PCS and services	9,392	8,563	29,147	24,010
Total cost of revenue	10,414	9,645	33,096	26,940
Gross profit	119,303	93,752	301,685	234,520
Operating expenses:
Research and development	25,232	17,755	74,669	48,208
Sales and marketing	60,920	43,779	184,026	130,414
General and administrative	23,518	20,282	71,256	56,652
Total operating expenses	109,670	81,816	329,951	235,274
Income (loss) from operations	9,633	11,936	(28,266)	(754)
Interest expense	(9,603)	(6,477)	(28,402)	(12,561)
Other income, net	5,137	145	7,205	3,821
Loss on induced conversion and debt extinguishment	(1)	(20,507)	(1)	(20,507)
Income (Loss) before provision for (benefit of) income taxes	5,166	(14,903)	(49,464)	(30,001)
Provision for (benefit of) income taxes	809	(8,663)	(3,055)	(26,456)
Net income (loss)	$4,357	$(6,240)	$(46,409)	$(3,545)
Net income (loss) per share attributable to common stockholders, basic	$0.07	$(0.10)	$(0.70)	$(0.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.06	$(0.10)	$(0.70)	$(0.06)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,265	63,966	65,895	62,842
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	69,774	63,966	65,895	62,842
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(1,310)	(2)	1,750	912
Foreign currency translation adjustments	(1,250)	(133)	361	49
Other comprehensive income (loss), net of tax	(2,560)	(135)	2,111	961
Total comprehensive income (loss)	$1,797	$(6,375)	$(44,298)	$(2,584)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$95,952	$409,949
Short-term investments	627,259	376,995
Accounts receivable, net	61,526	129,912
Prepaid expenses and other current assets	81,873	55,129
Total current assets	866,610	971,985
Property and equipment, net	33,546	20,296
Operating lease right-of-use assets	56,336	33,600
Long-term investments	259,277	187,921
Goodwill	36,930	36,910
Intangible assets, net	17,242	22,083
Other assets	86,532	69,543
Total assets	$1,356,473	$1,342,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,481	$9,383
Accrued payroll and payroll related liabilities	33,099	53,683
Accrued expenses and other current liabilities	33,606	31,715
Deferred revenue	70,435	83,895
Convertible senior notes, net	71,467	68,154
Total current liabilities	215,088	246,830
Convertible senior notes, net	650,551	630,321
Deferred revenue	3,122	2,733
Operating lease liabilities	48,026	29,293
Other liabilities	3,796	8,254
Total liabilities	920,583	917,431
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 53,926 and 52,056 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively; 500,000 Class B shares authorized, 12,617 and 13,204 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	468,081	412,191
Retained earnings (accumulated deficit)	(32,783)	14,235
Accumulated other comprehensive income (loss)	585	(1,526)
Total stockholders’ equity	435,890	424,907
Total liabilities and stockholders’ equity	$1,356,473	$1,342,338
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	625	—	1,655	—	—	1,655
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments, net of tax	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	259	—	(967)	—	—	(967)
Stock-based compensation	—	—	16,923	—	—	16,923
Cumulative translation adjustment	—	—	—	—	613	613
Unrealized gain on investments, net of tax	—	—	—	—	1,817	1,817
Net loss	—	—	—	(35,293)	—	(35,293)
Balances at June 30, 2020	66,144	$7	$443,466	$(37,140)	$3,145	$409,478
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	399	—	3,919	—	—	3,919
Conversion on 2023 Notes, net of tax	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	20,697	—	—	20,697
Cumulative translation adjustment	—	—	—	—	(1,250)	(1,250)
Unrealized loss on investments, net of tax	—	—	—	—	(1,310)	(1,310)
Net income	—	—	—	4,357	—	4,357
Balances at September 30, 2020	66,543	$7	$468,081	$(32,783)	$585	$435,890

The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2018	61,579	$6	$315,291	$(12,908)	$(571)	$301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	863	—	8,587	—	—	8,587
Stock-based compensation	—	—	5,335	—	—	5,335
Equity-settled contingent consideration	21	—	750	—	—	750
Cumulative translation adjustment	—	—	—	—	(1,011)	(1,011)
Unrealized gain on investments, net of tax	—	—	—	—	702	702
Net income	—	—	—	5,914	—	5,914
Balances at March 31, 2019	62,463	$6	$333,706	$(6,994)	$(880)	$325,838
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	309	—	(620)	—	—	(620)
Stock-based compensation	—	—	8,024	—	—	8,024
Cumulative translation adjustment	—	—	—	—	1,193	1,193
Unrealized gain on investments, net of tax	—	—	—	—	212	212
Net loss	—	—	—	(3,219)	—	(3,219)
Balances at June 30, 2019	62,772	$6	$341,110	$(10,213)	$525	$331,428
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	370	—	3,703	—	—	3,703
Induced conversion on 2023 Notes, net of tax	2,190	1	(7,905)	—	—	(7,904)
Extinguishment of capped calls	(285)	—	—	—	—
Stock-based compensation	—	—	8,836	—	—	8,836
Equity component of 2024 & 2026 Notes, net of issuance costs and tax	—	—	122,822	—	—	122,822
Purchase of capped calls, net of tax	—	—	(65,775)	—	—	(65,775)
Cumulative translation adjustment	—	—	—	—	(133)	(133)
Unrealized loss on investments, net of tax	—	—	—	—	(2)	(2)
Net loss	—	—	—	(6,240)	—	(6,240)
Balances at September 30, 2019	65,047	$7	$402,791	$(16,453)	$390	$386,735
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(46,409)	$(3,545)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,425	5,800
Non-cash operating lease cost	5,594	3,538
Stock-based compensation	51,284	22,195
Accretion of discounts and premiums on investments, net	(83)	(2,472)
Amortization of debt discount and issuance costs	23,553	10,949
Deferred income taxes	(4,266)	(27,267)
Loss on induced conversion and debt extinguishment	1	20,507
Other non-cash operating activities, net	4,922	1,143
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	67,148	26,698
Deferred commissions	(1,283)	(4,882)
Prepaid expenses, other current assets, and other assets	(45,807)	(28,949)
Accounts payable	(3,056)	5,165
Accrued payroll and payroll related liabilities	(20,507)	1,703
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(11,085)	441
Deferred revenue	(12,138)	(17,538)
Net cash provided by operating activities	16,293	13,486
Cash flows from investing activities:
Purchases of property and equipment	(14,257)	(6,160)
Cash paid in business acquisitions, net of cash acquired	—	(16,604)
Purchases of investments	(884,063)	(235,973)
Sales and maturities of investments	564,274	231,794
Net cash used in investing activities	(334,046)	(26,943)
Cash flows from financing activities:
Proceeds from issuance of convertible senior notes, net of issuance costs	—	783,946
Principal payments on 2023 convertible senior notes	(11)	(145,241)
Purchase of capped calls	—	(87,360)
Proceeds from receipt of Section 16(b) disgorgement	—	4,918
Proceeds from exercise of stock options	20,502	18,065
Minimum tax withholding paid on behalf of employees for restricted stock units	(15,895)	(6,395)
Other financing activity	(527)	(1,305)
Net cash provided by financing activities	4,069	566,628
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(311)	(323)
Net increase (decrease) in cash, cash equivalents and restricted cash	(313,995)	552,848
Cash, cash equivalents and restricted cash—beginning of period	411,424	90,961
Cash, cash equivalents and restricted cash—end of period	$97,429	$643,809
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,029	$718
Cash paid for income taxes	$1,788	$1,280
Cash paid for amounts included in the measurement of operating lease liabilities	$7,177	$4,468
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$5,316	$1,097
Right-of-use assets obtained in exchange for new operating lease liabilities	$34,915	$12,909
Reduction of right-of-use assets due to remeasurement	$(5,948)	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$—	$3,000
Contingent consideration settled through issuance of common stock	$—	$750
Debt issuance costs recorded in accounts payable and accrued expenses and other current liabilities	$—	$657
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
The operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results expected for the full year ending December 31, 2020.
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
Due to the COVID-19 pandemic, there has been uncertainty and disruption in the global economy and financial markets. The extent of the impact of COVID-19 on the Company’s operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on our customers, prospective customers, sales cycles, and employees, all of which are uncertain and cannot be predicted. Except for the increase in expected credit losses as discussed in Note 6, Allowance for Doubtful Accounts and Sales Reserves, and recognition of a full valuation allowance against our deferred tax assets as discussed in Note 12, Income Taxes, we are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.
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
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective January 1, 2020. As a result of the adoption, we are required to capitalize additional costs related to the implementation of cloud computing arrangements that we have historically expensed as incurred, particularly costs incurred during the application development phase. This policy aligns the accounting for implementation costs associated with cloud computing arrangements with our existing policy related to internal-use software. Capitalized costs related to cloud computing arrangements for the nine months ended September 30, 2020, which are included in prepaid expenses and other current assets on our condensed consolidated balance sheets, were not material.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance will be effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. Early adoption is permitted. We currently account for our Notes, as described in Note 8, Convertible Senior Notes, utilizing the cash conversion model. We have not yet adopted this standard and are currently evaluating the impact and timing of adopting this guidance and we currently expect that the adoption will have a material impact on our condensed consolidated financial statements and related disclosures.

3. Revenue

Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue by region:
United States	$81,065	$74,710	$227,569	$185,388
International	48,652	28,687	107,212	76,072
Total	$129,717	$103,397	$334,781	$261,460
No countries outside of the United States comprised more than 10% of revenue during the three and nine months ended September 30, 2020. Revenue attributable to the United Kingdom comprised 12.3% and 10.5% of the total revenue for the three and nine months ended September 30, 2019, respectively. Our operations outside the United States include sales offices in Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed and represents 5% or less of total revenue for all periods presented.
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
As of September 30, 2020, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $36.7 million is included in prepaid expenses and other current assets and $58.3 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2019, we had contract assets of $18.5 million included in prepaid expenses and other current assets and $39.3 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during the three and nine months ended September 30, 2020.
During the nine months ended September 30, 2020 and 2019, we recognized $76.0 million and $75.4 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively. During the three months ended September 30, 2020 and 2019, we recognized $16.2 million and $17.4 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2019 and 2018, respectively.

Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the nine months ended September 30, 2020 is presented below (in thousands):

Balances at December 31, 2019	$43,035
Additional deferred commissions	26,821
Amortization of deferred commissions	(25,470)
Effects of foreign currency translation	(97)
Balances at September 30, 2020	$44,289

As of September 30, 2020, $21.1 million of our deferred commissions are expected to be amortized within the next 12 months and therefore are included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during the nine months ended September 30, 2020. There were no assets recognized related to the costs to fulfill contracts during the nine months ended September 30, 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2020, we had an aggregate transaction price of $402.7 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $365.1 million as revenue over the next 24 months, with the remaining amount recognized thereafter.
4. Business Combinations
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the ClearStory Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the ClearStory Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date, which is included in accrued expenses and other current liabilities on our condensed consolidated balance sheets as of September 30, 2020.
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
5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2020 and December 31, 2019 (in thousands):

	As of September 30, 2020
	Cost	Net Unrealized Gains	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$49,548	$—	$49,548	$49,548	$—	$—
Level 1:
Money market funds	$31,433	$—	$31,433	$31,433	$—	$—
Subtotal	$31,433	$—	$31,433	$31,433	$—	$—
Level 2:
Commercial paper	$116,849	$22	$116,871	$14,971	$101,900	$—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	592,734	1,723	594,457	—	393,501	200,956
Corporate bonds	186,738	641	187,379	—	129,058	58,321
Subtotal	$899,121	$2,386	$901,507	$14,971	$627,259	$259,277
Level 3:	$—	$—	$—	$—	$—	$—
Total	$980,102	$2,386	$982,488	$95,952	$627,259	$259,277

	As of December 31, 2019
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,039	$—	$53,039	$53,039	$—	$—
Level 1:
Money market funds	$223,580	$—	$223,580	$223,580	$—	$—
Subtotal	$223,580	$—	$223,580	$223,580	$—	$—
Level 2:
Commercial paper	$217,140	$(6)	$217,134	$98,325	$118,809	$—
Certificates of deposit	1,000	—	1,000	—	—	1,000
U.S. Treasury and agency bonds	294,953	199	295,152	35,005	161,767	98,380
Corporate bonds	184,516	444	184,960	—	96,419	88,541
Subtotal	$697,609	$637	$698,246	$133,330	$376,995	$187,921
Level 3:	$—	$—	$—	$—	$—	$—
Total	$974,228	$637	$974,865	$409,949	$376,995	$187,921
All long-term investments had maturities of between one and two years in duration as of September 30, 2020. Cash and cash equivalents, restricted cash, and investments as of September 30, 2020 and December 31, 2019 held domestically were approximately $968.4 million and $963.4 million, respectively.

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
As of September 30, 2020, we had gross unrealized losses of less than $0.1 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive income (loss) in our condensed consolidated balance sheets as of September 30, 2020.
Instruments Not Recorded at Fair Value on a Recurring Basis. As of September 30, 2020, the fair value of our Notes (as defined in Note 8, Convertible Senior Notes) was $1.0 billion. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets for the nine months ended September 30, 2020 (in thousands):

	Accounts Receivable Reserve	Contract Asset Reserve
Balance at December 31, 2019	$2,662	$205
Adoption of new accounting standard	—	609
Provision	1,600	1,832
Recoveries	(613)	(32)
Charge-offs	(721)	(67)
Balance at September 30, 2020	$2,928	$2,547
During the nine months ended September 30, 2020, we analyzed the risk associated with each portfolio segment within our accounts receivables and contract assets balances. As a result of the economic uncertainties caused by the impact of the COVID-19 pandemic, we aggregated our portfolio into pools using different risk profiles. We increased our expected credit loss rates for customers in industries that we expect will be more adversely impacted by the economic downturn caused by the COVID-19 pandemic, resulting in an increase to our expected credit losses during the nine months ended September 30, 2020.
7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2020 was as follows (in thousands):

Goodwill as of December 31, 2019	$36,910
Effects of foreign currency translation	20
Goodwill as of September 30, 2020	$36,930

Intangible assets consisted of the following (in thousands, except years):

	As of September 30, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,526	$(572)	$954
Developed technology	5.7	21,715	(5,427)	16,288
		$23,241	$(5,999)	$17,242

	As of December 31, 2019
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,503	$(402)	$1,101
Developed technology	5.4	27,821	(6,839)	20,982
		$29,324	$(7,241)	$22,083

During the nine months ended September 30, 2020, we recorded an impairment charge of $2.0 million related to certain developed technology assets, due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$773	$1,128	$2,653	$2,670
Sales and marketing	56	53	156	168
Total	$829	$1,181	$2,809	$2,838
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2020 (in thousands):

Remainder of 2020	$1,158
2021	4,596
2022	4,596
2023	2,604
2024	1,928
Thereafter	2,360
Total amortization expense	$17,242

8. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36

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

For at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2020, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending December 31, 2020 and were classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2020. As of September 30, 2020, the if-converted value of the 2023 Notes exceeded its principal amount by $132.3 million. As of September 30, 2020, the 2024 & 2026 Notes were not currently convertible.
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

Exchange and Conversion of 2023 Notes
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
In the nine months ended September 30, 2020, we settled $11.0 thousand principal amount of the 2023 Notes upon requests for conversion, which were settled in a combination of cash and shares of our Class A common stock. As of the date of this filing, we have received no additional requests for conversion.
The Notes consisted of the following (in thousands):

	As of September 30, 2020			As of December 31, 2019
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,759	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(13,281)	(61,857)	(87,592)	(16,605)	(72,669)	(97,010)
Net carrying amount	$71,467	$338,143	$312,408	$68,154	$327,331	$302,990

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,474	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Contractual interest expense	$1,606	$1,005	$4,818	$1,580
Amortization of debt issuance costs and discount	7,992	5,436	23,552	10,949
Total	$9,598	$6,441	$28,370	$12,529

9. Equity Awards
Stock Options
Stock option activity during the nine months ended September 30, 2020 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2019	2,712	$22.58
Granted	227	145.43
Exercised	(956)	14.19
Canceled/forfeited	(190)	39.29
Options outstanding at September 30, 2020	1,793	$40.81
As of September 30, 2020, there was $18.8 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.

Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Nine Months Ended September 30,
	2020	2019
Expected term (in years)	5.8	5.8
Estimated volatility	44%	38%
Risk-free interest rate	1%	2%
Estimated dividend yield	—%	—%
Weighted average fair value	$61.64	$29.24
Restricted Stock Units
Restricted stock unit, or RSU, activity during the nine months ended September 30, 2020 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2019	1,576	$64.46
Granted	1,074	134.96
Vested	(392)	58.90
Canceled/forfeited	(233)	76.80
RSUs outstanding at September 30, 2020	2,025	$101.49
As of September 30, 2020, total unrecognized compensation expense related to unvested RSUs was approximately $166.5 million, which is expected to be recognized over a weighted-average period of 2.4 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cost of revenue	$714	$431	$1,747	$1,148
Research and development	5,796	1,659	12,415	4,014
Sales and marketing	7,674	3,471	20,433	8,822
General and administrative	6,513	3,275	16,689	8,211
Total	$20,697	$8,836	$51,284	$22,195
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

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Operating lease cost	$2,657	$1,943	$7,501	$4,961
Short-term lease cost	253	339	1,260	1,053
Variable lease cost	1,084	511	2,710	1,294
Total lease cost	$3,994	$2,793	$11,471	$7,308
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2020 (in thousands):

Remainder of 2020	$3,344
2021	12,965
2022	12,300
2023	10,546
2024	9,723
2025	8,948
Thereafter	10,175
Total minimum lease payments	68,001
Less imputed interest	(9,634)
Present value of future minimum lease payments	58,367
Less current obligations under leases (1)	(10,341)
Long-term lease obligations	$48,026
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
In addition to the leases included on our condensed consolidated balance sheet as of September 30, 2020, we have five leases that have been executed but not yet commenced as of September 30, 2020 with lease terms that range from two to eight years. As of September 30, 2020, we have either not gained access to, not begun construction on, or are underway with construction, but do not have control of the underlying assets. We anticipate that these operating leases will commence during the next 12 months. We expect to pay approximately $65.8 million in minimum rent payments related to these leases, $16.8 million of which will be paid over the next 24 months.
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be available for occupancy in the first quarter 2021, at which point we will cease the use of our existing corporate headquarters. It is management’s current intent to sublease our existing headquarters. As of September 30, 2020, operating lease liabilities related to our existing corporate headquarters were approximately $12.6M.
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

As of September 30, 2020 and December 31, 2019, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
As of the date of this filing, three putative securities class action lawsuits have been filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. Each of these cases asserts claims on behalf of persons and entities that purchased or otherwise acquired our securities between May 6, 2020 and August 6 or 7, 2020, inclusive, and that such persons and entities were harmed as a result of alleged false or misleading statements, or alleged material omissions. These proceedings all remain in the early stages. We intend to vigorously defend against these claims. Because of the early stages of these matters, we are unable to estimate a reasonably possible range of loss, if any, that may result from these matters.
12. Income Taxes
The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Provision for (benefit of) income taxes	$809	$(8,663)	$(3,055)	$(26,456)
Effective tax rate	(15.7)%	(58.1)%	(6.2)%	(88.2)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of September 30, 2020, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. deferred tax assets as of September 30, 2020. We continue to record a full valuation allowance against our U.K. deferred tax assets as of September 30, 2020. We had a deferred tax liability of $5.6 million as of December 31, 2019, included in other liabilities in our condensed consolidated balance sheets.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the nine months ended September 30, 2019 was primarily attributable to discrete tax benefits related to excess tax deductions from settled stock options and RSUs. This was offset by the impact of establishing a valuation allowance against our U.S. deferred tax assets.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (CARES) Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact on our condensed consolidated financial statements for the nine months ended September 30, 2020.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
13. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$4,357	$(6,240)	$(46,409)	$(3,545)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,265	63,966	65,895	62,842
Effect of dilutive securities:
Convertible senior notes	1,289	—	—	—
Employee stock awards	2,220	—	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	69,774	63,966	65,895	62,842
Net income (loss) per share attributable to common stockholders, basic	$0.07	$(0.10)	$(0.70)	$(0.06)
Net income (loss) per share attributable to common stockholders, diluted	$0.06	$(0.10)	$(0.70)	$(0.06)
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Stock awards	313	4,483	4,043	4,744
Convertible senior notes	4,225	5,715	6,137	5,366
Total shares excluded from net income (loss) per share	4,538	10,198	10,180	10,110

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

14. Subsequent Events
On October 2, 2020, Dean A. Stoecker, our founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer, effective October 5, 2020. In connection with this transition, Mr. Stoecker will remain as the Chairman of the Board of Directors and was appointed by the Board of Directors as our Executive Chairman. On October 2, 2020, our Board of Directors appointed Mark Anderson to become our Chief Executive Officer, effective October 5, 2020. Mr. Anderson will remain as a member of the Board of Directors and resigned as a member of the Compensation Committee of our Board of Directors. No modifications were made to Mr. Stoecker’s unvested stock awards as of the time of his resignation. We are currently evaluating whether the substantive service period has been modified, which could impact the amount and period of recognition of the unvested stock awards.
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
Overview
We are a leader in Analytic Process Automation, or APA. The Alteryx APA software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
Our platform includes Alteryx Designer, our data profiling, preparation, blending, analytics, data science and process automation product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for managing, automating and governing processes and applications in a web-based environment, Alteryx Analytics Hub, our next-generation automation and collaboration product, Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, is a key feature of our platform allowing users to find ready-to-use template solutions to accelerate outcomes and share solutions and outcomes in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2020, we had over 6,900 customers in more than 90 countries, including over 750 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and nine months ended September 30, 2020 and 2019, respectively.

We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer, which includes Alteryx APA platform capabilities, and is followed by an initial purchase of our platform offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we have also begun, where appropriate, to target and involve members of the customer’s senior management team to accelerate acceptance within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and our platform becomes a fundamental element of their operational, analytical and business processes.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. During the three and nine months ended September 30, 2020, we continued to experience adverse changes in customer buying behavior that began in March as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of the quarter. Specifically, economic challenges that enterprise customers in certain verticals have experienced, as well as weakness in our commercial segment that targets small- and medium-sized businesses, have adversely impacted the length of the sales cycle and the expansion and new business sales with these customers, which has further resulted in a continued reduction in our dollar-based net expansion rate. See Key Business Metrics and Results of Operations for further discussion. Despite these changes, we experienced an increase in revenue from the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 and modest improvement in customer spending trends relative to what we experienced in the three months ended June 30, 2020. However, as a result of the impact of the COVID-19 pandemic on our operating results for the nine months ended September 30, 2020, we continue to expect our business in fiscal 2020 and in the three months ended December 31, 2020 to continue to perform at levels lower than planned prior to the COVID-19 pandemic.
To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide remain temporarily closed and nearly all of our employees continue to work remotely. Our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin safely returning to their respective offices, we cannot predict when or how we will begin to lift the work from home requirements for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. Although the impact of the pandemic on the commercial real estate market is still evolving, the continued restrictions imposed by local authorities over the use of office space could impair our ability to find viable subtenants for our existing corporate headquarters, which could result in additional costs when we cease use of that space.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2019	2019	2019	2019	2020	2020	2020
Customers	4,973	5,278	5,613	6,087	6,443	6,714	6,955

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

The following table summarizes our dollar-based net expansion rate for each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2019	2019	2019	2019	2020	2020	2020
Dollar-based net expansion rate	134%	133%	132%	130%	128%	126%	124%

Annual Recurring Revenue.  We derive a large portion of our revenue from subscriptions for use of our platform. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. A portion of revenue from our subscriptions is recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion is recognized ratably over the life of the contract. This revenue recognition creates variability in the revenue we recognize period to period based on the timing of subscription start dates and the subscription term. In order to measure the underlying performance of our subscription-based contracts, we calculate annual recurring revenue, or ARR, which represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue streams, such as professional services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2019	2019	2019	2019	2020	2020	2020
Annual recurring revenue	$281.9	$306.7	$326.3	$372.8	$404.9	$432.3	$449.5

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Revenue:
Subscription-based software license	$63,144	$54,332	$148,534	$125,981
PCS and services	66,573	49,065	186,247	135,479
Total revenue	129,717	103,397	334,781	261,460
Cost of revenue:
Subscription-based software license	1,022	1,082	3,949	2,930
PCS and services	9,392	8,563	29,147	24,010
Total cost of revenue(1)	10,414	9,645	33,096	26,940
Gross profit	119,303	93,752	301,685	234,520
Operating expenses:
Research and development(1)	25,232	17,755	74,669	48,208
Sales and marketing(1)	60,920	43,779	184,026	130,414
General and administrative(1)	23,518	20,282	71,256	56,652
Total operating expenses	109,670	81,816	329,951	235,274
Income (Loss) from operations	9,633	11,936	(28,266)	(754)
Interest expense	(9,603)	(6,477)	(28,402)	(12,561)
Other income, net	5,137	145	7,205	3,821
Loss on induced conversion and debt extinguishment	(1)	(20,507)	(1)	(20,507)
Income (Loss) before provision for (benefit from) income taxes	5,166	(14,903)	(49,464)	(30,001)
Provision for (benefit from) income taxes	809	(8,663)	(3,055)	(26,456)
Net income (loss)	$4,357	$(6,240)	$(46,409)	$(3,545)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in thousands)
Cost of revenue	$714	$431	$1,747	$1,148
Research and development	5,796	1,659	12,415	4,014
Sales and marketing	7,674	3,471	20,433	8,822
General and administrative	6,513	3,275	16,689	8,211
Total	$20,697	$8,836	$51,284	$22,195

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue:
Subscription-based software license	48.7%	52.5%	44.4%	48.2%
PCS and services	51.3	47.5	55.6	51.8
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	0.8	1.0	1.2	1.1
PCS and services	7.2	8.3	8.7	9.2
Total cost of revenue	8.0	9.3	9.9	10.3
Gross profit	92.0	90.7	90.1	89.7
Operating expenses:
Research and development	19.5	17.2	22.3	18.4
Sales and marketing	47.0	42.3	55.0	49.9
General and administrative	18.1	19.6	21.3	21.7
Total operating expenses	84.6	79.1	98.6	90.0
Income (Loss) from operations	7.4	11.6	(8.5)	(0.3)
Interest expense	(7.4)	(6.3)	(8.5)	(4.8)
Other income, net	4.0	0.1	2.2	1.5
Loss on induced conversion and debt extinguishment	—	(19.8)	—	(7.8)
Income (Loss) before provision for (benefit from) income taxes	4.0	(14.4)	(14.8)	(11.4)
Provision for (benefit from) income taxes	0.6	(8.4)	(0.9)	(10.1)
Net income (loss)	3.4%	(6.0)%	(13.9)%	(1.3)%

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$63,144	$54,332	$8,812	16.2%	$148,534	$125,981	$22,553	17.9%
PCS and services	66,573	49,065	17,508	35.7	186,247	135,479	50,768	37.5
Total revenue	$129,717	$103,397	$26,320	25.5%	$334,781	$261,460	$73,321	28.0%
The increase in subscription-based software license revenue for the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019 was primarily due to additional sales to new and existing customers, as well as an increase in the number of multi-year deals and continued expansion into international markets.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increases in PCS and service revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between September 30, 2019 and September 30, 2020. Our product pricing was not a significant driver of the increase in subscription-based software license or PCS and services revenue for the periods presented.

The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
United States	$81,065	$74,710	$6,355	8.5%	$227,569	$185,388	$42,181	22.8%
International	48,652	28,687	19,965	69.6	107,212	76,072	31,140	40.9
Total	$129,717	$103,397	$26,320	25.5%	$334,781	$261,460	$73,321	28.0%

Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,022	$1,082	$(60)	(5.5)%	$3,949	$2,930	$1,019	34.8%
PCS and services	9,392	8,563	829	9.7	29,147	24,010	5,137	21.4
Total cost of revenue	$10,414	$9,645	$769	8.0%	$33,096	$26,940	$6,156	22.9%
% of revenue	8.0%	9.3%			9.9%	10.3%
Gross margin	92.0%	90.7%			90.1%	89.7%

The increase in cost of revenue for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase in royalty costs of $0.5 million due to increased use of third-party syndicated data by our customers and an increase in information technology, or IT, expenses of $0.2 million. These increases were partially offset by a decrease in amortization of intangible assets of $0.4 million due to a non-cash impairment charge during the three months ended March 31, 2020 related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology.

The increase in cost of revenue for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $1.6 million, an increase in royalty costs of $1.5 million, an increase of $2.0 million due to a non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology, and an increase in IT and overhead costs of $0.6 million.

As of September 30, 2020, we had 100 cost of revenue personnel as compared to 94 as of September 30, 2019.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Research and development	$25,232	$17,755	$7,477	42.1%	$74,669	$48,208	$26,461	54.9%
% of revenue	19.5%	17.2%			22.3%	18.4%

The increase in research and development expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $6.4 million due to an increase in headcount partly attributable to the acquisition of Feature Labs, Inc., or Feature Labs, as well as additional stock awards provided to employees acquired as part of the Feature Labs acquisition. In addition, there was an increase of $0.7 million in IT and overhead costs to support the additional headcount.
The increase in research and development expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $21.0 million due to an increase in headcount partly attributable to the ClearStory Data and Feature Labs acquisitions. The increase in employee-related costs is also impacted by the timing within the period, and the market in which the headcount was added, and retention bonuses and stock awards provided to the employees acquired in the ClearStory Data and Feature Labs acquisitions. In addition, there was an increase of $4.2 million in IT and overhead costs to support the additional headcount and an increase in consulting and outsourced labor of $0.8 million to assist in certain development projects.
As of September 30, 2020, we had 380 research and development personnel as compared to 285 as of September 30, 2019.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Sales and marketing	$60,920	$43,779	$17,141	39.2%	$184,026	$130,414	$53,612	41.1%
% of revenue	47.0%	42.3%			55.0%	49.9%
    The increase in sales and marketing expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $12.1 million due to an increase in headcount, with such amount including the effect of a decrease in travel and entertainment expense of $2.7 million as a result of travel restrictions caused by the COVID-19 pandemic, an increase of $2.5 million in marketing programs as we continued to expand the reach of our virtual marketing programs, including through the expansion of our international marketing teams, and an increase of $1.5 million in IT and overhead costs to support the additional headcount.
The increase in sales and marketing expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $45.6 million due to an increase in headcount, with such amount including the effect of a decrease in travel and entertainment expense of $3.0 million as a result of travel restrictions caused by the COVID-19 pandemic, an increase of $5.6 million in IT and overhead costs to support the additional headcount, and an increase in consulting and professional fees of $1.8 million as we continued to expand the reach of our virtual marketing programs. These increases were partially offset by a decrease of $0.7 million in marketing programs primarily due to the cancellation of our annual Analyticon and Inspire user conferences and other in-person marketing events, with such decrease partially offset in part by an increase in our digital marketing programs.
As of September 30, 2020, we had 794 sales and marketing personnel as compared to 580 as of September 30, 2019.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
General and administrative	$23,518	$20,282	$3,236	16.0%	$71,256	$56,652	$14,604	25.8%
% of revenue	18.1%	19.6%			21.3%	21.7%

The increase in general and administrative expense for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $3.5 million due to an increase in headcount, partially offset by a decrease of $0.4 million in consulting and professional fees.
The increase in general and administrative expense for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to an increase in employee-related costs, including stock-based compensation, of $15.7 million due to an increase in headcount, an increase of $1.1 million in IT and overhead costs to support the additional headcount, and an increase of $1.0 million in allowance for doubtful accounts and credit losses, primarily related to the additional expected credit losses associated with the anticipated impact of COVID-19. These increases were partially offset by a decrease of $4.2 million in consulting and professional fees due to the completion of scheduled infrastructure projects as of December 31, 2019 and additional costs incurred due to the implementation of certain new accounting standards and our change in independent registered public accounting firm during the nine months ended September 30, 2019.
As of September 30, 2020, we had 245 general and administrative personnel as compared to 217 as of September 30, 2019.
    Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,603)	$(6,477)	$(3,126)	48%	$(28,402)	$(12,561)	$(15,841)	126%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. The increase in interest expense is due to the issuance of the 2024 & 2026 Notes in August 2019, resulting in higher aggregate interest expense in the three and nine months ended September 30, 2020 as compared to the three and nine months ended September 30, 2019, during which interest expensed for such Notes was only incurred during a portion of the respective periods.
    Other Income, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Other income, net	$5,137	$145	$4,992	*	$7,205	$3,821	$3,384	*

*	Not meaningful
Other income, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other income, net for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily attributable to an increase in gains on foreign currency remeasurement, primarily related to intercompany loans, due to the strengthening of foreign currencies relative to the U.S. dollar from June 30, 2020 and 2019, respectively.
The increase in other income, net for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily attributable to a decrease in losses on foreign currency remeasurement and an increase in interest income due to an increase in balances of available-for-sale securities.

Loss on Induced Conversion and Debt Extinguishment

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Loss on induced conversion and debt extinguishment	$(1)	$(20,507)	$20,506	*	$(1)	$(20,507)	$20,506	*

*	Not meaningful
Loss on induced conversion and debt extinguishment is attributable to exchange agreements entered into during the three months ended September 30, 2019 with certain holders of our 2023 Notes. We exchanged principal together with accrued and unpaid interest thereon for cash and shares of our Class A common stock. In the three months ended September 30, 2020, we settled immaterial conversions, attributing to the minimal debt extinguishment activity in the current year.
Provision for (Benefit of) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2020	2019	Amount	%	2020	2019	Amount	%
	(in thousands, except percentages)
Provision for (benefit from) income taxes	$809	$(8,663)	$9,472	*	$(3,055)	$(26,456)	$23,401	*

*	Not meaningful
The change in the provision for (benefit of) income taxes for the three months ended September 30, 2020 as compared to the three months ended September 30, 2019 was primarily due to $5.3 million of discrete tax benefits related to excess tax deductions from the exercised stock options and settled RSUs for the three months ended September 30, 2019 and $4.2 million of tax expense due to the valuation allowance against U.S. deferred tax assets for the three months ended September 30, 2020.
The change in the provision for (benefit of) income taxes for the nine months ended September 30, 2020 as compared to the nine months ended September 30, 2019 was primarily due to $19.3 million of discrete tax benefits related to excess tax deductions from the exercised stock options and settled RSUs for the nine months ended September 30, 2019 and establishing a valuation allowance against U.S. deferred tax assets of $4.9 million for the nine months ended September 30, 2020.
Liquidity and Capital Resources
We had $982.5 million and $974.9 million of cash and cash equivalents and short-term and long-term investments in marketable securities as of September 30, 2020 and December 31, 2019, respectively.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2020	2019
	(in thousands)
Net cash provided by operating activities	$16,293	$13,486
Net cash used in investing activities	(334,046)	(26,943)
Net cash provided by financing activities	4,069	566,628
Operating Activities
Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2020. Net cash provided by operating activities primarily reflected net non-cash activity of $89.4 million, offset in part by a net loss of $46.4 million and a change in operating assets and liabilities of $26.7 million.
Net cash provided by operating activities was $13.5 million for the nine months ended September 30, 2019. Net cash provided by operating activities primarily reflected net non-cash activity of $34.4 million, offset in part by a net loss of $3.5 million and a change in operating assets and liabilities of $17.4 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the nine months ended September 30, 2019 and 2020 compared to the year ended December 31, 2018 and 2019, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability balances and a net increase in deferred commission, contract asset, and deferred revenue balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2020 was $334.0 million, consisting of $319.8 million of purchases of investments, net of maturities and sales, and $14.3 million of purchases of property and equipment.
Net cash used in investing activities for the nine months ended September 30, 2019 was $26.9 million, consisting primarily of $16.6 million in net cash paid in connection with our acquisition of ClearStory Data and $4.2 million of net maturities and sales of marketable securities.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2020 was $4.1 million, consisting primarily of proceeds from stock option exercises of $20.5 million, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements of $15.9 million.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $566.6 million, consisting primarily of proceeds from the issuance of our 2024 & 2026 Notes, net of issuance costs, of $783.9 million, proceeds from stock option exercises of $18.1 million, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Exchange Act. This was offset in part by principal payments on our 2023 Notes of $145.2 million, the purchase of capped calls of $87.4 million related to our 2024 & 2026 Notes and the minimum tax withholding paid on behalf of employees for RSU settlements of $6.4 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSU settlements will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2020 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Convertible Senior Notes, Note 10, Leases, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of September 30, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $982.5 million as of September 30, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2020 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2020 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 11, Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.
In addition to the legal proceedings described in our condensed consolidated financial statements, from time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. We are not currently party to any other material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.
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
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Quarterly Report on Form 10-Q. Additional risks, beyond those summarized below or discussed elsewhere in this Quarterly Report on Form 10-Q, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:

•The ongoing outbreak of the COVID-19 pandemic around the world, or other similar health crises, could adversely impact our business and operating results.
•We have grown rapidly and, when the economy begins to recover from the impact of the COVID-19 pandemic, we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
•We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
•We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
•If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, and maintain the subscription amount and subscription term to renewing customers, our revenue growth could be slower than we expect and our business may be harmed.
•If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, our business, operating results, and financial condition could be adversely affected.
•We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, revenue growth, and market share.
•If the market for analytics products and services fails to grow as we expect, or if businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
•The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business, financial position, and operating results could be adversely impacted.
•We depend on technology and data licensed to us by third parties that may be difficult to replace or cause errors or failures that may impair or delay implementation of our products and services or force us to pay higher license fees.

•As we continue to pursue sales to large enterprises, our sales cycle, forecasting processes, and deployment processes may become more unpredictable and require greater time and expense.
•Our long-term success depends, in part, on our ability to expand the licensing of our software platform to customers located outside of the United States and our current, and any further, expansion of our international operations exposes us to risks that could have a material adverse effect on our business, operating results, and financial condition.
•Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
•We have experienced, and may in the future experience, security breaches and if unauthorized parties obtain access to our customers’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.
•Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses under consumer protection laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•We have undergone recent changes to our management team and if we lose the services of any of our senior management or other key personnel, or if we are unable to recruit or retain skilled personnel, our business, operating results, and financial condition could be adversely affected.
•Business disruptions or performance problems associated with our technology and infrastructure, including interruptions, delays, or failures in service from our third-party data center hosting facility and other third-party services, could adversely affect our operating results or result in a material weakness in our internal controls.
•Failure to protect our intellectual property could adversely affect our business.
•Current and future litigation could have a material adverse impact on our operating results and financial condition.
•The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
•We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
•The dual class structure of our common stock has the effect of concentrating voting control with holders of our Class B common stock, including our directors, executive officers, and 5% stockholders and their affiliates, which limits or precludes your ability to influence corporate matters, including the election of directors and the approval of any change of control transaction.

Risks Related to Our Business and Industry
The ongoing outbreak of the COVID-19 pandemic around the world, or other similar health crises, could adversely impact our business and operating results.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes has evolved into a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including maintaining the closure of most of our offices worldwide and postponing or cancelling customer, employee or industry events, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy continue and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
Our management team has and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. Our efforts to re-open our offices safely may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational and workplace culture challenges that may adversely affect our business.
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
Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. While we have experienced adverse changes in customer buying behavior as a result of the impact of the COVID-19 pandemic, including decreased engagement, delayed sales cycles, and deterioration of near-term demand, and an increased volume of sales occurring in the final weeks of the quarter, as of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.

We have grown rapidly and, when the economy begins to recover from the impact of the COVID-19 pandemic, we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees has increased significantly over the last year, from 1,176 employees as of September 30, 2019 to 1,519 employees as of September 30, 2020. We have also established and expanded our operations in a number of countries outside the United States.
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
Further, due to our rapid growth in recent years, we have limited experience operating at our current scale and potentially at a larger scale, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow and our business would by adversely impacted.

We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in recent periods, including the three months ended September 30, 2020, we incurred a net loss in the nine months ended September 30, 2020, have incurred net losses in the past, and could incur net losses in the future. If the effects of the COVID-19 pandemic on us, the economy and our customers are not prolonged, we expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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

Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including Internet and other online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.
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
Nearly all our revenue has come from licenses of our subscription-based software platform, including PCS and support included with the subscription, and we expect these sales to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new products and services. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations, as may other developments. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
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
In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and local laws prohibiting corrupt payments to governmental officials as well as commercial bribery. Although we have implemented policies and procedures designed to help ensure compliance with these laws, we cannot assure you that our employees, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our platform in one or more countries, and could also materially damage our reputation and our brand. These factors may have an adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.
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
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside of North and South America, many of which are in the European Union. Although the United Kingdom is expected to continue its trading relationships with the European Union under a transition agreement through December 31, 2020, our U.K. subsidiary could lose access to the E.U. single market and to E.U. trade agreements with other jurisdictions after that transition period, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees. In addition, depending on the final terms of Brexit and formal agreements or arrangements between the European Union and the United Kingdom, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on our products licensed to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future operating results and cash flows.
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
We also implemented changes to our accounting processes, internal controls and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
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
As a result of customer purchasing patterns, our quarterly sales cycles are generally more heavily weighted toward the end of each quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy, adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close, and result in a revenue shortfall that could adversely affect our business.
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
Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses under consumer protection laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•the impact of the COVID-19 pandemic and the effectiveness of any cost mitigation strategies we may implement, which may be offset by increased costs in other areas;
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
Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. The impact of seasonality is heightened on subscriptions that are multi-year in nature with more revenue recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later, and the remaining portion recognized ratably over the life of the contract. Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, we may achieve higher revenue growth in the first fiscal quarter than in the second fiscal quarter due to the effect of one or more large contracts that are entered into in the first fiscal quarter.
In addition, we generally have increased sales and marketing expenses associated with our annual company kickoff and our annual U.S., European and Asia-Pacific user conferences in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. However, due to the impact of the COVID-19 pandemic, we cancelled our 2020 user conferences in North America and Europe during the three months ended June 30, 2020 and December 31, 2020, respectively. Accordingly, we did not incur the related increase in expenses during those periods and the extent of any impact on sales activity as a result of those cancellations may be significant. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
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
We have undergone recent changes to our management team and if we lose the services of any of our senior management or other key personnel, or if we are unable to recruit or retain skilled personnel, our business, operating results, and financial condition could be adversely affected.
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson to become our Chief Executive Officer. In addition, in the last twelve months, we have added several new members to our senior management team. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, including due to illness resulting from COVID-19, of if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.

Our future success also depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. If we are able to resume our hiring at the rate we expected prior to the COVID-19 pandemic, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies, including as a result of new opportunities arising during the COVID-19 pandemic, before we realize the benefit of our investment in recruiting and training them. As we continue to move into new geographies, we will need to attract and recruit skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain our key employees. In particular, as a result of the impact of the COVID-19 pandemic or otherwise, if we do not continue to grow at the same pace the we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies to be more attractive.
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
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.

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
•cause us to be in breach of our contractual obligations and result in our customers terminating their subscriptions;
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve and various federal, state and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the General Data Protection Regulation, or GDPR, adopted by the European Union and effective as of May 2018, imposes stringent EU data protection requirements and, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union to the United States. Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expires), we will have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition, the California Consumer Privacy Act, or CCPA, a California privacy law that became effective on January 1, 2020, which became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020, gives California residents new rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Given that CCPA enforcement began on July 1, 2020, it remains unclear whether modifications will be made to this legislation or how it will be interpreted. The CCPA has prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
Moreover, U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase. Despite our precautions, it may be possible for unauthorized third parties to infringe upon or misappropriate our intellectual property, to copy our platform, and use information that we regard as proprietary to create products and services that compete with ours. Effective intellectual property protection may not be available to us in every country in which our platform is available, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. For example, some foreign countries have compulsory licensing laws under which a patent owner must grant licenses to third parties. In addition, many countries limit the enforceability of patents against certain third parties, including government agencies or government contractors. In these countries, patents may provide limited or no benefit. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.
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
Additionally, if customers fail to pay us under the terms of our agreements, we may be adversely affected both from the inability to collect amounts due and the cost of enforcing the terms of our contracts, including litigation. The risk of such negative effects increases with the term length of our customer arrangements. Furthermore, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow.
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
Current and future litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we have been subject to litigation. For example, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 11, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additional actions alleging similar claims could be brought in the future. These proceedings all remain in the early stages and we intend to vigorously defend against these claims. In addition, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on Amazon Web Services a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, including the litigation relating to the alleged securities law violations, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2019 have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security, or CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017, or Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act was modified by the CARES Act. On June 29, 2020, California Senate Bill 85, or S.B. 85, was signed into law. S.B. 85 suspends NOL deductions in each of 2020, 2021 and 2022 when a taxpayer has more than $1 million of taxable income before the application of NOLs. S.B. 85 also limits tax credits to $5 million for each taxpayer for the same tax years to reduce their California income tax liability in 2020, 2021 and 2022, respectively. Both the NOL and credit provisions capped by the annual limits in 2020, 2021, or 2022 have an extended carryover period for each year the limit applies. Therefore, if we have more than $1 million of California taxable income in any of 2020, 2021 and 2022, the application of NOLs and credits would be limited by the new legislation.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly and increased demand on our systems and resources.
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
As a result of disclosure of information in filings required of a public company, our business and financial condition is visible, which has and we believe may continue to result in threatened or actual litigation, including by competitors and other third parties. If such claims are successful, our business and operating results could be adversely affected, and even if the claims do not result in litigation or are resolved in our favor, these claims, and the time and resources necessary to resolve them, could divert the resources of our management and adversely affect our business and operating results.
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
The Notes (as defined in Note 8, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
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
As a result of meeting certain conditional conversion criteria during the three months ended September 30, 2020, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending September 30, 2020. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of September 30, 2020.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through September 30, 2020. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
•overall performance of the equity markets;
•actual or anticipated fluctuations in our revenue and other operating results;
•changes in the financial projections we may provide to the public or our failure to meet these projections;
•failure of securities analysts to maintain coverage of us, inaccurate or unfavorable research published by securities analysts, changes in financial estimates by any securities analysts who follow our company, or our failure to meet these estimates or the expectations of investors;
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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic has led to increased shareholder activism and, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 11, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 66.5 million shares of our Class A and Class B common stock outstanding as of September 30, 2020. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. In May 2020, we amended and restated our restated bylaws to provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. Our decision to adopt a Federal Forum Provision followed a decision by the Supreme Court of the State of Delaware holding that such provisions are facially valid under Delaware law. While there can be no assurance that federal or state courts will follow the holding of the Delaware Supreme Court or determine that the Federal Forum Provision should be enforced in a particular case, application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Section 27 of the Exchange Act, however, creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial and Accounting Officer)
Date: November 5, 2020