Form 10-K
period 2020-12-31
Alteryx, Inc.
filed 2021-02-12
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $7.9 billion based upon the closing price reported for such date on the New York Stock Exchange.
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of February 5, 2021, there were 58,860,094 shares of the registrant’s Class A common stock outstanding and 8,003,746 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2021 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2020

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
•the successful transition and onboarding of our new chief executive officer, chief revenue officer and other senior management roles;
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
•the continued development and success of Alteryx Community, our online user community, distribution channels and our partner relationships, including the ability of our partners to successfully enable and deliver specialized support to our customers;
•our expectations for the Alteryx APA platform, Alteryx Connect, Alteryx Promote, Alteryx Analytics Hub and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation;
•expansion of and within our customer base;
•continued investments in research and development;
•competitors and competition in our markets;
•the impact of foreign currency exchange rates;
•legal proceedings and the impact of such proceedings;
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
Leveraging data for actionable insights is critical to modern business success, but has become increasingly challenging as the volume, velocity, and variety of data continues to expand. Traditional data analysis tools and processes are slow, complex, difficult to use, and resource-intensive, often requiring multiple steps by data analysts, data scientists, data engineers, information technology, or IT, employees, and other data workers to complete even the most basic analysis. As a result, these point tools and processes are unable to keep pace with the sophistication and speed of analytics demanded by organizations today.
Our platform democratizes access to data-driven insights by expanding the capabilities and analytical sophistication available to all analytic producers, ranging from business analysts to expert programmers and trained data scientists. We unify the analytics and analytic process into one simple self-service experience by combining tasks that were previously distributed among multiple tools and parties. Our platform allows a single user or group of users to easily and quickly discover, access, and prepare data from a multitude of sources, perform a variety of analyses, and deliver analytical output to drive data-driven decisions and improve business outcomes. This is done through a no-code, low-code approach and visual workflows and an intuitive drag-and-drop interface that can reduce tedious, time-consuming manual tasks to a few mouse-clicks while eliminating the need to write complex software code. The resulting opportunity is significant, as our platform can enable and upskill millions of underserved data workers to do their jobs more effectively.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of December 31, 2020, we had approximately 7,100 customers in more than 90 countries, including over 760 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, Barclays Capital Inc., Biogen Idec Inc., Chevron Corporation, Daimler AG, Federal Home Loan Mortgage Association, General Mills, Inc., L'Oreal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Unilever PLC and Visa Inc.
We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we have also begun, where appropriate, to target and involve members of the customer’s senior management team to accelerate adoption within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical, and business processes.
Customers license our platform under a subscription-based model, and we have seen rapid expansion as adoption spreads across an enterprise through an increase in the number of users, additional use cases, and additional products. For each of the last twelve quarters, including the quarter ended December 31, 2020, our dollar-based net expansion rate has exceeded 120%. See the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Key Business Metrics” for additional information regarding our dollar-based net expansion rate and customers. Over the past several years, we have made significant investments to grow our business, including in sales and marketing, infrastructure, operations, and headcount.

Growth Strategy
Our focus on empowering business analysts and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Key elements of our strategy for growth include:

•Increase our overall customer base. We are accelerating the secular shift towards self-service analytics. As a result, we have the opportunity to increase our current customer base of approximately 7,100 customers through an active “land and expand” strategy. We plan to expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand. We also plan to continue to invest in growing both our direct sales teams and indirect sales channels. In 2021, our direct sales teams have been aligned to certain market and customer opportunities, with an increased focus on Global 2000 companies, in order to reduce the complexity of the organization, redeploy our resources to higher-productivity activities, and maximize our sales opportunities with those companies.
•Expand within our current customer base. We plan on expanding existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our existing customers’ organizations. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical, and business processes. We also plan to add specialized support through our strategic alliance partners globally to augment our current customer experience and training initiatives.
•Continue to penetrate international markets. We have continued to increase our focus on international markets. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers.
•Extend our value proposition. We intend to continue to rapidly improve the capabilities of our platform and invest in innovation and our category leadership. For example, in June 2020, we introduced Alteryx Analytics Hub, our next-generation automation and collaboration product, and Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product. We plan to continue to invest in research and development, including hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. In particular, we intend to focus on further developing our cloud capabilities, modernizing the Alteryx Designer experience, and developing a robust extensibility framework for our customers and partners.
•Grow our distribution channels and channel partner ecosystem. We plan to continue investing in distribution channels and our relationships with technology alliances, solution providers, strategic global system integrators, solution partners, and value-added-resellers, or VARs, to help us enter and grow in new markets while complementing our direct sales efforts. For example, in February 2020, we entered into a strategic relationship with PwC U.S., which included the designation of PwC as a "Global Elite Partner." In February 2021, we also entered into a strategic relationship with HCL America Solutions Inc., which included the designation of HCL as an "Elite Partner." We also plan to continue to collaborate with management consulting firms to drive additional business activity. In addition, we plan to increase our engagement overall with our channel partners worldwide, with these partners having more responsibility for sales to smaller customers in the United States.
•Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. Although the COVID-19 pandemic has restricted our ability to hold in-person user conferences, which had grown to three annual events worldwide and over 6,400 attendees in 2019, we have utilized and may continue to utilize various forms of digital and virtual events to continue to create market awareness. Additionally, university courses and analytic clubs help evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. We intend to continue expanding our community development efforts and seek to continue enriching the lives of business analysts everywhere. For example, in 2020, we launched Advancing Data and Analytics Potential Together, or ADAPT. ADAPT offers free data training to thousands of workers globally who have found themselves unemployed due to the COVID-19 pandemic in 2020. Every graduate is certified in the fundamentals of data analytics through Alteryx Core Certification and is given the opportunity to advance to the Udacity Nanodegree program in predictive analytics.
Products and Services
Our analytics platform enables organizations to rapidly improve business outcomes and the productivity of their business analysts, data scientists, citizen data scientists and data engineers. Our subscription-based platform allows organizations to easily discover, access, prepare, and analyze data from a multitude of sources and benefit from data-driven decisions, including through consumption of results and insights discovered and through real-time model deployment. Our platform offers a secure collaboration environment for even the largest organizations. The ease-of-use, speed, and sophistication of the analysis that our platform enables are enhanced through highly repeatable visual workflows. Our platform’s intuitive user interface includes over 200 drag-and-drop tools that can be used to create and share these analytics. These tools allow business analysts to assemble workflows that represent their models visually, making them easily comprehensible and highly repeatable. Our user interface allows business analysts to seamlessly view the underlying data, metadata, and applied analytics at any stage during the process.
Our platform is designed to interact with almost any data source. Native connectors exist for a wide variety of sources ranging from traditional databases, including those offered by International Business Machines Corporation, Microsoft Corporation, Oracle Corporation, and SAP SE, to an array of emerging data platforms, including Amazon Web Services, Cloudera, Databricks, Microsoft Azure Services, and MongoDB. Additionally, our platform is capable of processing data from cloud applications, such as Google Analytics, Marketo, NetSuite, salesforce.com, and Workday, as well as social media platforms, such as Facebook and Twitter.
Powered by our proprietary in-memory engine, our analytics platform comprises:

•Alteryx Designer. Our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes, through an intuitive drag-and-drop interface.
•Alteryx Server. Our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment.
•Alteryx Connect. Our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise.
•Alteryx Promote. Our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor, and deploy predictive models into real-time production applications.
•Alteryx Analytics Hub. Our next generation, server-based product that provides a centralized and governed, web-based experience for process automation, collaboration, and advanced analytics at scale for the largest enterprises.
•Alteryx Intelligence Suite. Our hub for machine learning and artificial intelligence capabilities for automated modeling, optical character recognition, and natural language processing to gain insights and produce production models.
In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, allows users to share workflows in a centralized repository, and Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. With Alteryx Analytics Gallery, users can share workflows with version control to enable effective and secure collaboration within and across organizations, create analytic apps and macros that can be shared both privately and publicly, and discover new analytic apps and macros to leverage best practices or to be used as the blueprint for a customized purpose-built analytic workflow.
We typically sell Alteryx Designer on a per-user basis. Alteryx Server is deployed in larger scale environments and is typically sold on a per-CPU core basis as an extension of Alteryx Designer. Alteryx Connect is sold as an extension of Alteryx Server and is typically licensed on a per-CPU core basis. Alteryx Promote is sold as part of our platform or as a standalone solution and is licensed on a per-CPU core basis. Alteryx Analytics Hub has multi-element pricing that includes both per-user based and per-CPU core based components. Alteryx Intelligence Suite is sold on a per-user basis as an add-on to Alteryx Designer.
Alteryx Designer
Alteryx Designer, our self-service data profiling, preparation, blending, and analytics product, allows business analysts to perform analysis on their own in a matter of hours or even minutes. In addition to dramatically reducing the time and resources required, Alteryx Designer delivers more accurate, transparent, and sophisticated results. The ability to share workflows and analytic outputs through the Alteryx Analytics Gallery allows the analytic power of Alteryx Designer to be consumed by anyone in an organization. Key capabilities include:

•Data profiling. Empowers data workers and analysts to independently assess the health and quality of a dataset prior to building analytic models. For a large number of analysts, assessing data quality often requires turning to statisticians or data scientists, delaying the model development and decision-making process. Automated data profiling accelerates the data preparation and insight development process, and can enable the analysts to maintain control of the entire analytic process.
•Data preparation and blending. Provides the ability to easily connect, clean, transform, and filter data significantly faster than traditional analytic tools. Business analysts can easily blend structured, unstructured, and semi-structured data sources without complex programming requirements. Business analysts use a simple visual workspace and straightforward drag-and-drop tools to clean and combine data and create a repeatable workflow. Once a workflow is assembled, it automates the analytic process and can be rerun in seconds. The data can also be enriched and augmented with critical location, consumer, and business insights data through the purchase of our third-party data packages.
•Advanced analytics. Enables business analysts to create analytic models ranging from basic to highly complex. Our platform supports cleansing, calculations, aggregations, and advanced analytics functions, including those used to understand data relative to spatial criteria or more advanced tools used to apply statistical algorithms for predictive analysis. Business analysts can leverage a wide range of code-free tools within the product to create a dataset optimized for a specific analysis, run a broad set of analytics, and share the results in a variety of formats. Data scientists can also incorporate R and Python models using Designer’s code-friendly tools to bring more advanced analytic modeling into the repeatable workflows. Additionally, our platform embeds a suite of tutorials and pre-built analytic templates, and the expertise of thousands of analysts from Alteryx Community within the interface to help familiarize users with our platform’s capabilities, enabling business analysts to adopt sophisticated analytic methodologies without significant training.
•Visualytics. Introduces visual, interactive charting and reporting into the workflow experience within Alteryx Designer to enable more insights throughout the entire analytic process. Visualytics' interactive charts and reports can be published in Alteryx Server and Alteryx Analytics Gallery for broader consumption and collaboration across the entire organization.
•Analytic application creation. Offers native drag-and-drop app-building capabilities for business analysts to create, publish, and share applications for any user to execute. These applications can also be configured to share the results in a variety of formats, including visualization and dashboard programs such as those offered by Microsoft Corporation, Qlik Technologies, Inc., or Tableau Software, Inc., or to write back to a database. Business analysts can use workflows within other workflows as building blocks to leverage functionality that has already been built. These workflows can also be utilized as reusable blueprints for designing and deploying analytical applications to Alteryx Server or Alteryx Analytics Gallery.
Alteryx Server
Alteryx Server is a comprehensive and scalable server-based product that enables business analysts to share and run analytic applications in a web-based environment. Alteryx Server offers enterprise-class data scalability, distribution, and security designed to maximize the value enterprises can achieve from their analytics. Key capabilities include:

•Collaboration. Enables business analysts to easily create, publish, share, and reference analytic workflows or applications and collaborate with others across their organizations. Business analysts can also develop analytic applications that act as front-end interfaces for their workflows, and these analytic results can be shared publicly and privately in Alteryx Analytics Gallery.
•Workload scaling. Allows for data-intensive workloads to be offloaded from user desktops to a server or cluster of servers, harnessing greater computing power. Business analysts can schedule and execute workflows to refresh datasets and analytic outputs automatically, without slowing down the work process.
•Analytic application consumption. Allows business analysts to access previously built macros or analytic models in a secure, custom application library. Business analysts can also extend the analytic tools they have built directly into other applications using our application program interfaces, or APIs, and macros.
•Enterprise-compliant governance. Restrict, create, edit, or revoke access to appropriate data with corporate authentication, permission, and encryption protocols through a centralized data connection manager for data access control and governance. Workflows are stored centrally with version control and governance capabilities, allowing multiple users to build, run, and reference the same workflow all within the confines of existing IT governance controls. Detailed usage reporting, auditing, and standardized logging tools enable system administrators to properly control access and security and meet service level agreements.
Alteryx Connect
Alteryx Connect is a collaborative data exploration platform for the enterprise. Alteryx Connect empowers business analysts to find, manage, understand, and collaborate on the data that resides in their organization. Alteryx Connect combines data cataloging with social collaboration to accelerate insights by connecting to data, analytics, and content. Key capabilities include:

•Asset catalog. Allows business analysts to assemble information in one place by collecting metadata from information systems, business intelligence reports, visualizations, and workflows in a comprehensive and fully indexed data store.
•Business glossary. Defines standard business terms within an organization in a data dictionary and links them to assets in the catalog to ensure consistent use, as well as identify relevant sources for each item.

•Data discovery. Allows users to run a comprehensive search of content in the system and sort results by certification or user rating.
•Data enrichment and collaboration. Unlocks knowledge in an organization using social techniques to gather information about data systems. Annotates, discusses, and rates information assets to provide business context and enables the organization with relevant data.
•Certification and trust. Allows users to understand the trustworthiness of data and information assets through certification, lineage, and versioning.
Alteryx Promote
Alteryx Promote is an analytics model management product for the enterprise. Alteryx Promote makes deploying, managing, and monitoring predictive models easier and faster. Alteryx Promote allows data scientists and analytics teams to build, manage, and deploy predictive models to production faster and more reliably via a code-friendly and code-free environment. Key capabilities include:

•Model deployment. Deploys predictive models easily for users, including data scientists and business analysts, by utilizing the code-free environment of Alteryx Designer to build and deploy models. Code-friendly model deployment is also supported allowing data scientists the freedom of choice for R and Python-based models.
•Embed models. Embeds predictive models in any business application capable of making REST API requests, including CRM applications, web and mobile applications, and internal applications. Deploys R and Python models through standard REST API without recoding, making models quickly accessible.
•Real-time scoring. Executes real-time predictions in consumer-facing applications or uses batch mode for scoring from within other workflows.
•Model management. Ensures that analytic models deliver quality and insights by using model versioning throughout the production process, from development to staging and production.
•Monitoring. Allows users to understand the ongoing performance and health of production-based analytic models to ensure their effectiveness.
Alteryx Analytics Hub
Alteryx Analytics Hub scales the power of analytics across teams through automating analytic processes to empower everyone to discover and share insights in a central platform and securely collaborate on data-driven decisions across silos. Key capabilities include:

•Sharing and collaboration. Includes multiple different roles to satisfy the needs of the entire organization. Among others, it enables analysts to easily create, publish, share, and reference analytic workflows or applications and collaborate with others across their organizations. The access controls and flexibility within the platform ensure that each department and individual can be given the correct permissions to collaborate and empower others to make data-driven decisions while consistently upskilling the entire workforce.
•Automation and scheduling. Allows for data-intensive workloads to be offloaded from user desktops to a server or cluster of servers, harnessing greater computing power. Analysts can flexibly schedule workflows and apps customized to their parameters by date, time, frequency, on a one-time, recurring or customized basis.
•Data discovery. Allows users to utilize an integrated smart search to find and access analytic workflows, assets, and data sources across their organization. It provides the capability to leverage and reuse trusted assets from internal teams and experts to accelerate the delivery of new insights and drive faster outcomes.
•Analytic application consumption. Allows users access to previously-built macros and analytic models in a secure, custom application library. Analysts can also extend the analytic tools they have built directly into other applications using our APIs and macros.
•Enterprise-compliant governance. Restrict, create, edit, or revoke access to appropriate data with corporate authentication, permission, and encryption protocols through a centralized data connection manager for data access control and governance. Workflows are stored centrally with version control and governance capabilities, allowing multiple users to build, run, and reference the same workflow all within the confines of existing IT governance controls. Detailed usage reporting, auditing, and standardized logging tools enable system administrators to properly control access and security and meet service level agreements.

Alteryx Intelligence Suite
Alteryx Intelligence Suite is a machine learning extension to our Designer product. Alteryx Intelligence Suite allows users to build models and perform natural language processing and optical character recognition to their data and documents to produce insights and deploy models. Key capabilities include:
•Assisted and auto-modeling. Guided and automated modeling deliver best practice data science techniques to deliver high performing models with feature engineering, imputation techniques, hyper-parameter tuning and a suite of modeling techniques to handle a wide array of data types.
•Natural language processing. Allows users to perform sentiment analysis to understand if documents contain positive or negative remarks automatically and summarize key topics contained in a large body of text. Users can understand patterns in non-structured data, such as a Twitter feed, and produce visualizations, such as word clouds, to gain insights.
•Text Mining. Extracts useful information from semi-structured and unstructured data and converts that data back to data-in-text and numbers to then analyze with the full suite of Alteryx capabilities.
Our Technology
Underpinning our platform is a set of technological innovations that make robust data analytics easy through an in-memory engine, sophisticated analytic models, and an open and modular core:
In-Memory Engine
Our in-memory engine is optimized to process data within RAM and can utilize disk, when necessary, as temporary virtual memory. This facilitates significantly faster and more secure processing of data than traditional disk-based mechanisms while ensuring that the source data remains unaltered and is not duplicated. In addition to our high speed in-memory processing capabilities, our platform enables in-database processing to take advantage of computing resources where the data resides for certain use cases involving large datasets. Key features of our engine include:

•Connected. Business analysts can rapidly connect to data in existing formats and locations, reducing the need for time-consuming data transformation processes that typically require IT personnel.
•Non-persisted. Our engine leverages non-persisted data pipelines to enable users to process large amounts of data securely while applying complex logic every time they run an analytic workflow.
•Scaled-out. While most workflows can be run on any single desktop or laptop, when greater processing capability is required, workloads can be pushed to a server or cluster of servers, including Hadoop or Spark clusters.
Sophisticated Analytic Models
We enable business analysts, data scientists and citizen data scientists to produce analytics ranging from basic to highly complex, including predictive, prescriptive, and spatial. Specifically, we enable predictive analytics through utilization of R, an open source programming language and software environment for statistical computing, and Python, a popular programming language for analytics with many publicly available packages. Our capabilities allow transparency and editing of the R and Python code without requiring prior coding experience. In addition, in-database processing enables analysts to scale predictive analytics and harness the value of large sets of data without moving the data out of a database, improving predictive model development performance over traditional approaches. Deep geospatial tools, such as a drive time engine, create the basis for performing location-based analysis.
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform can utilize R for advanced analytics while providing a simple drag-and-drop interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and adjustment. The integration of our platform with R and Python takes advantage of segmented, but integrated, main-memory resources to ensure seamless, fast operations. More recently, we introduced the JavaScript V8 engine for our platform in a similar capacity. This enables the introduction of new HTML5 UI, Server-side JavaScript, and JSON/REST APIs to fuel the innovation being driven from our platform.

Our Customers
Organizations of all sizes and across a wide variety of industries have adopted our platform. As of December 31, 2020, we served customers in more than 90 countries, including over 760 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, Barclays Capital Inc., Biogen Idec Inc., Chevron Corporation, Daimler AG, Federal Home Loan Mortgage Association, General Mills, Inc., L'Oreal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Unilever PLC. and Visa Inc.
Our customer base has grown from 3,392 customers as of December 31, 2017 to approximately 7,100 customers as of December 31, 2020.
No customer represented more than 10% of our revenue in any of the years ended December 31, 2020, 2019, and 2018.
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
Alteryx Community currently offers:
•discussions and knowledge bases that help users, customers, and channel partners learn about topics of interest, ask questions, and share ideas and insights;
•user groups, which are independent volunteer organizations that provide a platform for users to meet locally throughout the year and provide other users with an opportunity to network with peers and share ideas, experiences, and best practices;
•an avenue for users, customers, and channel partners to share product suggestions with us;
•interactive lessons, live trainings, weekly challenges and an opportunity to become certified via Alteryx Academy; and
•blogs, news and events portals.
We also organize events to engage and foster our user community. At such events, our users, customers, potential customers, and channel partners have the opportunity to network, learn best practices, attend training sessions and workshops, and present their questions and suggestions directly to our software developers, executives, and other employees. We also host roadshows and workshops domestically and internationally with our channel partners to teach our users how self-service data analytics simplifies and automates the analysis of data. Due to the COVID-19 pandemic and where possible, we pivoted to provide these events virtually and intend to resume in-person events when possible based on our policies and public health guidance.

Human Capital
Our Chief Human Resources Officer is responsible for developing and executing our human capital strategy. This includes our approach to attraction, hiring, onboarding, development, engagement and retention of our employees, whom we call associates. Rooted in our five core values of Customer First, Accountability, Equality, Integrity, and Empowerment, our associates and our leadership team are focused on a culture of values in action across each dimension of the associate experience. Our management regularly updates our board of directors and its committees on the operation and status of overall human capital trends and the associate-focused activities and initiatives of the company.

Employees and Culture
Our values-based culture is a critical component of our success. Our associates are the lifeblood of our company and we strive to create an environment where they can contribute, learn, and grow in their careers in a fun and supportive work environment. Our culture focuses on fostering an environment of feedback, individual and team development through a collaborative and dynamic approach to team composition, and cross-organizational work activities. We foster opportunities for our associates to grow in both formal and informal learning environments, inside and outside the company.
Our “Alteryx for Good” program provides our associates with 20 hours of volunteer time each year to partner with charity organizations of their choice to make a difference. The program also provides universities, not-for-profit organizations, government entities and transitioning career professionals the opportunity to obtain access to our platform and learning content to help them achieve their goals.
As of December 31, 2020, we had over 1,450 full-time associates, including approximately 420 associates located outside the United States. None of our associates are represented by a labor union or covered by a collective bargaining agreement. We have not experienced any work stoppages, and we consider our relations with our associates to be good, as evidenced by our annual associate engagement survey results.
Diversity and Inclusion
We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship status, religious creed, national origin, ancestry, gender, sexual orientation, age, marital status, veteran status, physical or mental disability, medical condition, or any other status protected by applicable law. Our management team and associates are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our associates must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and are required to attend annual training on the code of business conduct and ethics and biannual training to help prevent, identify, report, and stop any type of discrimination and harassment.
Our diversity and inclusion council, Alter.Us, encourages associates to engage with and support each other across our employee resource groups, or ERGs. Alter.Us and the ERGs focus on three key priorities: sharing ideas, elevating innovation and promoting authenticity and learning. To facilitate these priorities, we have hosted several trainings and workshops, including several hours of bias and awareness training in 2020 for all people leaders. In 2021, we hired a leader for corporate social responsibility to champion our strategy and build an ongoing framework for our diversity, equity and inclusion and environmental, social and governance efforts.
Employee Development and Training
We believe that investing in our talent’s growth and development will directly enhance our overall company performance. Associates are encouraged to invest regularly in their own professional development or to focus on longer term projects. We offer development opportunities through short-term mentoring programs, longer-term leadership development training, frequent live trainings provided by our Learning and Development team on topics such as giving and receiving feedback, change management, managing your career, and goal-setting, and on-demand training modules covering a variety of topics that are available at any time through our intranet. In addition, we offer our associates a tuition support program to promote ongoing external classroom learning at accredited programs and institutions.

Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our associates. Our total rewards package includes market-competitive pay, including equity compensation, paid time off, and other comprehensive and competitive global benefits. For example, in the United States, we provide 12 weeks of paid parental leave for all new parents (either through birth or adoption). And, for all of our associates, we offer competitive financial benefits and programming focused on aiding our associates with their financial wellness and retirement planning. To foster a stronger sense of ownership and align the interests of associates with our stockholders, we offer equity compensation to associates under our broad-based stock incentive programs and the opportunity for eligible associates in the United States to participate in an employee stock purchase plan.
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
The majority of our domestic sales are through our direct sales organization, with our channel partners having more responsibility for sales to smaller customers. We serve Asia-Pacific, Europe, the Middle East, and Africa, and Latin America regions, and select other emerging countries through our direct sales organization and a variety of partners, including VARs and solution providers.
Marketing
Our marketing organization is responsible for increasing awareness of and generating demand for our platform, creating high-quality leads for our sales force through a mix of volume demand generation and account-based marketing, and fostering our community of users. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic. These goals are intended to increase downloads of free trials of our platform and encourage use of our free online training, which are integral parts of our customer acquisition process. We utilize a wide range of online and offline marketing initiatives including our website, social media, paid search, email, webinars, partner events, and field events often with analytic leaders and data scientists. Our annual U.S., European, and Asia-Pacific user conferences play a key role in providing current and prospective customers with a better understanding of our platform through interactions with peers, training, and the highlighting of customer use cases and best practices.
Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our partnerships are primarily with strategic alliances, solution providers, and a growing network of VARs.

Strategic Alliance Partnerships
Our strategic alliance partnerships include global system integrators, strategic consulting and advisory firms, independent software vendors, cloud and data platforms, and solution and augmented technology offerings that enhance and extend our platform and solutions. For example, PricewaterhouseCoopers LLP and HCL America Solutions Inc. have specific practice areas that leverage Alteryx software. We have optimized integrations and solutions for a variety of independent software vendor solutions, data platforms and software-as-a-service, or SaaS, offerings, including Microsoft Azure Services, Amazon Web Services, Inc., Snowflake Inc., leading robotic process automation, or RPA, solutions, and solutions offered by Google, LLC, International Business Machines Corporation, Oracle Corporation, salesforce.com, inc., and SAP SE, machine learning and artificial intelligence applications. We natively support output to most visual formats such as those offered by Microsoft Corporation, Qlik Technologies, Inc., and Tableau Software, Inc.
Solution Providers
Our solution providers consist of system integrators, management consulting firms, and VARs. Solution providers bring product expertise and implementation services and best practices to our customers globally. As of December 31, 2020, we had approximately 500 solution providers and VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice while solving complex business challenges and generating repeatable analytic workflows and applications in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 366 employees as of December 31, 2020 located primarily in California, Colorado, and Massachusetts in the United States as well as the Czech Republic, Ukraine, and the United Kingdom, comprises dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.
Seasonality
Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. The impact of seasonality is heightened on subscriptions that are multi-year in nature with more revenue recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later, and the remaining portion recognized ratably over the life of the contract. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions, or wider macroeconomic effects, such as the impact of the COVID-19 pandemic.
Competition
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from Microsoft Corporation, Oracle Corporation, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future.

We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., DataRobot, Inc., salesforce.com, inc., TIBCO Software Inc., and Trifacta, Inc.
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
We believe the principal competitive factors in our market include:
•ease of use;
•platform features, quality, functionality, reliability, performance, and effectiveness;
•ability to automate analytical tasks or processes;
•ability to integrate with other technology infrastructures;
•vision for the market and product innovation;
•software analytics expertise;
•total cost of ownership;
•adherence to industry standards and certifications;
•strength of sales and marketing efforts;
•brand awareness and reputation; and
•customer experience, including support.
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
Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Analytics Gallery, Alteryx Connect, Alteryx Promote, Alteryx Analytics Hub, Alteryx Intelligence Suite, Semanta, Yhat, ClearStory Data, Feature Labs, and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The Securities and Exchange Commission, or SEC, maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.alteryx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.
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
Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business and Industry
•The ongoing outbreak of the COVID-19 pandemic around the world, or other similar health crises, could adversely impact our business and operating results.
•We have grown rapidly and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
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
•We use channel partners and if we are unable to establish and maintain successful relationships with them, our business, operating results, and financial condition could be adversely affected.
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
•Our revenue growth and ability to sustain profitability depends on being able to expand our skilled talent base and increase their productivity, particularly with respect to our direct sales force and software engineers.
•If we fail to develop, maintain, and enhance our brand and reputation cost-effectively, our business and financial condition may be adversely affected.
•Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
•Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
•We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, if we lose the services of any of our senior management or other key personnel, or if we are unable to recruit or retain skilled personnel, our business, operating results, and financial condition could be adversely affected.

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
•We have experienced, and may in the future experience, security breaches and if unauthorized parties obtain access to our customers’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.
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

Risks Related to Legal, Regulatory, Accounting, and Tax Matters
•Current and future litigation could have a material adverse impact on our operating results and financial condition.
•We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.

Risks Related to Ownership of Our Class A Common Stock
•The market price of our Class A common stock has been, and will likely continue to be, volatile, and you could lose all or part of the value of your investment.
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
The outbreak of the novel coronavirus and the COVID-19 disease that it causes continues to be a global pandemic. In light of the uncertain and rapidly evolving situation relating to the spread of COVID-19, we continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including maintaining the closure of most of our offices worldwide and postponing or cancelling customer, employee or industry events, which could negatively impact our business. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, the COVID-19 pandemic may disrupt the operations of our customers and partners for an indefinite period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy continue and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
Our management team has committed and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to result in diversions of, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. Our efforts to re-open our offices safely may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, and this may present operational and workplace culture challenges that may adversely affect our business.
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
Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely. While we have experienced adverse changes in customer buying behavior as a result of the impact of the COVID-19 pandemic, including decreased engagement, delayed sales cycles, and deterioration of near-term demand, and an increased volume of sales occurring in the final weeks of each fiscal quarter, as of the date of this Annual Report, we do not yet know the extent of the negative impact on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.

We have grown rapidly and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. Our number of full-time employees increased from 1,291 employees as of December 31, 2019 to 1,469 employees as of December 31, 2020, and has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
Prior to the COVID-19 pandemic, we had invested or committed significant administrative, operational, and financial resources to growing our operations, including expanding into additional countries, enhancing our infrastructure and systems, and growing our talent base. If the effects of the COVID-19 pandemic on us, the economy or our customers are prolonged, we may be unable to realize the benefits of these rapid investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition. To implement our current sales strategy, we realigned our sales associates to certain market and customer opportunities and reduced our sales force in certain geographies and market segments. This realignment and any future furlough, layoff or other reduction in force of our employees that we may take to either realign our resources or reduce our ongoing costs may result in the loss of a number of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
In light of the COVID-19 pandemic, our global hiring and expansion plans temporarily ceased or significantly slowed in 2020. However, in 2021, we expect to continue to expand our operations and headcount and we anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
Although we generated net income in recent periods, we incurred a net loss in the twelve months ended December 31, 2020, have incurred net losses in the past, and could incur net losses in the future. If the effects of the COVID-19 pandemic on us, the economy and our customers are not prolonged, we expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives have been and may continue to be temporarily delayed or re-evaluated as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. In 2020, we announced AAH, a new product, and AIS, a new product enhancement. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our platform, including, but not limited to AAH and AIS, or any new products and services will achieve market acceptance. Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a temporary or permanent revenue shortfall and adversely affect our business.

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
Moreover, SaaS business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on-premise and over time we expect customers to increasingly demand that our platform be provided through a SaaS business model. Such a shift would require us to make additional investments to our infrastructure in order to be able to more fully provide our platform through a SaaS model so that our platform remains competitive. Such investments may involve expanding our data centers, servers, and networks and increasing our technical operations and engineering teams.
We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, revenue growth, and market share.
The market for self-service data analytics software is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic processing and modeling tools from Microsoft Corporation, Oracle Corporation, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have introduced products and services that are increasingly competitive with our offerings. We could also face competition from new market entrants, some of whom might be our current technology partners, such as Databricks, Inc., DataRobot, Inc., Sisense Inc., and Snowflake Inc. In addition, some business analytics software companies offer data preparation and/or advanced analytic processing and modeling tools that are competitive with some of the features within our platform, such as Dataiku Ltd., salesforce.com, inc., TIBCO Software Inc., and Trifacta, Inc.
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

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while part of our platform is cloud-based, most of our platform is currently deployed on-premise and over time we expect customers to increasingly demand that our platform be provided through a SaaS business model. Such a shift would require us to make additional investments to our infrastructure in order to be able to more fully provide our platform through a SaaS model so that our platform remains competitive. Such investments may involve expanding our data centers, servers, and networks and increasing our technical operations and engineering teams. If we are unable to develop a cloud-based product as quickly as may be demanded by the market, we may not be able to compete successfully against our competitors that have already deployed such products, and our business, operating results, and financial condition may be harmed.
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
In addition to our direct sales force, we use partners such as technology alliances, solutions providers, strategic global system integrators, solution partners, and VARs to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. For example, we have established strategic alliances with PricewaterhouseCoopers LLP and HCL America Solutions Inc. to target these and other specific market segments and intend to continue pursuing additional strategic alliance relationships in the future. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected. Our business, operating results, financial condition, or cash flows could also be adversely affected if the anticipated benefits and value of our strategic alliance partnerships are not realized or are not realized in the timeframes anticipated.
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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017 and the Coronavirus Aid, Relief, and Economic Security, or the CARES Act, in response to the COVID-19 pandemic in March 2020, and we are continuing to evaluate the impact of these tax laws as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. A central theme of the OECD’s BEPS recommendations is increased transparency and reporting regarding business models, legal entity structures and transfer pricing policies used by multinationals. The OECD has recommended that multinationals be required to provide a single global country-by-country report and a single global master file detailing information about their operations in every jurisdiction where they operate. The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. Some countries have incorporated the BEPS proposals into their laws and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of its customer’s location than do traditional “arm’s length” income sourcing provisions.
Given these developments, tax authorities in the U.S. and other jurisdictions are likely to increase their audit efforts and might challenge some of our tax positions, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.
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
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel and software engineers to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to achieve target productivity levels. In addition, due to the COVID-19 pandemic, nearly all of our employees are temporarily working remotely, which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. We may also be unable to hire or retain sufficient numbers of qualified individuals in the markets where we do business or plan to do business. Furthermore, hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our talent will be new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively. Attrition rates may increase, and we may face integration challenges as we continue to seek to aggressively expand our talent base. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, if the software engineers are unable to timely contribute to the development of our products and services, if we are unable to resume hiring at our planned rates as the economy begins to recover from the impact of the COVID-19 pandemic, or in the event we are required to reduce our workforce as a result of the COVID-19 pandemic, our business will be adversely affected.
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
In addition, we generally have increased sales and marketing expenses associated with our annual sales kickoff and our annual U.S., European and Asia-Pacific user conferences in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. However, due to the impact of the COVID-19 pandemic, we cancelled our 2020 user conferences in North America and Europe during the three months ended June 30, 2020 and December 31, 2020, respectively. Accordingly, we did not incur the related increase in expenses during those periods and the extent of any impact on sales activity as a result of those cancellations may have been, and may continue to be, significant. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, if we lose the services of any of our senior management or other key personnel, or if we are unable to recruit or retain skilled personnel, our business, operating results, and financial condition could be adversely affected.
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In addition, our Board of Directors appointed Dean Darwin as our Chief Revenue Officer effective January 1, 2021 and, in the last twelve months, we have added several new senior management employees. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.

Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, including due to illness resulting from COVID-19, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.
Our future success also depends on our continuing ability to attract, train, assimilate, and retain highly skilled personnel. We face intense competition for qualified individuals from numerous software and other technology companies. We may not be able to retain our current key employees or attract, train, assimilate, or retain other highly skilled personnel in the future. If we are able to resume our hiring at the rate we expected prior to the COVID-19 pandemic, we may incur significant costs to attract and retain highly skilled personnel, and we may lose new employees to our competitors or other technology companies, including as a result of new opportunities arising during the COVID-19 pandemic, before we realize the benefit of our investment in recruiting and training them. As we continue to move into new geographies, we will need to attract and recruit skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. If we are unable to attract and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements, on a timely basis or at all, our business may be adversely affected. Volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. In particular, as a result of the impact of the COVID-19 pandemic or otherwise, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.
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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired Feature Labs, Inc. in October 2019 to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S., and ClearStory Data Inc. in April 2019 to add talented developers to our organization. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. During 2019 and 2020, we had an increase in the volume of multi-year deals, which has increased our exposure to credit risks due to the longer duration. Our operating results may also be impacted by significant bankruptcies among customers, which could negatively impact our revenues and cash flows. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Furthermore, as a result of the COVID-19 pandemic, existing customers may attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates, or may fail to make payments on their existing contracts, which may materially and negatively impact our operating results and financial condition.

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
The nature of our platform makes it particularly vulnerable to undetected errors or bugs, which could cause problems with how our platform performs and which could, in turn, reduce demand for our platform, reduce our revenue, and lead to product liability claims against us.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, nearly all of our employees are temporarily working remotely, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers and employees. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that a recent update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. While we do not believe we were affected by this incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
•notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state and international privacy and security laws;
•regulatory fines and sanctions;
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
In addition, we contribute software source code under open source licenses. As a result of our open source contributions, we may disclose code and/or innovations that turn out to be material to our business and may also be exposed to increased litigation risk. If the protection of our proprietary rights is inadequate to prevent unauthorized use or appropriation by third parties, the value of our brand and other intangible assets may be diminished and competitors may be able to more effectively mimic our products, services, and methods of operations. Any of these events could have an adverse effect on our business and financial results.
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
Risks Related to Legal, Regulatory, Accounting, and Tax Matters
Political and economic uncertainty, particularly in the United Kingdom and the European Union, could cause disruptions to, and create uncertainty surrounding, our business in the United Kingdom and the European Union, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on our operations in the United Kingdom.
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside of North and South America, many of which are in the European Union. The transition period terminated on December 31, 2020 and on that date, the U.K. passed legislation giving effect to a Trade and Cooperation Agreement with the E.U. that the E.U. expects to formally adopt in early 2021. Under the Trade and Cooperation Agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U., resulting in our U.K. subsidiary losing access to the E.U. single market and to E.U. trade agreements with other jurisdictions. We may be required to move certain operations to other E.U. member states to maintain access to the E.U. single market and to E.U. trade deals, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees.

Depending on the application of the terms of the Trade and Cooperation Agreement, we could face new regulatory costs and burdens, including imposition of customs duties, or tariffs, on our products licensed to customers in the European Union. We are unable to predict how and to what extent Brexit will impact our future operating results and cash flows.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve and various federal, state and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the General Data Protection Regulation, or GDPR, adopted by the European Union and effective as of May 2018, imposes stringent EU data protection requirements, including mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain, and process information about them. In addition, the GDPR increases the scrutiny of transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal data specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment and is expected to finalize and implement the new Standard Contractual Clauses in early 2021.
Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the EU remains uncertain, for example how data transfers between the U.K. and the EU and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The EU is expected to either issue an adequacy decision for personal data transfers from the EEA to the U.K. in early 2021, or an adequacy mechanism, such as the Standard Contractual Clauses, will be required for transfer of personal data from the EEA to the U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
In addition, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or CPRA, which expands upon the CCPA, was passed in the recent election on November 3, 2020. The CCPA gives, and the CPRA will give, California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, our operating results or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
From time to time, we have been subject to litigation. For example, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 15, Commitments and Contingencies, in the notes to our consolidated financial statements included elsewhere in this Annual Report. Additional actions alleging similar claims could be brought in the future. These proceedings all remain in the early stages and we intend to vigorously defend against these claims. In addition, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on Amazon Web Services a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, including the litigation relating to the alleged securities law violations, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical and significant accounting policies and estimates used in preparing our consolidated financial statements include those related to revenue recognition, convertible senior notes, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
As a result of meeting certain conditional conversion criteria during the three months ended December 31, 2020, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending March 31, 2021. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of December 31, 2020.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of a series of Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. We cannot be sure that the accounting standards in the future will continue to permit the use of the treasury stock method. For example, in August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the diluted earnings per share calculation in certain areas. We are currently evaluating the full impact the guidance will have on our financial statements, but if we are unable or otherwise elect not to use the treasury stock method in accounting for the shares issuable upon conversion of a series of Notes, then our diluted earnings per share could be adversely affected. The guidance is effective for us beginning in the year ended December 21, 2022.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through December 31, 2020. In addition to factors discussed in this Annual Report, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic has led to increased shareholder activism and, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 15, Commitments and Contingencies, in the notes to our consolidated financial statements included elsewhere in this Annual Report. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 66.7 million shares of our Class A and Class B common stock outstanding as of December 31, 2020. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.

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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2020, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of December 31, 2020, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Provisions in our restated certificate of incorporation and amended and restated bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our restated certificate of incorporation and amended and restated bylaws include provisions that:

•provide that our board of directors will be classified into three classes of directors with staggered three-year terms;
•permit the board of directors to establish the number of directors and fill any vacancies and newly-created directorships;
•require super-majority voting to amend some provisions in our restated certificate of incorporation and amended and restated bylaws;
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
In addition, our restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for: any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, or DGCL, our restated certificate of incorporation, or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.
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
General Risks
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/

or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
Our corporate headquarters are located in Irvine, California, where we occupy facilities totaling approximately 70,000 square feet under a lease agreement that expires in August 2025. We also maintain offices in California, Colorado, Illinois, Massachusetts, Michigan, New York and Texas in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom.
We intend to procure additional space as we add employees and expand geographically. In October 2019, we entered into a new operating lease agreement for approximately 180,000 square feet of office space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be fully available for occupancy in the second quarter 2021, at which point we expect to cease the use of our existing corporate headquarters. We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings.
For a description of our legal proceedings, see Note 15, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated by reference in response to this item.

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
Holders of Record
As of February 5, 2021, there were 26 registered holders of our Class A common stock and 14 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020 and is incorporated herein by reference.
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
The following tables provide our historical selected consolidated financial data for the periods indicated. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2020, 2019, and 2018 and the selected consolidated balance sheet data as of December 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Annual Report. We have derived the selected consolidated statements of operations data for the fiscal years ended December 31, 2017 and 2016 and the selected consolidated balance sheet data as of December 31, 2018, 2017, and 2016 from the related audited consolidated financial statements, which are not included in this Annual Report. Our historical results are not necessarily indicative of the results we expect in the future.
We adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, effective January 1, 2018 on a modified retrospective basis. Financial results for the years ended December 31, 2020, 2019, and 2018 are presented in accordance with this new revenue recognition standard. Historical financial results for reporting periods prior to 2018 are presented in conformity with amounts previously disclosed under the prior revenue recognition standard, ASC 605, Revenue Recognition, or ASC 605. The following historical selected consolidated financial data should be read in conjunction with, and are qualified in their entirety by reference to, the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and the related notes included elsewhere in this Annual Report.

	Year Ended December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Statements of Operations Data:
Revenue	$495,308	$417,910	$253,570	$131,607	$85,790
Income (loss) from operations	$(3,907)	$37,981	$29,770	$(18,199)	$(23,022)
Net income (loss)	$(24,374)	$27,143	$28,020	$(17,499)	$(24,258)
Net income (loss) per share attributable to common stockholders, basic	$(0.37)	$0.43	$0.46	$(0.37)	$(0.95)
Net income (loss) per share attributable to common stockholders, diluted	$(0.37)	$0.40	$0.43	$(0.37)	$(0.95)

	As of December 31,
	2020	2019	2018	2017	2016
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents and short-term and long-term investments	$1,022,136	$974,865	$426,243	$194,066	$52,700
Total assets	$1,465,295	$1,342,338	$618,167	$291,416	$111,415
Long-term convertible senior notes, net	$657,501	$630,321	$173,647	$—	$—
Redeemable convertible preferred stock	$—	$—	$—	$—	$99,182

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Highlights from Fiscal Year 2020
•Generated total GAAP revenue of $495.3 million during fiscal year 2020, a 19% increase from fiscal year 2019.
•Ended the fiscal year 2020 with cash, cash equivalents, and short-term and long-term investments of $1.0 billion, compared with $974.9 million as of December 31, 2019. Generated $74.8 million in cash flow from operations during fiscal year 2020, compared to $34.2 million generated during the prior year.
•Ended the fourth quarter of 2020 with Annual Recurring Revenue of $492.6 million, a 32% increase from the fourth quarter of 2019.
•Announced a new analytics software category, Analytic Process Automation (APA), which unifies analytics, data science and business process automation. By bringing data, processes and people together, the Alteryx APA platform helps enable high impact outcomes and rapid upskilling of people across the organization in one end-to-end platform.
•Introduced Alteryx Analytics Hub and Alteryx Intelligence Suite, the latest innovations that extend the functionality of the Alteryx APA platform.
•Announced strategic alliances with PricewaterhouseCoopers LLP, HCL America Solutions Inc., Snowflake Inc., Adobe Inc., UiPath, Inc., and ABBYY Solutions Ltd. to accelerate adoption of APA and to potentially accelerate business outcomes for joint customers.

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. During fiscal year 2020, we experienced adverse changes in customer buying behavior that began in March as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. Specifically, economic challenges that enterprise customers in certain verticals have experienced, as well as weakness in our commercial segment that targets small- and medium-sized businesses, have adversely impacted the length of the sales cycle and the expansion and new business sales with these customers, which has further resulted in a continued reduction in our dollar-based net expansion rate. See Key Business Metrics and Results of Operations for further discussion. Despite these changes, we experienced an increase in revenue for the twelve months ended December 31, 2020 as compared to the twelve months ended December 31, 2019. However, as a result of the impact of the COVID-19 pandemic on our operating results for the twelve months ended December 31, 2020, we performed at levels lower than planned prior to the COVID-19 pandemic.
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
In response to the ongoing COVID-19 pandemic, we have implemented plans to manage our costs. In 2020, we temporarily limited the addition of new employees and third-party contracted services, curtailed most travel expense except where critical to the business, and acted to limit discretionary spending. We intend to resume these activities in 2021 to the extent possible based on our policies and public health guidance, but to the extent the business disruption continues for an extended period, additional cost management actions may be considered. Although we continue to monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part I, Item 1A. Risk Factors of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Expansion and Further Penetration of Our Customer Base. We employ a “land and expand” business model that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. Our current and future revenue growth and our ability to maintain profitability is dependent upon our ability to continue landing new customers and expanding the adoption of our platform by additional users within their organizations. We have increased our number of customers from 4,973 at March 31, 2019 to 7,083 at December 31, 2020. We have maintained a net expansion rate in excess of 120% in each of the periods presented. See Dollar-Based Net Expansion Rate within this Management’s Discussion and Analysis of Financial Condition and Result of Operations for additional information. In 2021, our sales strategy will place an increased emphasis on the annual contract value of our customer contracts, which may result in a decrease in contract term length and affect total revenue recognized during a period.
International Expansion. We have continued to focus on international markets. For the years ended December 31, 2020, 2019, and 2018, we derived 32%, 29%, and 29% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant, and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers. To capitalize on this opportunity, we intend to continue to invest in growing our presence internationally.
Investment in Growth. Despite our cost mitigation efforts during the COVID-19 pandemic, operating expenses have increased from $201.0 million for the year ended December 31, 2018 to $455.4 million for the year ended December 31, 2020 as we continue investing in our business so that we can capitalize on our market opportunity. Full-time headcount has increased over this same time period from 817 employees to 1,469 employees. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We intend to continue to add headcount to our research and development team to extend the functionality and range of our platform by bringing new and improved products and services to our customers. We believe that these investments will contribute to our long-term growth, although they may adversely affect our operating results in the near term.
Market Adoption of Our Platform. A key focus of our sales and marketing efforts is to continue creating market awareness about the benefits of our platform. Although the COVID-19 pandemic has restricted our ability to hold in-person user conferences, which had grown to three annual events worldwide and over 6,400 attendees in 2019, we have utilized and may continue to utilize various forms of digital and virtual events to continue to create market awareness. While we cannot predict customer adoption rates and demand, the future growth rate and size of the self-service data analytics market, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree to and speed with which organizations adopt self-service data analytics solutions and our platform.
Acquisitions. Our business strategy has included acquiring other complementary products, technologies, or businesses that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, augment our engineering workforce, and enhance our technological capabilities. In April 2019, we acquired ClearStory Data Inc. to add talented developers to our organization; and in October 2019, we acquired Feature Labs, Inc. to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S. The consolidated financial statements include the results of operations of all of our acquired companies commencing as of their respective acquisition dates. See Note 4, Business Combinations, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these acquisitions.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Customers	4,973	5,278	5,613	6,087	6,443	6,714	6,955	7,083
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
 To calculate our dollar-based net expansion rate, we first identify a cohort of customers, or the Base Customers, in a particular quarter, or the Base Quarter. A customer will not be considered a Base Customer unless such customer has an active subscription on the last day of the Base Quarter. We then divide the ACV in the same quarter of the subsequent year attributable to the Base Customers, or the Comparison Quarter, including Base Customers from which we no longer derive ACV in the Comparison Quarter, by the ACV attributable to those Base Customers in the Base Quarter. Our dollar-based net expansion rate in a particular quarter is then obtained by averaging the result from that particular quarter with the corresponding result from each of the prior three quarters. The dollar-based net expansion rate excludes contract value relating to professional services from that cohort.
The following table summarizes our dollar-based net expansion rate at each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Dollar-based net expansion rate	134%	133%	132%	130%	128%	126%	124%	122%

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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31, 2019	Jun. 30, 2019	Sep. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020
Annual recurring revenue	$281.9	$306.7	$326.3	$372.8	$404.9	$432.3	$449.5	$492.6
Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. We recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion of revenue ratably over the subscription term. Our subscription agreements generally provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Revenue from professional services represented 5% or less of revenue for each of the years ended December 31, 2020, 2019, and 2018. In addition, due to our “land and expand” business model, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers.
For a description of our revenue recognition policies, see the section titled “Critical Accounting Estimates” within this Management’s Discussion and Analysis of Financial Condition and Result of Operations.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, amortization and impairment of intangible assets, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.
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
Operating Expenses
Our operating expenses are classified as research and development, sales and marketing, and general and administrative. For each of these categories, the largest component is employee-related costs, which include salaries, bonuses, sales commissions, stock-based compensation expense, and employee benefit costs. We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges to each expense category based on headcount in that category.
Research and development. Research and development expense consists primarily of employee-related costs for our research and development employees, depreciation of equipment used in research and development, third-party contractors, and related allocated overhead costs. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to increase the functionality and otherwise enhance our platform and develop new products and services. However, we expect research and development expense to decrease as a percentage of revenue over the long term, although research and development expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
Sales and marketing. Sales and marketing expense consists primarily of employee-related costs for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, marketing, and management. Marketing programs consist of advertising, promotional events, such as our U.S., European, and Asia-Pacific user conferences, corporate communications, brand building, and product marketing activities, such as online lead generation.
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff and our annual U.S., European, and Asia-Pacific user conferences, will affect our sales and marketing expense in the period in which each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
General and administrative. General and administrative expense consists primarily of employee-related costs for our executive officers and finance, legal, human resources, IT and security, and administrative personnel, professional fees for external legal, accounting, and other consulting services, including those incurred in connection with our business combinations, changes in the fair value of contingent consideration, and related allocated overhead costs. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we continue to grow and incur the costs associated with being a publicly traded company, including increased legal, audit, and consulting fees. However, we expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
Interest Expense
Interest expense consists primarily of amortization of the debt discount, issuance costs, and interest expense attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively.

Other Income, Net
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
Results of Operations for the Years Ended December 31, 2020, 2019 and 2018

	Year Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
	(in thousands, except percentages)
Revenue:
Subscription-based software license	$237,035	48%	$229,194	55%	$124,669	49%
PCS and services	258,273	52	188,716	45	128,901	51
Total revenue	495,308	100	417,910	100	253,570	100
Cost of revenue:
Subscription-based software license	5,125	1	3,923	1	1,505	1
PCS and services	38,714	8	35,228	8	21,295	8
Total cost of revenue	43,839	9	39,151	9	22,800	9
Gross profit	451,469	91	378,759	91	230,770	91
Operating expenses:
Research and development (1)	101,117	20	69,100	17	43,449	17
Sales and marketing (1)	252,820	51	191,735	46	109,284	43
General and administrative (1)	101,439	20	79,943	19	48,267	19
Total operating expenses	455,376	92	340,778	82	201,000	79
Income (loss) from operations	(3,907)	(1)	37,981	9	29,770	12
Interest expense	(38,119)	(8)	(21,844)	(5)	(7,378)	(3)
Other income, net	14,382	3	10,434	2	3,042	1
Loss on induced conversion and debt extinguishment	(1)	—	(20,507)	(5)	—	—
Income (loss) before benefit of income taxes	(27,645)	(6)	6,064	1	25,434	10
Benefit of income taxes	(3,271)	(1)	(21,079)	(5)	(2,586)	(1)
Net income (loss)	$(24,374)	(5)%	$27,143	6%	$28,020	11%

(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2020	% of Total Revenue	2019	% of Total Revenue	2018	% of Total Revenue
	(in thousands, except percentages)
Cost of revenue	$2,550	1%	$1,634	—%	$797	—%
Research and development	18,388	4	6,954	2	3,699	1
Sales and marketing	28,463	6	12,659	3	6,153	2
General and administrative	25,515	5	11,878	3	5,998	2
Total	$74,916	15%	$33,125	8%	$16,647	7%
A discussion regarding our financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.
Revenue

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$237,035	$229,194	$7,841	3.4%
PCS and services	258,273	188,716	69,557	36.9%
Total Revenue	$495,308	$417,910	$77,398	18.5%
The increase in subscription-based software license revenue for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to additional sales to new and existing customers, as well as the impact of product mix. The average term length of sales to our customers remained relatively flat at approximately two years for both 2020 and 2019.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increases in PCS and service revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between December 31, 2019 and December 31, 2020. Our product pricing was not a significant driver of the increase in subscription-based software license or PCS and services revenue for the periods presented.
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
United States	$338,190	$296,108	$42,082	14.2%
International	157,118	121,802	35,316	29.0%
Total Revenue	$495,308	$417,910	$77,398	18.5%

Cost of Revenue and Gross Margin

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$5,125	$3,923	$1,202	30.6%
PCS and services	38,714	35,228	3,486	9.9%
Cost of revenue	$43,839	$39,151	$4,688	12.0%
Gross margin	91.1%	90.6%
Cost of revenue increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in employee-related costs, including stock-based compensation expense of $1.5 million due to the timing of when employees were hired in 2019 and 2020. The increase was also attributable to an increase in consulting and outsourced labor costs of $0.3 million, an increase in IT and overhead costs of $0.3 million to support the additional headcount and an increase of $2.0 million due to a non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
As of December 31, 2020, we had 101 cost of revenue personnel compared to 102 as of December 31, 2019.
The increase in gross margin for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was the result of an increase in revenue from PCS and services as described above, attributable mainly to sales to customers in prior periods, as the majority of our cost of revenue does not fluctuate directly with increases in revenue. Our customers continue to utilize Alteryx Community for self-service support, which relies on engagement with other end-users and our partners, resulting in lower support costs as a percentage of revenue.
Research and Development

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Research and development	$101,117	$69,100	$32,017	46.3%
Research and development expense increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in employee-related costs, including stock-based compensation expense, of $24.9 million resulting from an increase in headcount and the timing of when employees were hired, partly attributable to the ClearStory Data and Feature Labs acquisitions in 2019. In addition, there was an increase of $1.0 million in consulting and professional fees due to the utilization of contractors for certain development projects and an increase of $5.1 million in overhead costs to support the additional headcount.
As of December 31, 2020, we had 366 research and development personnel compared to 302 as of December 31, 2019.
Sales and Marketing

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$252,820	$191,735	$61,085	31.9%

Sales and marketing expense increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in employee-related costs, including stock-based compensation, of $49.9 million due to an increase in headcount and the timing when employees were hired, with such amount including the effect of a decrease in travel and entertainment expense of $6.3 million as a result of travel restrictions associated with the COVID-19 pandemic. The increase is also attributable to an increase of $6.9 million in IT and overhead costs to support the additional headcount and an increase of $3.0 million associated with consulting and outsourced labor related to fees paid to channel partners and contractors to extend the reach of our sales and marketing programs. These increases were partially offset by a decrease of $0.7 million in marketing programs primarily due to the cancellation of our annual user conferences and other in-person marketing events, with such decrease partially offset by an increase in our digital marketing programs.
As of December 31, 2020, we had 746 sales and marketing personnel compared to 639 as of December 31, 2019.
General and Administrative

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$101,439	$79,943	$21,496	26.9%
General and administrative expense increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to an increase in employee-related costs, including stock-based compensation, of $20.3 million due to an increase in headcount and the timing of when employees were hired and an increase of $1.5 million in IT and overhead costs to support the additional headcount. These increases were partially offset by a decrease of $2.4 million in consulting and professional fees due to the completion of scheduled infrastructure projects as of December 31, 2019 and additional costs incurred associated with the implementation of certain new accounting standards and our change in independent registered public accounting firm in 2019.
As of December 31, 2020, we had 256 general and administrative personnel compared to 248 as of December 31, 2019.
Interest Expense

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(38,119)	$(21,844)	$(16,275)	74.5%

Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively. The increase in interest expense is due to the issuance of the 2024 & 2026 Notes in August 2019, resulting in higher aggregate interest expense during the year ended December 31, 2020 as compared to the year ended December 31, 2019, during which interest expense for such Notes was only incurred during a portion of the period.
Other Income, Net

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Other income, net	$14,382	$10,434	$3,948	*

*	Not meaningful
The increase in other income, net for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily attributable to an increase in gains on foreign currency remeasurement and an increase in interest income due to an increase in balances of available-for-sale securities.

Loss on Induced Conversion and Debt Extinguishment

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Loss on induced conversion and debt extinguishment	$(1)	$(20,507)	$20,506	*

*	Not meaningful
Loss on induced conversion and debt extinguishment is attributable to exchange agreements entered into during the year ended December 31, 2019 with certain holders of our 2023 Notes. We exchanged principal together with accrued and unpaid interest thereon for cash and shares of our Class A common stock. During the year ended December 31, 2020, we settled immaterial conversions, attributing to the minimal debt extinguishment activity in the current year.
Benefit of Income Taxes

	Year Ended December 31,		2020 vs 2019
	2020	2019	$ Change	% Change
	(in thousands, except percentages)
Benefit of income taxes	$(3,271)	$(21,079)	$17,808	*

*	Not meaningful

The change in the benefit of income taxes for the year ended December 31, 2020 as compared to the year ended December 31, 2019 was primarily due to the reversal of deferred tax liabilities of $5.6 million and establishing a valuation allowance against U.S. deferred tax assets. Due to the full valuation allowance for U.S. and U.K. deferred tax assets, we did not recognize a full tax benefit for our net losses and excess tax benefits in 2020 to the same extent we were able to recognize these benefits in 2019.
Liquidity and Capital Resources
A discussion of our liquidity and capital resources for the year ended December 31, 2018 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included in our Annual Report on Form 10-K for the year ended December 31, 2018, filed with the SEC on March 1, 2019.

	As of December 31,		$ Change
	2020	2019
	(in thousands)
Cash and cash equivalents and short-term and long-term investments	$1,022,136	$974,865	$47,271
Working capital	$704,286	$725,155	$(20,869)
Cash and marketable securities increased for the year ended December 31, 2020 as compared to the year ended December 31, 2019 primarily due to cash flow from operations. During the year ended December 31, 2019, we sold $400.0 million in aggregate principal amount of our 2024 Notes and $400.0 million in aggregate principal amount of our 2026 Notes, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of each of the 2024 Notes and 2026 Notes, in a private offering. This was offset in part by the purchase of capped call transactions with respect to our Class A common stock of $87.4 million and the exchange of a portion of our 2023 Notes of $145.2 million.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2020	2019	2018
	(in thousands)
Net cash provided by operating activities	$74,782	$34,192	$26,089
Net cash used in investing activities	$(311,846)	$(277,131)	$(270,858)
Net cash provided by (used in) financing activities	$(1,496)	$563,846	$215,980
Operating Activities
Our net income (loss) and cash flow from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth.
For the year ended December 31, 2020, net cash provided by operating activities was $74.8 million. Net cash provided by operating activities primarily reflected net non-cash activity of $123.9 million, offset in part by net loss of $24.4 million and change in operating assets and liabilities of $24.7 million.
For the year ended December 31, 2019, net cash provided by operating activities was $34.2 million. Net cash provided by operating activities primarily reflected net income of $27.1 million and net non-cash activity of $58.4 million, offset in part by a change in operating assets and liabilities of $51.4 million.
The increase in non-cash activity was primarily driven by $31.7 million of amortization of debt discount and issuance costs, stock-based compensation expense of $74.9 million due to higher headcount and additional stock-based awards, partially offset by deferred income taxes of $4.9 million primarily associated with excess tax deductions from exercised stock options and settled RSUs.
The change in operating assets and liabilities is primarily driven by the following:
•an increase in accounts receivable of $7.4 million due to higher billings in the current year;
•an increase in deferred commissions of $7.3 million due to additional commissions earned in the current year as compared to commissions where the amortization period expired, principally from commissions earned in 2018;
•an increase in prepaid expenses, other current assets and other assets of $16.5 million, primarily due to prepaid assets and deposits associated with our new office headquarters in 2020 and an increase of contract assets related to new multi-year deals;

•a decrease in accrued payroll and payroll-related liabilities of $7.5 million due to lower commissions related to bookings and lower accrued bonuses earned as compared to the previous year;
•a decrease in accrued expenses, other current liabilities, operating lease liabilities and other liabilities of $9.4 million due primarily to payments on operating lease liabilities; and
•an increase in deferred revenue of $26.2 million as a result of billings for the second year of multi-year contracts entered into in 2019.
Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, and cash used in our business acquisitions.
Net cash used in investing activities for the year ended December 31, 2020 was $311.8 million, consisting primarily of $285.5 million of net purchases of investments and $26.4 million of purchases of property and equipment.
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
Net cash used in financing activities for the year ended December 31, 2020 was $1.5 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSUs of $21.2 million and $3.4 million in other financing activity, offset in part by proceeds from stock option exercises and purchases under our employee stock purchase plan of $23.1 million.
Net cash provided by financing activities for the year ended December 31, 2019 was $563.8 million, consisting primarily of proceeds from the issuance of the 2024 & 2026 Notes of $783.3 million, $20.2 million of proceeds from stock option exercises and purchases under our employee stock purchase plan, and proceeds of $4.9 million from the disgorgement by a stockholder of certain profits under Section 16(b) of the Exchange Act. This was offset in part by principal payments on our 2023 Notes of $145.2 million, purchases of the capped calls related to the 2024 & 2026 Notes of $87.4 million, and the minimum tax withholding paid on behalf of employees for RSUs of $10.6 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSUs will likely increase.
Contractual Obligations and Commitments
Our principal long term contractual obligations consist of our operating leases, convertible senior notes and multi-year non-cancellable software licenses and royalty agreements. See Note 9, Convertible Senior Notes, Note 14, Leases and Note 15, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these long-term commitments.

The following table summarizes our contractual obligations, including interest, as of December 31, 2020:

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(in thousands)
Operating leases	$133,653	$23,094	$43,790	$38,688	$28,081
Convertible senior notes and related interest	917,808	6,424	97,384	410,000	404,000
Purchase obligations	60,539	40,155	18,342	2,042	—
Total	$1,112,000	$69,673	$159,516	$450,730	$432,081
Unrecognized tax benefits as of December 31, 2020 were $8.5 million, of which $3.2 million would result in a potential cash payment of taxes and $5.3 million would result in a reduction in certain NOLs. We are not including any amount related to uncertain tax positions in the table presented above because of the difficulty in making reasonably reliable estimates of the timing of settlements with the respective taxing authorities. In addition, we had no material accruals for interest or penalties related to uncertain tax positions in our consolidated balance sheets as of December 31, 2020 and 2019.
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

Off-Balance Sheet Arrangements
As of December 31, 2020, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Revenue Recognition
Our revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. Our subscriptions are generally licensed for terms of one to three years and generally include access to hosted services and software and PCS, which provides the customer the right to receive when-and-if-available unspecified future updates, upgrades and enhancements, and technical product support.
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In contracts that contain multiple performance obligations we allocate the transaction price to the various performance obligations based on standalone selling price, or SSP. Certain performance obligations are not sold on a stand-alone basis. Therefore, significant judgment is required to determine SSP for each distinct performance obligation. We utilize several inputs when determining SSP, including sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. Typically, our contracts with customers contain multiple performance obligations. Although our SSP for these performance obligations has not changed materially from 2019 to 2020, we may modify our go-to-market practices in the future, which may result in changes to SSP for one or more of our performance obligations. Any such changes to SSP could impact the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.
Convertible Senior Notes
In accounting for the issuance of our Notes, we separated each series of Notes into liability (debt) and equity components of the instrument. The carrying amount of the debt component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the debt component from the principal amount. The difference between the principal amount of each series of our Notes and its respective fair value of the debt component are amortized to interest expense over its respective term using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes is presented within additional paid-in-capital, and will not be remeasured as long as it continues to meet the requirements for equity classification. These assumptions involve inherent uncertainties and management judgment. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
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
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our U.S. and U.K. deferred tax assets will be realizable as of December 31, 2020. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain current asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $1.0 billion as of December 31, 2020. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2020 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Each series of our Notes bears a fixed interest rate, and therefore, is not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our 2023 Notes and August 2019 related to the issuance of our 2024 & 2026 Notes.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 8.	Consolidated Financial Statements and Supplementary Data.
Alteryx, Inc.

Report of Independent Registered Public Accounting Firm
To the shareholders and the Board of Directors of Alteryx, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alteryx, Inc. and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue Recognition – Determination of Standalone Selling Prices – Refer to Notes 2 and 3 of the Financial Statements

Critical Audit Matter Description
The Company’s revenue is derived from subscription-based software licenses, maintenance and support (PCS), data subscription services, and professional services, including training and consulting services. The Company recognized subscription-based licenses and PCS and services revenue of $237.0 million and $258.3 million, respectively, for the year ended December 31, 2020. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price (SSP). However, certain performance obligations are not sold on a stand-alone basis; therefore, significant judgment is required to estimate the SSP. The estimated SSP is determined using sales of goods and services sold on a stand-alone basis when available, pricing strategies, market conditions, the useful life of our products and market data.
We identified the determination of the SSPs for performance obligations as a critical audit matter. There is significant judgement involved in the determination of SSP based on observable inputs, which in turn led to a high degree of auditor judgment, subjectivity and effort in performing audit procedures and evaluating audit evidence related to management’s determination of the SSP.
How the Critical Audit Matter Was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included the following, among others:
•We tested the effectiveness of certain controls over revenue recognition, including management’s controls over the methodology used to determine SSPs and controls over the Company’s validation of the underlying data used in the SSP analysis.
•We evaluated the appropriateness of the Company’s methodology used to determine SSP by comparing to historical analysis completed by the Company and practices observed in the industry.
•We tested the underlying data used by the Company to determine SSP by (a) selecting a sample of customer contracts, obtaining the related source documents and comparing that data to the historical data used to develop SSP; (b) comparing the list price of products and services to the consideration received from the customer and recalculated the discount from list price for a sample of arrangements; (c) comparing the useful life of the Company’s software to the Company’s historical development data; and (d) evaluating the value relationship between performance obligations not sold separately.
•We tested the mathematical accuracy of management’s calculation of SSP and verified the consistent application of the methodology of establishing SSP across periods.
•We tested the allocation of transaction price among performance obligations based on relative SSP for a sample of contracts.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 12, 2021
We have served as the Company’s auditor since 2019.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenue:
Subscription-based software license	$237,035	$229,194	$124,669
PCS and services	258,273	188,716	128,901
Total revenue	495,308	417,910	253,570
Cost of revenue:
Subscription-based software license	5,125	3,923	1,505
PCS and services	38,714	35,228	21,295
Total cost of revenue	43,839	39,151	22,800
Gross profit	451,469	378,759	230,770
Operating expenses:
Research and development	101,117	69,100	43,449
Sales and marketing	252,820	191,735	109,284
General and administrative	101,439	79,943	48,267
Total operating expenses	455,376	340,778	201,000
Income (loss) from operations	(3,907)	37,981	29,770
Interest expense	(38,119)	(21,844)	(7,378)
Other income, net	14,382	10,434	3,042
Loss on induced conversion and debt extinguishment	(1)	(20,507)	—
Income (loss) before benefit of income taxes	(27,645)	6,064	25,434
Benefit of income taxes	(3,271)	(21,079)	(2,586)
Net income (loss)	$(24,374)	$27,143	$28,020
Net income (loss) per share attributable to common stockholders, basic	$(0.37)	$0.43	$0.46
Net income (loss) per share attributable to common stockholders, diluted	$(0.37)	$0.40	$0.43
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,058	63,424	60,829
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	66,058	68,661	64,744
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	925	714	(22)
Foreign currency translation adjustments, net of tax	(892)	(1,669)	(195)
Other comprehensive income (loss), net of tax	$33	$(955)	$(217)
Total comprehensive income (loss)	$(24,341)	$26,188	$27,803

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$171,891	$409,949
Short-term investments	584,445	376,995
Accounts receivable, net	136,985	129,912
Prepaid expenses and other current assets	79,144	55,129
Total current assets	972,465	971,985
Property and equipment, net	40,645	20,296
Operating lease right-of use assets	62,508	33,600
Long-term investments	265,800	187,921
Goodwill	37,070	36,910
Intangible assets, net	16,191	22,083
Other assets	70,616	69,543
Total assets	$1,465,295	$1,342,338
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,340	$9,383
Accrued payroll and payroll related liabilities	46,569	53,683
Accrued expenses and other current liabilities	34,987	31,715
Deferred revenue	108,664	83,895
Convertible senior notes, net	72,619	68,154
Total current liabilities	268,179	246,830
Convertible senior notes, net	657,501	630,321
Deferred revenue	3,806	2,733
Operating lease liabilities	53,860	29,293
Other liabilities	5,158	2,660
Deferred income tax, net	—	5,594
Total liabilities	988,504	917,431
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2020 and December 31, 2019, respectively; no shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 58,634 and 52,056 shares issued and outstanding, as of December 31, 2020 and December 31, 2019, respectively; 500,000 Class B shares authorized, 8,108 and 13,204 shares issued and outstanding as of December 31, 2020 and December 31, 2019, respectively	7	7
Additional paid-in capital	489,025	412,191
Retained earnings (accumulated deficit)	(10,748)	14,235
Accumulated other comprehensive loss	(1,493)	(1,526)
Total stockholders’ equity	476,791	424,907
Total liabilities and stockholders’ equity	$1,465,295	$1,342,338
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2017	59,635	$5	$257,399	$(103,546)	$(354)	$153,504
Cumulative effect of adoption of ASC 606	—	—	—	64,197	—	64,197
Cumulative effect of adoption of other accounting standards	—	—	141	(1,579)	—	(1,438)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	1,925	1	11,424	—	—	11,425
Stock-based compensation	—	—	16,647	—	—	16,647
Equity settled contingent consideration	19	—	656	—	—	656
Equity component of 2023 Notes, net of issuance costs and tax	—	—	43,569	—	—	43,569
Purchase of capped calls, net of tax	—	—	(14,545)	—	—	(14,545)
Cumulative translation adjustment	—	—	—	—	(195)	(195)
Unrealized loss on investments	—	—	—	—	(22)	(22)
Net income	—	—	—	28,020	—	28,020
Balances at December 31, 2018	61,579	6	315,291	(12,908)	(571)	301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	1,755	—	9,513	—	—	9,513
Induced conversion on 2023 Notes, net of tax	2,190	1	(7,905)			(7,904)
Extinguishment of capped calls	(285)	—	—	—	—	—
Stock-based compensation	—	—	33,125	—	—	33,125
Equity settled contingent consideration	21	—	750	—	—	750
Equity component of 2024 & 2026 Notes, net of issuance costs and tax	—	—	124,173	—	—	124,173
Purchase of capped calls, net of tax	—	—	(66,499)	—	—	(66,499)
Cumulative translation adjustment	—	—	—	—	(1,669)	(1,669)
Unrealized gain on investments	—	—	—	—	714	714
Net income	—	—	—	27,143	—	$27,143
Balances at December 31, 2019	65,260	7	412,191	14,235	(1,526)	424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	1,482	—	1,919	—	—	1,919
Conversion on 2023 Notes, net of tax	—	—	(1)			(1)
Stock-based compensation	—	—	74,916	—	—	74,916
Cumulative translation adjustment	—	—	—	—	(892)	(892)
Unrealized gain on investments	—	—	—	—	925	925
Net loss	—	—	—	(24,374)	—	(24,374)
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net income (loss)	$(24,374)	$27,143	$28,020
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,101	8,292	5,218
Non-cash operating lease cost	8,424	5,088	—
Stock-based compensation	74,916	33,125	16,647
Amortization (accretion) of discounts and premiums on investments, net	1,085	(3,030)	(1,382)
Amortization of debt discount and issuance costs	31,654	18,625	6,652
Deferred income taxes	(4,945)	(22,844)	(3,434)
Loss on induced conversion and debt extinguishment	1	20,507	—
Other non-cash operating activities, net	618	(1,328)	1,024
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(7,368)	(35,325)	(45,640)
Deferred commissions	(7,323)	(20,461)	(12,741)
Prepaid expenses and other current assets and other assets	(16,502)	(34,971)	(16,077)
Accounts payable	(2,746)	2,319	4,530
Accrued payroll and payroll related liabilities	(7,547)	28,651	12,898
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(9,406)	8,091	1,315
Deferred revenue	26,194	310	29,059
Net cash provided by operating activities	74,782	34,192	26,089
Cash flows from investing activities:
Purchases of property and equipment	(26,358)	(11,453)	(6,728)
Cash paid in business acquisitions, net of cash acquired	—	(40,949)	(3,537)
Purchases of investments	(1,141,598)	(602,703)	(445,705)
Sales and maturities of investments	856,110	377,974	185,112
Net cash used in investing activities	(311,846)	(277,131)	(270,858)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of issuance costs	—	783,321	224,246
Principal payments on 2023 Notes	(11)	(145,241)	—
Purchase of capped calls	—	(87,360)	(19,113)
Proceeds from receipt of Section 16(b) disgorgement	—	4,918	—
Proceeds from exercise of stock options	23,125	20,156	14,154
Minimum tax withholding paid on behalf of employees for restricted stock units	(21,206)	(10,643)	(2,730)
Other financing activity	(3,404)	(1,305)	(577)
Net cash provided by (used in) financing activities	(1,496)	563,846	215,980
Effect of exchange rate changes on cash and cash equivalents	801	(444)	(166)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(237,759)	320,463	(28,955)
Cash, cash equivalents, and restricted cash—beginning of year	$411,424	$90,961	$119,916
Cash, cash equivalents, and restricted cash—end of year	$173,665	$411,424	$90,961
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2020	2019	2018
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,240	$930	$617
Cash paid for income taxes	$2,198	$1,630	$1,782
Cash paid for amounts included in the measurement of operating lease liabilities	$10,310	$6,040	$—
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$43,568	$13,312	$—
Property and equipment recorded in accounts payable	$3,983	$2,002	$720
Reduction of right-of-use assets due to remeasurement	$(5,948)	$—	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$—	$3,000	$1,200
Contingent consideration settled through issuance of common stock	$—	$750	$656

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
The Alteryx Analytic Process Automation, or APA, software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
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
On an ongoing basis, our management evaluates estimates and assumptions, including those related to determination of standalone selling prices of our products and services, income tax valuations, stock-based compensation, and goodwill and intangible assets valuations and recoverability. We base our estimates on historical data and experience, as well as various other factors that our management believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities.
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
As of December 31, 2019, one of our distributors accounted for 10.6% of our total accounts receivable balance. No other customers accounted for 10% or more of our accounts receivable balance or 10% or more of our revenue in any years presented.

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
The fair values of our certificates of deposit, commercial paper, U.S. Treasury and agency bonds, and corporate bonds were determined based on “Level 2” inputs. The valuation techniques used to measure the fair values of certificates of deposit and commercial paper included observable market-based inputs for similar assets, which primarily include yield curves and time-to-maturity factors. The valuation techniques used to measure the fair values of U.S. Treasury and agency bonds and corporate bonds included standard observable inputs, including reported trades, quoted market prices, matrix pricing, benchmark yields, broker/dealer quotes, issuer spreads, two-sided markets or benchmark securities and data provided by third parties as many of the bonds are not actively traded.
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
Cash and Cash Equivalents and Restricted Cash
We consider cash and cash equivalents to include short-term, highly liquid investments that are readily convertible to known amounts of cash and so near their maturity that they present an insignificant risk of changes in the value, including investments that mature within three months from the date of original purchase. Amounts receivable from a credit card processor of approximately $2.2 million and $0.6 million as of December 31, 2020 and 2019, respectively, are considered cash equivalents because they were both short-term and highly liquid in nature and are typically converted to cash within three days of the sales transaction.
We had restricted cash of $1.8 million and $1.5 million as of December 31, 2020 and 2019, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letters of credit associated with our leases and by our credit card processor.
Investments in Marketable Securities
Our investments consist of available-for-sale marketable securities, which are composed of fixed income securities, certificates of deposit, and money market funds. Our fixed income securities are predominantly high-grade corporate bonds, U.S. Treasury bonds, and U.S. Agency bonds. The classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. Unrealized gains and losses that are not associated with a credit loss are recognized in other comprehensive income in our consolidated balance sheets.

At each balance sheet date, we assess available-for-sale securities in an unrealized loss position to assess whether a decline in the fair value below the amortized cost basis (i.e., impairment) of an available-for-sale debt security is due to credit-related factors or noncredit-related factors. If it is determined that the unrealized losses are credit-related, we record the credit-related impairment as an allowance on the balance sheet with a corresponding adjustment in our consolidated statement of operations and comprehensive income (loss). Credit losses are limited to the amount by which the security’s amortized cost basis exceeds its fair value and both the allowance and the adjustment to net income can be reversed if conditions change. If the unrealized loss is determined not to be credit-related, the corresponding adjustment is made in accumulated other comprehensive income (loss) in our consolidated balance sheets.
Accounts Receivable, Allowance for Doubtful Accounts, and Sales Reserves
Our accounts receivable consists of amounts due from customers and are typically unsecured. Accounts receivable are recorded at the invoiced amount and are non-interest bearing.
The allowance for doubtful accounts is estimated and established by assessing individual accounts receivable over a specific age and dollar value, pooling all other receivables by similar risk characteristics, considering historical loss rates, adjusted for asset-specific characteristics, current conditions, or forecasts, and applying a loss rate to the amortized cost of the asset. Additions to the allowance are charged to general and administrative expenses or revenue in the consolidated statements of operations and comprehensive income (loss), or against deferred revenue in the consolidated balance sheets depending on the timing of the addition in relation to the contract term. Accounts receivable are written off against the allowance when an account balance is deemed uncollectible.
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
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue in our consolidated statements of operations and comprehensive income (loss) when incurred. For the years ended December 31, 2020, 2019, and 2018, we recognized royalty expense of approximately $12.4 million, $12.2 million, and $7.2 million respectively.
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
We perform valuations of assets acquired, liabilities assumed, and contingent consideration and allocate the purchase price to its respective assets and liabilities. Determining the fair value of assets acquired, liabilities assumed, and contingent consideration requires us to use significant judgment and estimates, including the selection of valuation methodologies, estimates of future revenue, costs and cash flows, discount rates, the probability of achievement of specified milestones, and selection of comparable companies. We engage the assistance of valuation specialists in concluding on fair value measurements in connection with determining fair values of assets acquired, liabilities assumed, and contingent consideration in a business combination.
Goodwill
Goodwill represents the excess of the purchase price over the fair value of net assets acquired in a business combination. We test goodwill for impairment in accordance with the provisions of ASC 350, Intangibles – Goodwill and Other, or ASC 350. Goodwill is tested for impairment at least annually at the reporting unit level or whenever events or changes in circumstances indicate that goodwill might be impaired. Events or changes in circumstances which could trigger an impairment review include a significant adverse change in legal factors or in the business climate, unanticipated competition, loss of key personnel, significant changes in the use of the acquired assets or our strategy, significant negative industry or economic trends, or significant underperformance relative to expected historical or projected future results of operations.
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

We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of each calendar year using a quantitative assessment. At each of December 31, 2020 and 2019, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.
Revenue Recognition
Our revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. The subscription-based license generally includes access to hosted services and software and post-contract support, or PCS, which provides the customer the right to receive when-and-if-available unspecified future updates, upgrades and enhancements, and technical product support. The core principle of ASC 606, Revenue from Contracts with Customers, or ASC 606, is to recognize revenue upon the transfer of goods or services to our customers in an amount that reflects the consideration to which we expect to be entitled. In order to adhere to this core principle, we apply the following five-step approach:
•identify the contract with a customer;
•identify the performance obligations in the contract;
•determine the transaction price;
•allocate the transaction price to the performance obligations in the contract; and
•recognize revenue when (or as) we satisfy a performance obligation.
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
Our contracts with customers typically contain multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. All of our licenses are sold as subscription-based, on-premise, licenses and are bundled with maintenance and support, or PCS, and cloud-based offerings. In addition to our on-premise licenses, we sell subscriptions to third-party syndicated data and provide professional service offerings primarily related to trainings for our customers. We allocate the transaction price of the contract to each performance obligation using the relative standalone selling price, or SSP, of each distinct good or service in the contract. We determine estimates of SSP based on sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. We review the SSP for each of our performance obligations at least every financial reporting period and update it when appropriate to ensure that the practices employed reflect our recent pricing experience and maximize the use of observable data.
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
Cost of Revenue
Cost of revenue is accounted for in accordance with ASC 705, Cost of Sales and Services, and consists of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations, expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, amortization and impairment of acquired completed technology intangible assets, and related overhead expenses. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customers and are accounted for as both revenue and cost of revenue in the period in which the cost is incurred.
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
Software Development Costs
Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. Because our process for developing software is completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 2020 and 2019.
We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal-use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. Development costs related to internal-use software were insignificant during each of the years ended December 31, 2020 and 2019, and immaterial costs related to the implementation of cloud computing arrangements were included in prepaid expenses and other current assets on our consolidated balance sheets as of December 31, 2020.
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
Under ASC 842, we determine if an arrangement is a lease at contract inception. Operating leases are included in operating lease right-of-use assets, accrued expenses and other current liabilities and operating lease liabilities in our consolidated balance sheets. Operating lease charges are recorded in cost of revenue and operating expenses in our consolidated statements of operations and comprehensive income (loss).
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
Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $16.3 million, $17.8 million, and $9.1 million for the years ended December 31, 2020, 2019, and 2018, respectively. Such costs primarily relate to our annual user conferences, online and print advertising as well as sponsorship of public marketing events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
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
The determination of the grant date fair value of stock-based awards is affected by the estimated fair value per share of our common stock as well as other highly subjective assumptions, including, but not limited to, the expected term of the stock-based awards, expected stock price volatility, risk-free interest rates, and expected dividends yields, which are estimated as follows:

•Expected term. We determine the expected term of the awards using the simplified method, which estimates the expected term based on the average of the vesting period and contractual term of the stock option.
•Expected volatility. We estimate the expected volatility based on our own historical volatility as well as the volatility of similar publicly held entities (referred to as “guideline companies”) over a period equivalent to the expected term of the awards. In evaluating the similarity of guideline companies to us, we considered factors such as industry, stage of life cycle, size, and financial leverage. We intend to continue to consistently apply this process using the same or similar guideline companies to estimate the expected volatility until sufficient historical information regarding the volatility of the share price of our common stock becomes available.
•Risk-free interest rate. The risk-free interest rate used to value our stock-based awards is based on the U.S. Treasury yield in effect at the time of grant for a period consistent with the expected term of the award.

•Estimated dividend yield. The expected dividend is assumed to be zero as we have never declared or paid any cash dividends and do not currently intend to declare dividends in the foreseeable future.
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
Transactions denominated in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the period and when the related receivable or payable is settled. Gains (losses) associated with fluctuations in foreign exchange rates were $3.0 million, $1.0 million, and ($1.5 million) for the years ended December 31, 2020, 2019, and 2018, respectively, and are included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).
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
Net Income (Loss) Per Share Attributable to Common Stockholders
In periods in which we have net income, and a contingent event has been met, we apply the two-class method for calculating earnings per share. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Participating securities include our Notes. In periods in which we have net losses, we do not attribute losses to participating securities as they are not contractually obligated to share our losses.
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock options, restricted stock units and convertible notes as computed under the treasury stock method. In periods in which we incurred a net loss, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recently Adopted Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2016-13, Financial Instruments - Credit Losses, or ASC 326. The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology. As a result, we are now required to use a forward-looking expected credit loss model for accounts receivables and other commitments to extend credit. Through December 31, 2019, we calculated our allowance for credit losses using a single pool of trade receivables as the basis for our credit loss rate. Effective January 1, 2020, we adopted ASC 326 and made changes to our accounting policies related to credit loss calculations, including the consideration of forecasted economic data and the pooling of financial assets with similar risk profiles, and now recognize credit losses associated with our available-for-sale securities. We adopted the new allowance for credit losses accounting standard on January 1, 2020 by means of a cumulative-effect adjustment, where we recognized the cumulative effect of initially applying the guidance as a $0.6 million addition to our contract asset reserve with an offsetting adjustment to retained earnings. As of January 1, 2020, we did not have an allowance for credit losses related to our available-for-sale securities. See Note 5, Fair Value Measurements, and Note 6, Allowance for Doubtful Accounts and Sales Reserves, for additional details.
In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing costs incurred to develop or obtain internal-use software. We adopted this standard prospectively effective January 1, 2020. As a result of the adoption, we are required to capitalize additional costs related to the implementation of cloud computing arrangements that we have historically expensed as incurred, particularly costs incurred during the application development phase. This policy aligns the accounting for implementation costs associated with cloud computing arrangements with our existing policy related to internal-use software. Capitalized costs related to cloud computing arrangements for the twelve months ended December 31, 2020 which are included in prepaid expenses and other current assets on our consolidated balance sheets, were not material.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance will be effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. Early adoption is permitted. We currently account for our Notes, as described in Note 9, Convertible Senior Notes, utilizing the cash conversion model. We do not expect to early adopt the guidance and are currently evaluating the full impact the guidance will have on our financial statements, but we currently expect that the adoption will have a material impact on our consolidated financial statements and related disclosures.
In October 2020, the FASB issued ASU 2020-10, Codification Improvements, which updates various codification topics by clarifying disclosure requirements to align with the SEC's regulations. We will adopt ASU 2020-10 as of the reporting period beginning January 1, 2021. Adoption of this update is not expected to have a material effect on our consolidated financial statements and related disclosures.

3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,
Revenue by region:	2020	2019	2018
United States	$338,190	$296,108	$178,774
International	157,118	121,802	74,796
Total	$495,308	$417,910	$253,570
No countries outside of the United States comprised more than 10% of revenue during the year ended December 31, 2020. Revenue attributable to the United Kingdom comprised 10.7% and 10.2% of total revenue for the years ended December 31, 2019 and 2018, respectively. Other than the United Kingdom for the years ended December 31, 2019 and 2018, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue recognized related to post contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed, and represents less than 5% of total revenue for all periods presented.
Contract Assets and Contract Liabilities
As of December 31, 2020 and 2019, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $25.4 million and $18.5 million, respectively, is included in prepaid expenses and other current assets, and $37.2 million and $39.3 million, respectively, are included in other assets on our consolidated balance sheets. There were no impairments of contract assets during each of the years ended December 31, 2020 and 2019.
During the years ended December 31, 2020 and 2019, we recognized $83.9 million and $84.0 million, respectively, of revenue related to amounts that were included in deferred revenue as of January 1, 2020 and 2019, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the years ended December 31, 2020 and 2019 are presented below (in thousands):

	Year Ended December 31,
	2020	2019
Beginning balance	$43,035	$22,391
Additional deferred commissions	46,109	55,024
Amortization of deferred commissions and other adjustments	(37,958)	(34,380)
Ending balance	$51,186	$43,035

As of December 31, 2020 and 2019, $24.8 million and $17.5 million, respectively, of our deferred commissions are expected to be amortized within the next 12 months, and therefore are included in prepaid assets and other current assets on our consolidated balance sheets. The remaining amount of our deferred commissions are included in other long-term assets. There were no impairments of assets related to deferred commissions during each of the years ended December 31, 2020 and 2019. There were no assets recognized related to the costs to fulfill contracts during each of the years ended December 31, 2020 and 2019 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2020 and 2019, we had an aggregate transaction price of $484.3 million and $407.0 million, respectively, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. As of December 31, 2020 and 2019, we expect to recognize $434.9 million and $340.1 million, respectively, as revenue over the next 24 months with the remaining amount recognized thereafter.
4. Business Combinations
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from acquisitions during the years ended December 31, 2019 and 2018 are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2019 and 2018 have not been presented as the impacts are not significant to our consolidated financial statements.
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
We determined the fair value of the developed technology acquired using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Key inputs utilized in the models include a discount rate of 40.0% and estimated revenue and expense forecasts. Based on the valuation model, we determined the fair value of the developed technology to be $7.9 million with an amortization period of 7.0 years.

ClearStory Data Inc.
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, or the ClearStory Merger Agreement, dated as of March 28, 2019. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests of ClearStory Data was $19.6 million in cash, subject to customary adjustments set forth in the ClearStory Merger Agreement. The acquisition of ClearStory Data included $3.0 million of cash consideration held back for customary indemnification matters for a period of 18 months following the acquisition date. As of December 31, 2020, cash held back for customary indemnification matters had been released.
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
A portion of the consideration for the acquisition was subject to earn-out provisions. Additional contingent earn-out consideration of up to $1.5 million was included that would be payable to the former shareholder of Alteryx ANZ over two years upon the achievement of specified milestones. We utilized a probability weighted scenario-based model to determine the fair value of the contingent consideration. Based on this valuation model, we determined the fair value of the contingent consideration to be $1.2 million as of the acquisition date. As of December 31, 2020, all contingent consideration had been settled.

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments (in thousands):

	As of December 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$88,991	$—	$88,991	$88,991	$—	$—
Level 1:
Money market funds	35,010	—	35,010	35,010	—	—
Subtotal	35,010	—	35,010	35,010	—	—
Level 2:
Commercial paper	161,124	(8)	161,116	46,491	114,625	—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	554,860	1,220	556,080	1,399	358,822	195,859
Corporate bonds	177,790	349	178,139	—	108,198	69,941
Subtotal	896,574	1,561	898,135	47,890	584,445	265,800
Level 3	—	—	—	—	—	—
Total	$1,020,575	$1,561	$1,022,136	$171,891	$584,445	$265,800

	As of December 31, 2019
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$53,039	$—	$53,039	$53,039	$—	$—
Level 1:
Money market funds	223,580	—	223,580	223,580	—	—
Subtotal	223,580	—	223,580	223,580	—	—
Level 2:
Commercial paper	217,140	(6)	217,134	98,325	118,809	—
Certificates of deposit	1,000	—	1,000	—	—	1,000
U.S. Treasury and agency bonds	294,953	199	295,152	35,005	161,767	98,380
Corporate bonds	184,516	444	184,960	—	96,419	88,541
Subtotal	697,609	637	698,246	133,330	376,995	187,921
Level 3	—	—	—	—	—	—
Total	$974,228	$637	$974,865	$409,949	$376,995	$187,921
There were no transfers between Level 1, Level 2, or Level 3 securities during each of the years ended December 31, 2020 and 2019.
All long-term investments had maturities between one and two years in duration as of December 31, 2020 and 2019. Cash and cash equivalents, restricted cash, and investments as of December 31, 2020 and 2019 held domestically were approximately $1.0 billion and $963.4 million, respectively.

We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an other-than-temporary decline in fair value. We consider factors such as the length of time and extent to which the market value has been less than the cost, the financial condition and near-term prospects of the issuer and our intent to sell, and whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. We have determined that the gross unrealized losses of less than $0.1 million with respect to our available-for-sale securities as of both December 31, 2020 and 2019 were due to changes in market rates, and we have determined the losses are temporary in nature. These gross unrealized losses were classified in accumulated other comprehensive income (loss) in our consolidated balance sheets as of December 31, 2020 and 2019.
Interest income from our marketable securities was $10.5 million, $9.2 million, and $5.4 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2020 and 2019, the fair value of our Notes were $1.1 billion and $956.8 million, respectively. The carrying amounts of our financial instruments, including cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate their current fair value because of their nature and relatively short maturity dates or durations.
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

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$2,662	$2,297	$1,714
Provision	2,544	1,513	2,160
Recoveries	(1,225)	(600)	(693)
Charge-offs	(867)	(548)	(884)
Ending balance	$3,114	$2,662	$2,297
The following table summarizes the changes in the allowance applied to our contract assets in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$205	$180	$62
Adoption of new accounting standard - ASC 326	609	—	—
Provision	1,818	197	197
Recoveries	(110)	(172)	(79)
Charge-offs	(84)	—	—
Ending balance	$2,438	$205	$180
During the twelve months ended December 31, 2020, we analyzed the risk associated with each portfolio segment within our accounts receivables and contract assets balances. As a result of the economic uncertainties caused by the impact of the COVID-19 pandemic, we aggregated our portfolio into pools using different risk profiles. We increased our expected credit loss rates for customers in industries that we expect will be more adversely impacted by the economic downturn caused by the COVID-19 pandemic, resulting in a total increase of $0.6 million included in our provisions for expected credit losses during the twelve months ended December 31, 2020.

7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019
Computer equipment & software	$14,627	$10,521
Furniture and fixtures	9,941	4,972
Leasehold improvements	22,006	10,438
Construction in process	8,618	3,771
	$55,192	$29,702
Less: Accumulated depreciation and amortization	(14,547)	(9,406)
Total property and equipment, net	$40,645	$20,296
Depreciation and amortization expense for the years ended December 31, 2020, 2019, and 2018 was approximately $8.1 million, $4.3 million, and $3.2 million, respectively.
8. Goodwill and Intangible Assets
The change in carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2018	$9,494
Goodwill recorded in connection with acquisition	27,437
Effects of foreign currency translation	(21)
Goodwill as of December 31, 2019	$36,910
Effects of foreign currency translation	160
Goodwill as of December 31, 2020	$37,070
Intangible assets consisted of the following (in thousands, except years):

	As of December 31, 2020
	Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	7.0	$1,652	$(678)	$974
Completed Technology	5.7	21,780	(6,563)	15,217
		$23,432	$(7,241)	$16,191

	As of December 31, 2019
	Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	7.0	$1,503	$(402)	$1,101
Completed Technology	5.4	27,821	(6,839)	20,982
		$29,324	$(7,241)	$22,083

During the twelve months ended December 31, 2020, we recorded an impairment charge of $2.0 million, related to certain developed technology assets, due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$3,758	$3,801	$1,809
Sales and marketing	212	221	220
Total	$3,970	$4,022	$2,029
The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for intangible assets at December 31, 2020 (in thousands):

2021	$4,622
2022	4,622
2023	2,630
2024	1,954
2025	1,377
Thereafter	986
Total amortization expense	$16,191

9. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36
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
For at least 20 trading days during the period of 30 consecutive trading days ending December 31, 2020, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending March 31, 2021 and were classified as current liabilities on the consolidated balance sheet as of December 31, 2020. As of December 31, 2020, the if-converted value of the 2023 Notes exceeded its principal amount by $148.1 million. As of December 31, 2020, the 2024 & 2026 Notes were not currently convertible.
We may not redeem any series of Notes prior to the relevant maturity date. Holders of any series of Notes have the right to require us to repurchase for cash all or a portion of their applicable series of Notes at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the applicable Indenture for such series of Notes. We are also required to increase the conversion rate for holders who convert their Notes in connection with certain corporate events occurring prior to the relevant maturity date.
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
Exchange and Conversion of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock.
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
In the twelve months ended December 31, 2020, we settled $11.0 thousand principal amount of the 2023 Notes upon requests for conversion, which were settled in a combination of cash and shares of our Class A common stock. As of the date of this filing, we have received no additional requests for conversion.
The Notes consisted of the following (in thousands):

	As of December 31, 2020			As of December 31, 2019
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,759	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(12,129)	(58,148)	(84,351)	(16,605)	(72,669)	(97,010)
Net carrying amount	$72,619	$341,852	$315,649	$68,154	$327,331	$302,990

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,474	$69,749	$93,380

The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2020	2019
Contractual interest expense	$6,424	$3,186
Amortization of debt issuance costs and discount	31,654	18,625
Total	$38,078	$21,811

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Notes and related interest	$917,808	$6,424	$97,384	$410,000	$404,000

10. Accrued Payroll and Payroll-Related Liabilities
Accrued payroll and payroll-related liabilities included accrued commissions and bonuses as follows (in thousands):

	As of December 31,
	2020	2019
Accrued commissions	$11,793	$23,037
Accrued bonuses	$15,046	$16,730

11. Stockholders’ Equity
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
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2020, no shares of preferred stock were outstanding.

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
2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2020, an aggregate of 11.4 million shares of Class A common stock were reserved for issuance under the 2017 Plan.
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
In 2020, employees purchased 0.1 million shares of Class A common stock at an average price per share of $101.37. As of December 31, 2020, 2.6 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options
Stock options generally vest over a period of three to four years and expire ten years from the date of grant. Unvested stock options will be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. Vested stock options generally expire three months after termination of employment.

Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2020 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2019	2,712	$22.58	$211,488	6.6
Granted	640	139.88
Exercised	(1,072)	15.09	$118,551
Cancelled/forfeited	(209)	47.26
Options outstanding at December 31, 2020	2,071	$60.22	$138,942	7.0
Exercisable	1,120	$17.11	$117,230	5.4
Vested and expected to vest at December 31, 2020	2,071	$60.22	$138,942	7.0
The total intrinsic value of options exercised in the years ended December 31, 2019 and 2018 was $115.4 million and $56.9 million, respectively. The weighted-average exercise price of options granted in the years ended December 31, 2019 and 2018 was $80.88 and $28.26, respectively.
As of December 31, 2020, there was $39.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.4 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Plan and for shares of our Class A common stock issued under our ESPP for each of the years indicated:

	Stock Options			Employee Stock Purchase Plan
	2020	2019	2018	2020	2019	2018
Expected term (in years)	5.8	5.8	6.1	0.5	0.5	0.5
Estimated volatility	48%	38%	41%	78%	56%	52%
Risk-free interest rate	1%	2%	2%	1%	2%	2%
Estimated dividend yield	—	—	—	—	—	—
Weighted average fair value	$62.37	$32.20	$12.09	$48.07	$30.02	$12.13

Restricted Stock Units
RSUs granted under the 2017 Plan generally vest over a period of three to four years and expire ten years from date of grant. RSUs will be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. RSU activity during the year ended December 31, 2020 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2019	1,576	$64.46	$157,752
Granted	1,224	132.89
Vested	(518)	60.22	$62,482
Cancelled/forfeited	(322)	84.41
RSUs outstanding at December 31, 2020	1,960	$105.04	$238,764
RSUs expected to vest at December 31, 2020	1,960	$105.04	$238,764
The total intrinsic value of RSUs vested in the years ended December 31, 2019 and 2018 was $30.2 million and $9.8 million, respectively. The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2019 and 2018 was $90.00 and $35.51, respectively.
As of December 31, 2020, total unrecognized compensation expense related to unvested RSUs was approximately $156.6 million, which is expected to be recognized over a weighted-average period of 2.2 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cost of revenue	$2,550	$1,634	$797
Research and development	18,388	6,954	3,699
Sales and marketing	28,463	12,659	6,153
General and administrative	25,515	11,878	5,998
Total	$74,916	$33,125	$16,647
13. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $6.2 million, $3.9 million and $2.4 million to the savings plan for the years ended December 31, 2020, 2019, and 2018, respectively.
14. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Massachusetts, Michigan, New York, and Texas in the United States and Australia, Brazil, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.

The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

		As of December 31,
	Classification	2020	2019
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$62,508	$33,600

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$11,471	$6,627
Operating lease liabilities (noncurrent)	Operating lease liabilities	53,860	29,293
Total lease liabilities		$65,331	$35,920
Lease Costs
The following lease costs were included in our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2020	2019
Operating lease cost	$11,150	$7,066
Short-term lease cost	1,451	1,604
Variable lease cost	3,993	1,767
Total lease cost	$16,594	$10,437
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	Year Ended December 31,
	2020	2019
Weighted-average remaining lease term (in years)	5.7	5.9
Weighted-average discount rate	5.03%	6.18%

In addition to the leases included on our consolidated balance sheet as of December 31, 2020, we have five leases that have been executed but not yet commenced as of December 31, 2020 with lease terms that range from two to eight years. As of December 31, 2020, we have either not gained access to, not begun construction on, or are underway with construction, but do not have control of the underlying assets. We anticipate that these operating leases will commence during the next twelve months. We expect to pay approximately $59.8 million in minimum rent payments related to these leases, $17.4 million of which will be paid over the next 24 months.
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be available for occupancy in the second quarter 2021, at which point we will cease the use of our existing corporate headquarters. It is management’s current intent to sublease our existing headquarters. As of December 31, 2020, operating lease liabilities related to our existing corporate headquarters were approximately $12.2 million.

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows of the operating leases for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2020 (in thousands):

2021	$14,471
2022	13,911
2023	12,083
2024	11,240
2025	10,551
2026	7,411
Thereafter	6,066
Total minimum lease payments	$75,733
Less imputed interest	(10,402)
Present value of future minimum lease payments	$65,331
Less current obligations under leases	(11,471)
Long-term lease obligations	$53,860

15. Commitments and Contingencies
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services including non-cancelable agreements for software licenses and royalty agreements. Our minimum purchase obligations as of December 31, 2020 were as follows (in thousands):

2021	$40,155
2022	17,964
2023	378
2024	2,033
2025	9
Thereafter	—
Total minimum payments	$60,539
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of each of December 31, 2020 and December 31, 2019, we have not accrued a liability for these indemnification provisions because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

As of the date of this filing, three putative securities class action lawsuits have been filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. On November 13, 2020, lead plaintiffs were appointed, or the Lead Plaintiffs, and the three cases were consolidated into one action, In re Alteryx, Inc. Securities Litigation, Case No. 8:20-cv-01540 (C.D. Cal). On January 28, 2021, a first amended complaint was filed asserting claims on behalf of persons and entities that purchased or otherwise acquired our securities between February 13, 2020 and August 7, 2020. Lead Plaintiffs allege that such persons and entities were harmed as a result of certain alleged false or misleading statements, or omissions, made by us and certain of our executive officers. These proceedings remain in the early stages. We intend to vigorously defend against these claims. Because of the early stages of these matters, we are unable to estimate a reasonably possible range of loss, if any, that may result from these matters.
Warranty
We provide an assurance-type warranty to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties and none are expected in the future and, as such, no accruals for product warranty costs have been made.
16. Income Taxes
The components of income (loss) before benefit of income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Domestic	$(32,569)	$9,259	$27,849
Foreign	4,924	(3,195)	(2,415)
Total	$(27,645)	$6,064	$25,434
The components of the benefit of income taxes were as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$—	$(375)	$(14)
State	248	158	314
Foreign	327	1,176	587
Total current income tax expense	$575	$959	$887
Deferred:
Federal	$(2,617)	$(18,684)	$(2,321)
State	(958)	(3,406)	(869)
Foreign	(271)	52	(283)
Total deferred income tax benefit:	$(3,846)	$(22,038)	$(3,473)
Total	$(3,271)	$(21,079)	$(2,586)

The following table reconciles our benefit of income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for each of 2020, 2019, and 2018 (in thousands):

	Year Ended December 31,
	2020	2019	2018
Income tax at federal statutory rate	$(5,806)	$1,273	$5,341
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(3,105)	(2,567)	(438)
Foreign rate differential	47	789	853
Stock-based compensation	(16,852)	(20,913)	(7,916)
Change in valuation allowance	24,363	18,129	510
Meals and entertainment	764	658	310
Research credits	(4,677)	(3,177)	(1,563)
Tax basis step-up due to internal reorganization	—	(15,321)	—
Other	1,995	50	317
Total benefit of income taxes	$(3,271)	$(21,079)	$(2,586)
The following table shows the significant components of deferred income tax assets (liabilities) (in thousands):

	As of December 31,
	2020	2019
Deferred tax assets:
Deferred revenue	$923	$739
Net operating losses	20,147	10,997
Accruals and reserves	5,513	5,679
Research & other credits	17,770	11,027
Intangibles	10,570	12,291
Operating lease liabilities	14,475	7,586
Effect of Section 163(j) on interest expense	6,696	4,046
Stock-based compensation	14,376	6,623
Other	—	353
Total deferred tax assets	90,470	59,341
Less valuation allowance	(44,046)	(19,683)
Net deferred tax assets	46,424	39,658

Deferred tax liabilities:
Operating lease right-of-use assets	(13,831)	(7,002)
Deferred commissions	(10,213)	(8,924)
Convertible senior notes	(16,990)	(20,459)
Effects of ASC 606 adoption	(4,343)	(8,819)
Other	(776)	(48)
Total deferred tax liabilities	(46,153)	(45,252)
Net deferred tax assets (liabilities)	$271	$(5,594)

We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of December 31, 2020, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we recorded a full valuation allowance against our U.S. and U.K. deferred tax assets as of December 31, 2020. We had a deferred tax liability of $5.6 million as of December 31, 2019, included in other liabilities in our consolidated balance sheets.
The following table shows the changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2020	2019	2018
Beginning balance	$19,683	$1,138	$7,304
Decrease in valuation allowance due to adoption of ASC 606	—	—	(6,676)
Increase in valuation allowance due to internal reorganization	—	15,321	—
Other increase in valuation allowance	24,363	3,224	510
Ending balance	$44,046	$19,683	$1,138
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
As of December 31, 2020, we had U.S. federal and state income tax net operating loss carryforwards of approximately $73.0 million and $42.7 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2035 and 2024, respectively, unless previously utilized.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have concluded the analysis of these provisions as of year-end and the CARES Act did not have a material impact on our income taxes for 2020.
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2020, there were immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
We are subject to taxation in the United States and various states and international jurisdictions. Our U.S. federal tax returns are open for examination for tax years 2017 and forward, and our state tax returns are open for examination for tax years 2014 and forward. Our tax returns for international jurisdictions are open for examination for tax years 2016 and forward. However, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination. Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
At December 31, 2020, we had approximately $8.5 million of unrecognized tax benefits. If fully recognized, $5.3 million of the unrecognized tax benefits would reduce our net operating losses. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. Accrued interest related to our uncertain tax positions was not material at December 31, 2020.

The following table shows the activity in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2020	2019	2018
Balance at beginning of year	$7,556	$6,234	$5,794
Additions based on tax position related to the current year	652	1,322	391
Additions for tax positions of prior years	312	—	49
Balance at end of year	$8,520	$7,556	$6,234

17. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands except per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss) attributable to common stockholders	$(24,374)	$27,143	$28,020
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	66,058	63,424	60,829
Effect of dilutive securities:
Convertible senior notes	—	1,975	409
Employee stock awards	—	3,259	3,506
Contingently issuable shares	—	3	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	66,058	68,661	64,744
Net income (loss) per share attributable to common stockholders, basic	$(0.37)	$0.43	$0.46
Net income (loss) per share attributable to common stockholders, diluted	$(0.37)	$0.40	$0.43
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2020	2019	2018
Stock awards	4,053	209	510
Convertible senior notes	6,137	1,644	—
Total shares excluded from net income (loss) per share	10,190	1,853	510
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
Long-lived assets classified by geographic location, and, with respect to the year ended December 31, 2019, with countries over 10% of this total, were as follows (in thousands):

	As of December 31,
Long-lived assets:	2020	2019
United States	$84,055	$39,641
United Kingdom	6,236	7,263
Other countries	12,862	6,992
Total	$103,153	$53,896

19. Selected Quarterly Financial Data (Unaudited)
The following table sets forth unaudited quarterly financial information for the years ended December 31, 2020 and 2019. We have prepared the unaudited quarterly consolidated statements of operations data on a basis consistent with the audited annual consolidated financial statements. In the opinion of management, the financial information in this table reflects all adjustments, consisting of normal and recurring adjustments, necessary for the fair statement of this data (in thousands except per share data):

	2020
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$108,831	$96,233	$129,717	$160,527
Gross profit	$95,784	$86,598	$119,303	$149,784
Income (loss) from operations	$(20,105)	$(17,794)	$9,633	$24,359
Net income (loss)	$(15,473)	$(35,293)	$4,357	$22,035
Diluted income (loss) per share	$(0.24)	$(0.53)	$0.06	$0.32

	2019
	Quarter Ended
	March 31	June 30	September 30	December 31
Revenue	$76,020	$82,043	$103,397	$156,450
Gross profit	$68,020	$72,748	$93,752	$144,239
Income (loss) from operations	$(4,402)	$(8,288)	$11,936	$38,735
Net income (loss)	$5,914	$(3,219)	$(6,240)	$30,688
Diluted income (loss) per share	$0.09	$(0.05)	$(0.10)	$0.44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2020. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief

Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2020 that our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item, including information relating to compliance with Section 16(a) of the Exchange Act, will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Definitive Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020, and is incorporated herein by reference.

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

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Amended and Restated Bylaws.	8-K	001-38034	3.1	May 5, 2020
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant, dated September 24, 2015, as amended.	S-1	333-220342	4.2	September 5, 2017
4.3	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
4.4	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019
4.5	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019
4.6	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	2017 Equity Incentive Plan and forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.4*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.5*	Alteryx 2020 Discretionary Bonus Plan.					X
10.6*	Amended and Restated Offer Letter by and between the Registrant and Dean A. Stoecker, dated February 22, 2017.	S-1	333-216237	10.6	February 24, 2017
10.7*	Amended and Restated Offer Letter by and between the Registrant and Robert S. Jones.	10-K	001-38034	10.9	March 8, 2018

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.8*	Amended and Restated Offer Letter by and between the Registrant and Christopher M. Lal.	10-K	001-38034	10.9	March 1, 2019
10.9*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.	10-K	001-38034	10.10	March 1, 2019
10.10*	Offer Letter by and between the Registrant and Derek Knudsen.	10-K	001-38034	10.11	February 14, 2020
10.11*	Separation Agreement by and between the Registrant and Robert S. Jones.					X
10.12	Lease by and between the Registrant and LBA IV-PPI, LLC, dated December 7, 2015.	S-1	333-216237	10.9	February 24, 2017
10.13	First Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated December 11, 2017.	10-K	001-38034	10.11	March 8, 2018
10.14	Second Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated August 6, 2018.	10-Q	001-38034	10.1	November 8, 2018
10.15	Third Amendment to Multi-Tenant Office Lease by and between the Registrant and LBG IV-PPO, LLC, dated September 27, 2018.	10-Q	001-38034	10.2	November 8, 2018
10.16	Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated October 14, 2019.	10-K	001-38034	10.17	February 14, 2020
10.17*	Form of Severance and Change in Control Agreement.	10-Q	001-38034	10.10	May 7, 2020
10.18*	Offer Letter by and between the Registrant and Mark Anderson.					X
10.19*	Executive Chairman Agreement by and between the Registrant and Dean A. Stoecker.					X
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2020 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.

Date:	February 12, 2021	By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Mark Anderson and Kevin Rubin, and each of them, as his or her true and lawful attorneys-in-fact, proxies, and agents, each with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, proxies, and agents full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact, proxies, and agents, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Mark Anderson	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2021
Mark Anderson

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial and Accounting Officer)	February 12, 2021
Kevin Rubin

/s/ Dean A. Stoecker	Executive Chairman and Chairman of the Board of Directors	February 12, 2021
Dean A. Stoecker

/s/ Kimberly E. Alexy	Director	February 12, 2021
Kimberly E. Alexy

/s/ John Bellizzi	Director	February 12, 2021
John Bellizzi

/s/ Charles R. Cory	Director	February 12, 2021
Charles R. Cory

/s/ Jeffrey L. Horing	Director	February 12, 2021
Jeffrey L. Horing

/s/ Timothy I. Maudlin	Director	February 12, 2021
Timothy I. Maudlin

/s/ Eileen M. Schloss	Director	February 12, 2021
Eileen M. Schloss