Form 10-Q
period 2021-03-31
Alteryx, Inc.
filed 2021-05-05
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
On April 27, 2021, there were 59,220,728 shares of the registrant’s Class A common stock outstanding and 7,908,630 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2021

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “would,” “target,” or “project,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•the duration and impact of the novel coronavirus and the coronavirus disease, or COVID-19, pandemic;
•trends in revenue, cost of revenue, and gross margin;
•the successful transition and onboarding of our new chief executive officer, chief product officer and other senior management roles;
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
•our expectations for the Alteryx APA platform, Alteryx Connect, Alteryx Promote and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation;
•our ability to manage our product lifecycle, including the discontinuation of any of our products and the migration of those customers to other products that we offer;
•expansion of and within our customer base;
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
Although we believe that the expectations reflected in the forward-looking statements contained in this document are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including, but not limited to, the factors set forth in this Quarterly Report on Form 10-Q under Part II, Item 1A. Risk Factors. Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for us to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties, and assumptions, the forward-looking statements made in this Quarterly Report on Form 10-Q may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription-based software license	$43,358	$50,744
PCS and services	75,401	58,087
Total revenue	118,759	108,831
Cost of revenue:
Subscription-based software license	1,249	1,981
PCS and services	9,592	11,066
Total cost of revenue	10,841	13,047
Gross profit	107,918	95,784
Operating expenses:
Research and development	31,322	26,181
Sales and marketing	71,907	65,165
General and administrative	33,500	24,543
Total operating expenses	136,729	115,889
Loss from operations	(28,811)	(20,105)
Interest expense	(9,598)	(9,303)
Other expense, net	(1,254)	(2,462)
Loss before provision for (benefit of) income taxes	(39,663)	(31,870)
Provision for (benefit of) income taxes	993	(16,397)
Net loss	$(40,656)	$(15,473)
Net loss per share attributable to common stockholders, basic	$(0.61)	$(0.24)
Net loss per share attributable to common stockholders, diluted	$(0.61)	$(0.24)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	66,932	65,569
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	66,932	65,569
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(598)	1,243
Foreign currency translation adjustments	(662)	998
Other comprehensive income (loss), net of tax	(1,260)	2,241
Total comprehensive loss	$(41,916)	$(13,232)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$253,760	$171,891
Short-term investments	585,737	584,445
Accounts receivable, net	60,502	136,985
Prepaid expenses and other current assets	87,725	79,144
Total current assets	987,724	972,465
Property and equipment, net	43,914	40,645
Operating lease right-of-use assets	61,988	62,508
Long-term investments	192,330	265,800
Goodwill	37,040	37,070
Intangible assets, net	15,046	16,191
Other assets	77,705	70,616
Total assets	$1,415,747	$1,465,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,950	$5,340
Accrued payroll and payroll related liabilities	32,519	46,569
Accrued expenses and other current liabilities	31,642	34,987
Deferred revenue	95,260	108,664
Convertible senior notes, net	73,762	72,619
Total current liabilities	239,133	268,179
Convertible senior notes, net	664,350	657,501
Deferred revenue	3,354	3,806
Operating lease liabilities	52,277	53,860
Other liabilities	5,147	5,158
Total liabilities	964,261	988,504
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 59,067 and 58,634 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively; 500,000 Class B shares authorized, 8,004 and 8,108 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	505,636	489,025
Accumulated deficit	(51,404)	(10,748)
Accumulated other comprehensive loss	(2,753)	(1,493)
Total stockholders’ equity	451,486	476,791
Total liabilities and stockholders’ equity	$1,415,747	$1,465,295
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized loss on investments	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	143	—	(9,945)	—	—	(9,945)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	482	—	11,600	—	—	11,600
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(40,656)	$(15,473)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	3,683	2,760
Non-cash operating lease cost	3,022	1,757
Stock-based compensation	24,439	13,664
Amortization (accretion) of discounts and premiums on investments, net	1,324	(606)
Amortization of debt discount and issuance costs	7,992	7,675
Deferred income taxes	433	(16,628)
Other non-cash operating activities, net	153	7,509
Changes in operating assets and liabilities:
Accounts receivable	76,680	74,901
Deferred commissions	451	461
Prepaid expenses, other current assets, and other assets	(16,253)	(20,371)
Accounts payable	761	4,285
Accrued payroll and payroll related liabilities	(13,924)	(29,690)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(8,271)	(4,919)
Deferred revenue	(13,866)	(5,350)
Net cash provided by operating activities	25,968	19,975
Cash flows from investing activities:
Purchases of property and equipment	(5,643)	(4,976)
Purchases of investments	(144,701)	(313,611)
Sales and maturities of investments	214,955	116,691
Net cash provided by (used in) investing activities	64,611	(201,896)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,243	11,600
Minimum tax withholding paid on behalf of employees for restricted stock units	(13,071)	(9,945)
Other financing activity	—	(433)
Net cash provided by (used in) financing activities	(7,828)	1,222
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(207)	(1,228)
Net increase (decrease) in cash, cash equivalents and restricted cash	82,544	(181,927)
Cash, cash equivalents and restricted cash—beginning of period	173,665	411,424
Cash, cash equivalents and restricted cash—end of period	$256,209	$229,497
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$2,817
Cash paid for income taxes	$716	$529
Cash paid for amounts included in the measurement of operating lease liabilities	$3,447	$2,061
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$2,664	$3,167
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,624	$14,400
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
Basis of Presentation
Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2020 filed with the Securities and Exchange Commission, or SEC, on February 12, 2021. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
The operating results for the three months ended March 31, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
2. Significant Accounting Policies
There have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2020.
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
Due to the COVID-19 pandemic, there has been continued uncertainty and disruption in the global economy and financial markets. The extent of the impact of COVID-19 on our operational and financial performance will depend on certain developments, including the duration and spread of the pandemic and the impact on our customers, prospective customers, sales cycles, and employees as well as the availability, adoption, and efficacy of available vaccines, all of which are uncertain and cannot be predicted. We are not aware of any specific event or circumstance that would require an update to our estimates or assumptions or a revision of the carrying value of our assets or liabilities as of the date of this Quarterly Report on Form 10-Q. These estimates and assumptions may change as new events occur and additional information is obtained. As a result, actual results could differ materially from these estimates and assumptions.

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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intraperiod allocations and calculating income taxes in interim periods. The standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill, allocating taxes to members of a consolidated group, and the recognition of deferred tax liabilities for outside basis differences. We adopted ASU 2019-12 prospectively as of the reporting period beginning January 1, 2021. Adoption of this update did not have a material impact on our condensed consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance will be effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. Early adoption is permitted in the first interim period of a fiscal year. We currently account for our Notes (as defined and described in Note 7, Convertible Senior Notes) utilizing the cash conversion model. We intend to adopt this standard in the first quarter of 2022 and are currently evaluating the impact of adopting this guidance. We currently expect that the adoption will have a material impact on our condensed consolidated financial statements and related disclosures.
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Revenue by region:
United States	$77,237	$80,535
International	41,522	28,296
Total	$118,759	$108,831
Revenue attributable to the United Kingdom comprised 13.1% of the total revenue for the three months ended March 31, 2021. Other than the United Kingdom for the three months ended March 31, 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed and represents less than 5% of total revenue for all periods presented.

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
As of March 31, 2021, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $31.0 million is included in prepaid expenses and other current assets and $43.5 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2020, we had contract assets of $25.4 million included in prepaid expenses and other current assets and $37.2 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three months ended March 31, 2021 and 2020.
During the three months ended March 31, 2021 and 2020, we recognized $51.8 million and $38.1 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the three months ended March 31, 2021 and 2020 is presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Beginning balance	$51,186	$43,035
Additional deferred commissions	9,101	7,899
Amortization of deferred commissions	(9,558)	(8,331)
Effects of foreign currency translation	(102)	(747)
Ending balance	$50,627	$41,856
As of March 31, 2021 and 2020, $25.2 million and $17.9 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three months ended March 31, 2021 and 2020. There were no assets recognized related to the costs to fulfill contracts during each of the three months ended March 31, 2021 and 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2021, we had an aggregate transaction price of $452.6 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $412.0 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

4. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2021 and December 31, 2020 (in thousands):

	As of March 31, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$97,419	$—	$97,419	$97,419	$—	$—
Level 1:
Money market funds	$82,249	$—	$82,249	$82,249	$—	$—
Subtotal	$82,249	$—	$82,249	$82,249	$—	$—
Level 2:
Commercial paper	$201,966	$(5)	$201,961	$74,092	$127,869	$—
Certificates of deposit	5,095	1	5,096	—	1,595	3,501
U.S. Treasury and agency bonds	503,602	842	504,444	—	382,554	121,890
Corporate bonds	140,533	125	140,658	—	73,719	66,939
Subtotal	$851,196	$963	$852,159	$74,092	$585,737	$192,330
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,030,864	$963	$1,031,827	$253,760	$585,737	$192,330

	As of December 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$88,991	$—	$88,991	$88,991	$—	$—
Level 1:
Money market funds	$35,010	$—	$35,010	$35,010	$—	$—
Subtotal	$35,010	$—	$35,010	$35,010	$—	$—
Level 2:
Commercial paper	$161,124	$(8)	$161,116	$46,491	$114,625	$—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	554,860	1,220	556,080	1,399	358,822	195,859
Corporate bonds	177,790	349	178,139	—	108,198	69,941
Subtotal	$896,574	$1,561	$898,135	$47,890	$584,445	$265,800
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,020,575	$1,561	$1,022,136	$171,891	$584,445	$265,800
All long-term investments had maturities of between one and two years in duration as of March 31, 2021. Cash and cash equivalents, restricted cash, and investments held domestically were approximately $1.0 billion as of each of March 31, 2021 and December 31, 2020.
As of March 31, 2021, we had gross unrealized losses of less than $0.1 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of March 31, 2021.

Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2021, the fair value of our Notes was $902.7 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
5. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets for the three months ended March 31, 2021 (in thousands):

	Accounts Receivable Reserve	Contract Asset Reserve
Balance at December 31, 2020	$3,114	$2,438
Provision	371	574
Recoveries	(359)	(64)
Charge-offs	(148)	(8)
Balance at March 31, 2021	$2,978	$2,940
6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the three months ended March 31, 2021 was as follows (in thousands):

Goodwill as of December 31, 2020	$37,070
Effects of foreign currency translation	(30)
Goodwill as of March 31, 2021	$37,040
Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2021
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,634	$(729)	$905
Developed technology	5.7	21,790	(7,649)	14,141
		$23,424	$(8,378)	$15,046

	As of December 31, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,652	$(678)	$974
Developed technology	5.7	21,780	(6,563)	15,217
		$23,432	$(7,241)	$16,191

During the three months ended March 31, 2020, we recorded an impairment charge of $2.0 million related to certain developed technology assets, due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,082	$1,118
Sales and marketing	58	50
Total	$1,140	$1,168
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2021 (in thousands):

Remainder of 2021	$3,481
2022	4,620
2023	2,628
2024	1,952
2025	1,377
Thereafter	988
Total amortization expense	$15,046
7. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36
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

Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, in the case of the 2023 Notes, or May 1, 2024, or the 2024 Conversion Date, in the case of the 2024 Notes, or May 1, 2026, or the 2026 Conversion Date, in the case of the 2026 Notes, the respective Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the relevant maturity date. The applicable conversion rate is subject to customary adjustments for certain events as described in the applicable indenture between us and U.S. Bank National Association, as trustee, or, collectively, the Indentures. Upon conversion, the Notes may be settled in shares of our Class A common stock, cash or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the Notes with cash. During the years ended December 31, 2019 and 2020, a portion of the 2023 Notes were exchanged, as further discussed below.
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
For at least 20 trading days during the period of 30 consecutive trading days ending March 31, 2021, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending June 30, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2021. As of March 31, 2021, the if-converted value of the 2023 Notes exceeded its principal amount by $73.8 million. As of March 31, 2021, the 2024 & 2026 Notes were not currently convertible.
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
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three months ended March 31, 2021.
The Notes consisted of the following (in thousands):

	As of March 31, 2021			As of December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(10,986)	(54,487)	(81,163)	(12,129)	(58,148)	(84,351)
Net carrying amount	$73,762	$345,513	$318,837	$72,619	$341,852	$315,649

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,473	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2021	2020
Contractual interest expense	$1,606	$1,606
Amortization of debt issuance costs and discount	7,992	7,675
Total	$9,598	$9,281

8. Equity Awards
Stock Options
Stock option activity during the three months ended March 31, 2021 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	2,071	$60.22
Granted	178	94.86
Exercised	(84)	15.41
Canceled/forfeited	(128)	97.82
Options outstanding at March 31, 2021	2,037	$62.71
As of March 31, 2021, there was $37.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.2 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Three Months Ended March 31,
	2021	2020
Expected term (in years)	5.8	5.8
Estimated volatility	57%	43%
Risk-free interest rate	1%	1%
Estimated dividend yield	—%	—%
Weighted-average fair value	$49.08	$64.35
Restricted Stock Units
Restricted stock unit, or RSU, activity during the three months ended March 31, 2021 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	1,960	$105.04
Granted	1,153	86.56
Vested	(323)	94.73
Canceled/forfeited	(215)	98.32
RSUs outstanding at March 31, 2021	2,575	$98.62
As of March 31, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $216.3 million, which is expected to be recognized over a weighted-average period of 2.3 years.

We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cost of revenue	$1,108	$436
Research and development	6,325	3,627
Sales and marketing	7,045	5,149
General and administrative	9,961	4,452
Total	$24,439	$13,664
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
Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Operating lease cost	$3,876	$2,374
Short-term lease cost	25	546
Variable lease cost	1,153	674
Total lease cost	$5,054	$3,594
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2021 (in thousands):

Remainder of 2021	$11,860
2022	14,748
2023	12,907
2024	11,221
2025	10,551
2026	7,411
Thereafter	6,066
Total minimum lease payments	74,764
Less imputed interest	(9,704)
Present value of future minimum lease payments	65,060
Less current obligations under leases (1)	(12,783)
Long-term lease obligations	$52,277
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

In addition to the leases included on our condensed consolidated balance sheet as of March 31, 2021, we have three leases that have been executed but not yet commenced as of March 31, 2021 with lease terms that range from six to eight years. As of March 31, 2021, we have either not gained access to, not begun construction on, or are underway with construction, but do not have control of the underlying assets. We anticipate that these operating leases will commence during the next 12 months. We expect to pay approximately $56.7 million in minimum rent payments related to these leases, $15.3 million of which will be paid over the next 24 months.
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be available for occupancy in the fourth quarter 2021, at which point we will cease the use of our existing corporate headquarters. It is management’s current intent to sublease our existing headquarters. As of March 31, 2021, operating lease liabilities related to our existing corporate headquarters were approximately $11.7 million.
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
As of March 31, 2021 and December 31, 2020, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
As of the date of this filing, three putative securities class action lawsuits have been filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. On November 13, 2020, lead plaintiffs were appointed, or the Lead Plaintiffs, and the three cases were consolidated into one action, In re Alteryx, Inc. Securities Litigation, Case No. 8:20-cv-01540 (C.D. Cal). On January 28, 2021, a first amended complaint was filed asserting claims on behalf of persons and entities that purchased or otherwise acquired our securities between February 13, 2020 and August 7, 2020. Lead Plaintiffs allege that such persons and entities were harmed as a result of certain alleged false or misleading statements, or omissions, made by us and certain of our executive officers. On March 19, 2021, we filed a motion to dismiss the consolidated complaint, which is set to be heard on June 21, 2021. We intend to vigorously defend against these claims. Because of the early stages of these matters, we are unable to estimate a reasonably possible range of loss, if any, that may result from these matters.

11. Income Taxes
The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2021	2020
Provision for (benefit of) income taxes	$993	$(16,397)
Effective tax rate	2.5%	(51.4)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of March 31, 2021, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K deferred tax assets as of March 31, 2021.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the three months ended March 31, 2020 was primarily attributable to discrete tax benefits related to excess tax deductions from settled stock options and RSUs and tax benefits related to losses. Since we have a full valuation allowance against our U.S. and U.K. deferred tax assets as of March 31, 2021, we did not recognize benefits from excess tax deductions from settled stock options and RSUs or losses for the three months ended March 31, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact on our condensed consolidated financial statements for the three months ended March 31, 2021.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

12. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net loss attributable to common stockholders	$(40,656)	$(15,473)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	66,932	65,569
Effect of dilutive securities:
Convertible senior notes	—	—
Employee stock awards	—	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	66,932	65,569
Net loss per share attributable to common stockholders, basic	$(0.61)	$(0.24)
Net loss per share attributable to common stockholders, diluted	$(0.61)	$(0.24)
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2021	2020
Stock awards	4,197	4,146
Convertible senior notes	6,136	6,137
Total shares excluded from net loss per share	10,333	10,283
It is our current intent to settle the principal amount of each series of the Notes with cash and, therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion options on diluted net income per share. The conversion options may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the initial conversion price of the 2023 Notes and 2024 & 2026 Notes of $44.33 and $189.36 per share, respectively.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 12, 2021. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, including, but not limited to, risks and uncertainties related to the impact of the COVID-19 pandemic on our business. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.

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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, analytics, data science and process automation product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for managing, automating and governing processes and applications in a web-based environment, Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. In addition, Alteryx Analytics Gallery, our cloud-based collaboration offering, allows users to find ready-to-use template solutions to accelerate outcomes and share solutions and outcomes in a centralized repository, and Alteryx Community, our online user community, allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2021, we had over 7,200 customers in more than 90 countries, including over 770 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three months ended March 31, 2021 and 2020, respectively.
We employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we have also begun, where appropriate, to target and involve members of the customer’s senior management team to accelerate adoption within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical and business processes.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic or any resurgences of the pandemic locally or globally, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Since March 2020, as a result of the impact of the COVID-19 pandemic, we have experienced and may continue to experience changes in customer buying behavior, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. During this time, we also determined to make adjustments to certain sales strategies, including the realignment of our sales associates to certain market and customer opportunities and a reduction in our sales force in certain geographies and market segments.

To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide remain temporarily closed and many of our employees continue to work remotely full-time. As the administration of COVID-19 vaccine programs ramps up and cases decline, we continue to evaluate our plans to reopen our offices and resume business travel for our employees. However, our offices will not re-open until local authorities permit us to do so and our own criteria and conditions to ensure employee health and safety are satisfied, including social distancing and enhanced cleaning protocols. While we have developed plans for our employees to begin returning to their respective offices, we cannot predict when or how we will begin to lift the work-from-home requirements for geographic areas that continue to be significantly impacted by the pandemic or certain other actions taken as part of our business continuity plans, including travel restrictions. While the adjustments to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. Although the impact of the pandemic on the commercial real estate market is still evolving, the continued restrictions imposed by local authorities over the use of office space could impair our ability to find viable subtenants for our existing corporate headquarters, which could result in additional costs when we cease use of that space.
In response to the ongoing COVID-19 pandemic, we had implemented plans to manage our costs in 2020, including by limiting the addition of new employees and third-party contracted services, curtailing most travel expense except where critical to the business, and acting to limit discretionary spending. During the three months ended March 31, 2021, we resumed increased investment in administrative, operational, and financial resources to grow our operations, including through enhancements to our infrastructure and systems and recruiting new employees. We intend to continue these activities throughout 2021 based on our policies and public health guidance, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2020	2020	2020	2020	2021
Customers	6,443	6,714	6,955	7,083	7,214

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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2020	2020	2020	2020	2021
Dollar-based net expansion rate	128%	126%	124%	122%	120%

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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2020	2020	2020	2020	2021
Annual recurring revenue	$404.9	$432.3	$449.5	$492.6	$512.7

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Revenue:
Subscription-based software license	$43,358	$50,744
PCS and services	75,401	58,087
Total revenue	118,759	108,831
Cost of revenue:
Subscription-based software license	1,249	1,981
PCS and services	9,592	11,066
Total cost of revenue(1)	10,841	13,047
Gross profit	107,918	95,784
Operating expenses:
Research and development(1)	31,322	26,181
Sales and marketing(1)	71,907	65,165
General and administrative(1)	33,500	24,543
Total operating expenses	136,729	115,889
Loss from operations	(28,811)	(20,105)
Interest expense	(9,598)	(9,303)
Other expense, net	(1,254)	(2,462)
Loss before provision for (benefit of) income taxes	(39,663)	(31,870)
Provision for (benefit of) income taxes	993	(16,397)
Net loss	$(40,656)	$(15,473)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Cost of revenue	$1,108	$436
Research and development	6,325	3,627
Sales and marketing	7,045	5,149
General and administrative	9,961	4,452
Total	$24,439	$13,664

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2021	2020
Revenue:
Subscription-based software license	36.5%	46.6%
PCS and services	63.5	53.4
Total revenue	100.0	100.0
Cost of revenue:
Subscription-based software license	1.1	1.8
PCS and services	8.1	10.2
Total cost of revenue	9.2	12.0
Gross profit	90.8	88.0
Operating expenses:
Research and development	26.4	24.1
Sales and marketing	60.5	59.9
General and administrative	28.2	22.6
Total operating expenses	115.1	106.6
Loss from operations	(24.3)	(18.6)
Interest expense	(8.1)	(8.5)
Other expense, net	(1.1)	(2.3)
Loss on induced conversion and debt extinguishment	—	—
Loss before provision for (benefit of) income taxes	(33.5)	(29.4)
Provision for (benefit of) income taxes	0.8	(15.1)
Net loss	(34.3)%	(14.3)%

Comparison of the Three Months Ended March 31, 2021 and 2020
Revenue

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$43,358	$50,744	$(7,386)	(14.6)%
PCS and services	75,401	58,087	17,314	29.8
Total revenue	$118,759	$108,831	$9,928	9.1%
Subscription-based software license revenue decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a decrease in sales to new and existing customers and a decrease in average contract term length between periods as we sold fewer multi-year deals during the three months ended March 31, 2021 as compared to the three months ended March 31, 2020.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increase in PCS and service revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between March 31, 2020 and March 31, 2021. Our product pricing was not a significant driver of the increase in subscription-based software license or PCS and services revenue for the periods presented.

The disaggregation of revenue by region was as follows:

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
United States	$77,237	$80,535	$(3,298)	(4.1)%
International	41,522	28,296	13,226	46.7
Total revenue	$118,759	$108,831	$9,928	9.1%

Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,249	$1,981	$(732)	(37.0)%
PCS and services	9,592	11,066	(1,474)	(13.3)
Total cost of revenue	$10,841	$13,047	$(2,206)	(16.9)%
% of revenue	9.2%	12.0%
Gross margin	90.8%	88.0%
Cost of revenue decreased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to a $2.0 million non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology during the three months ended March 31, 2020.

As of March 31, 2021, we had 111 cost of revenue personnel as compared to 97 as of March 31, 2020.
Research and Development

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$31,322	$26,181	$5,141	19.6%
% of revenue	26.4%	24.1%
Research and development expense increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $4.9 million due to an increase in headcount. In addition, there was an increase in consulting and outsourced labor costs of $0.5 million to assist in certain development projects.
As of March 31, 2021, we had 394 research and development personnel as compared to 347 as of March 31, 2020.

Sales and Marketing

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$71,907	$65,165	$6,742	10.3%
% of revenue	60.5%	59.9%
Sales and marketing expense increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $1.0 million. The overall increase in employee-related costs was a result of the timing within the period and the market in which headcount was added or reduced as well as additional stock awards granted as part of our annual equity refresh program. The increase in employee-related costs includes the effect of a decrease in travel and entertainment expense of $5.2 million as a result of travel restrictions associated with the COVID-19 pandemic. The increase is also related to an increase of $3.8 million in marketing programs related to our virtual user conference occurring in May 2021 and other marketing programs, an increase in consulting and outsourced labor costs of $0.8 million related to go-to-market consulting and global campaign integration, and an increase of $0.7 million in information technology and overhead costs due to office expansion at our new leased facilities.
As of March 31, 2021, we had 720 sales and marketing personnel as compared to 787 as of March 31, 2020.
General and Administrative

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$33,500	$24,543	$8,957	36.5%
% of revenue	28.2%	22.6%
General and administrative expense increased for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $7.7 million due to an increase in headcount and additional stock awards granted to new hires and as part of our annual equity refresh program. In addition, there was an increase in consulting costs of $1.3 million primarily due to higher legal and accounting professional services fees incurred in the current year.
As of March 31, 2021, we had 273 general and administrative personnel as compared to 247 as of March 31, 2020.
Interest Expense

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,598)	$(9,303)	$(295)	3.2%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense fluctuation remained relatively flat year-over-year, with the slight increase in the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 related to the amortization of debt discount and issuance costs from the prior year increasing the carrying value of the Notes.

Other Expense, Net

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Other expense, net	$(1,254)	$(2,462)	$1,208	*

*	Not meaningful
Other expense, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The decrease in other expense, net for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily attributable to a decrease in losses on foreign currency remeasurement, offset by a decrease in investment income due to lower interest rates and a more conservative investment mix.
Provision for (Benefit of) Income Taxes

	Three Months Ended March 31,		Change
	2021	2020	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$993	$(16,397)	$17,390	*

*	Not meaningful
The change in the provision for (benefit of) income taxes for the three months ended March 31, 2021 as compared to the three months ended March 31, 2020 was primarily due to $11.1 million of discrete tax benefits related to excess tax deductions from exercised stock options and settled RSUs during the three months ended March 31, 2020 and $6.0 million of tax expense due to a valuation allowance against U.S. deferred tax assets for the three months ended March 31, 2021.
Liquidity and Capital Resources
We had $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities as of each of March 31, 2021 and December 31, 2020, respectively.
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

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$25,968	$19,975
Net cash provided by (used in) investing activities	64,611	(201,896)
Net cash provided by (used in) financing activities	(7,828)	1,222
Operating Activities
Net cash provided by operating activities was $26.0 million for the three months ended March 31, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $41.1 million and a change in operating assets and liabilities of $25.6 million, offset in part by a net loss of $40.7 million.
Net cash provided by operating activities was $20.0 million for the three months ended March 31, 2020. Net cash provided by operating activities primarily reflected net non-cash activity of $16.2 million and a change in operating assets and liabilities of $19.3 million, offset in part by a net loss of $15.5 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the three months ended March 31, 2020 and 2021 compared to the year ended December 31, 2019 and 2020, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability and deferred revenue balances and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2021 was $64.6 million, consisting of $70.2 million of sales and maturities of investments, net of purchases, offset in part by $5.6 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2020 was $201.9 million, consisting of $196.9 million of purchases of investments, net of maturities and sales, and $5.0 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2021 was $7.8 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $13.0 million, offset in part by proceeds from stock option exercises of $5.2 million.
Net cash provided by financing activities for the three months ended March 31, 2020 was $1.2 million, consisting primarily of proceeds from stock option exercises of $11.6 million, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements of $9.9 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSU settlements will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2021 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7, Convertible Senior Notes, Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of March 31, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
There have been no changes to our critical accounting policies disclosed in our Annual Report.
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

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $1.0 billion as of March 31, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2021 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of March 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2021 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II: OTHER INFORMATION
Item 1. Legal Proceedings.
For a description of our legal proceedings, see Note 10, Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which is incorporated by reference in response to this item.

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
•We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
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
The outbreak of the novel coronavirus and the COVID-19 disease that it causes continues to be a global pandemic. In light of the uncertain and evolving situation relating to the spread and resurgences of COVID-19 and its variants, we continue to take precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including maintaining the closure of most of our offices worldwide and pivoting to virtual customer, employee and industry events, which could negatively impact our business. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, including as a result of the availability, adoption, and efficacy of available vaccines, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, the COVID-19 pandemic may continue to disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy continue and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
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
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, and could result in additional business closures, layoffs or furloughs of, or reductions in the number of hours worked by, our and our customers’ employees, and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. Such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. The trading prices for our common stock and other technology companies have been highly volatile as a result of the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the spread of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic will have on our business. The impact on our business will continue to depend on future developments, including continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and results of operations.

Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions and public health guidance related to the COVID-19 pandemic, substantially all of our sales and professional services activities are being conducted remotely full-time. We have experienced since March 2020, and may continue to experience, changes in customer buying behavior as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of these changes in buying behavior or our remote sales and services activities on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.
We have grown rapidly and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. We employed 1,498 full-time employees as of March 31, 2021 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
Prior to the COVID-19 pandemic, we had invested or committed significant administrative, operational, and financial resources to growing our operations, including expanding into additional countries, enhancing our infrastructure and systems, and growing our talent base. The effects of the COVID-19 pandemic on us, the economy or our customers may continue even after vaccines are made widely available and organizations begin to resume normal operations and we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition. To implement our current sales strategy, we realigned our sales associates to certain market and customer opportunities and reduced our sales force in certain geographies and market segments and, as a result, a number of employees with institutional knowledge and expertise are no longer with the company. Any future furlough, layoff or other reduction in force may result in the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
In light of the COVID-19 pandemic, our global hiring and expansion plans temporarily ceased or significantly slowed in 2020. However, in 2021, we have expanded, and we expect to continue to expand, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
•expanding our channel partner ecosystem and our strategic alliances;
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
Although we generated net income in recent periods, we incurred a net loss in the three months ended March 31, 2021, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. These initiatives may be further delayed or re-evaluated if the COVID-19 pandemic continues even after vaccines are made widely available and organizations begin to resume normal operations, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. In 2017, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, and, in 2020, we announced Alteryx Analytics Hub, or AAH, and Alteryx Intelligence Suite, or AIS. Alteryx Designer remains our principal product and our additional products announced since 2017 have achieved varying degrees of success. We cannot be certain that any of these products will generate significant revenue in the future. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
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
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, mitigation and containment measures adopted by government authorities to contain the spread of the COVID-19 pandemic in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, could continue to limit our ability to establish and maintain relationships with new and existing customers. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
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
We also cannot be certain that we will be able to maintain successful relationships with any channel partners and, to the extent that our channel partners are unsuccessful in selling our platform, our ability to sell, and our channel partners’ willingness to sell, our platform and our business, operating results, and financial condition could be adversely affected. Our channel partners may offer customers the products and services of several different companies, including products and services that compete with our platform. Because our channel partners generally do not have an exclusive relationship with us, we cannot be certain that they will prioritize or provide adequate resources to selling our platform. Moreover, divergence in strategy by any of these channel partners may materially adversely affect our ability to develop, market, sell, or support our platform. We cannot assure you that our channel partners will continue to cooperate with us. Further, we rely on our channel partners to operate in accordance with the terms of their contractual agreements with us and any actions taken or omitted to be taken by such parties may adversely affect us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our platform and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of licenses sold through to our customers. If our channel partners do not comply with their contractual obligations to us or provide inaccurate information to us regarding their sales to customers, our business, operating results, and financial condition may be adversely affected.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. We invest heavily in the development and enhancement of new and existing products and services. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance.
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may periodically inform customers that certain products will no longer be sold or available and will no longer be supported or receive updates. To the extent these products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. For example, in 2021, we determined to discontinue the sale of AAH.
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
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than us. Competition in the self-service data analytics software market has increased and we expect competition to become more intense as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.

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
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown rapidly over the last several years, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic, nearly all of our employees have been working remotely full-time, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. Any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our employees, which could negatively impact our ability to attract and retain our employees and maintain our corporate culture. Further, as the economy begins to recover from the impact of COVID-19 and organizations begin to resume normal operations, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business, financial position, and operating results could be adversely impacted.
The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services and infrastructure. We must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017 and the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic in March 2020, and we are continuing to evaluate the impact of these tax laws as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. A central theme of the OECD’s BEPS recommendations is increased transparency and reporting regarding business models, legal entity structures and transfer pricing policies used by multinationals. The OECD has recommended that multinationals be required to provide a single global country-by-country report and a single global master file detailing information about their operations in every jurisdiction where they operate. The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. Some countries have incorporated the BEPS proposals into their laws and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of its customer’s location than do traditional “arm’s length” income sourcing provisions.
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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. In addition, because of the COVID-19 pandemic, we have not been able to hire as quickly as initially planned and we may continue to see delays in hiring. It may also be more challenging to entice qualified personnel to leave their current positions to join us. As we resume our hiring at a rate similar to before the COVID-19 pandemic, we may incur significant costs to attract and retain highly skilled personnel. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to achieve target productivity levels. In addition, due to the COVID-19 pandemic, many of our employees are temporarily working remotely full-time, which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted.
As we continue to enter new geographies, we will need to attract, hire, and retain skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. Attracting and hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, as we continue to grow rapidly, a large percentage of our talent will be new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively. If we are unable to hire and retain suitably qualified individuals who are capable of meeting our growing technical, operational, and managerial requirements and our productivity expectations, on a timely basis or at all, our business may be adversely affected.
To date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and sustain profitability, we must, and we intend to, increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization changes may result in reduced productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.
Employee turnover rates have increased during the COVID-19 pandemic and may continue to be elevated. We may also face integration challenges as we continue to seek to aggressively expand our talent base and as our management team continues to develop its strategic corporate and product vision. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, if the software engineers are unable to timely contribute to the development of our products and services, or if we are unable to resume hiring at our planned rates as the economy begins to recover from the impact of the COVID-19 pandemic, our rate of growth and business will be adversely affected. More generally, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.
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
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past quarterly operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
•the ongoing impact of the COVID-19 pandemic and the effectiveness of any cost mitigation strategies we have implemented or may implement, which may be offset by increased costs in other areas;
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
Our business is affected by seasonality. Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. The impact of seasonality is heightened on multi-year subscriptions where more revenue is recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later, and the remaining portion is recognized ratably over the life of the contract. Additionally, seasonal patterns may be affected by the timing of particularly large transactions. For example, we may achieve higher revenue growth in the first fiscal quarter than in the second fiscal quarter due to the effect of one or more large contracts that are entered into in the first fiscal quarter.
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
We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In December 2020, our former President and Chief Revenue Officer resigned, and his replacement as Chief Revenue Officer resigned in February 2021. In addition, over the last twelve months, we have added several new senior management employees, including a new Chief Product Officer in February 2021. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.
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
Social and ethical issues may result in reputational harm and liability.
Positions we take or may take on social and ethical issues may be unpopular with some of our employees, partners, or with our customers or potential customers, which may in the future impact our ability to attract or retain employees, partners or customers. Further, actions taken by our customers, including through the use or misuse of our products, may result in reputational harm or possible liability. Any such claims could cause reputational harm to our brand or result in liability.
Our disclosures on environmental, social, and governance (“ESG”) matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. During 2019 and 2020, we had an increase in the volume of multi-year deals, which has increased our exposure to credit risks due to the longer duration. Some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the COVID-19 pandemic, existing customers have attempted and may continue to attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these programs will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems during the COVID-19 pandemic, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, many of our employees are temporarily working remotely full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers, current and former employees and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that a recent update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. While we do not believe we were affected by this incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
Any of the above could adversely affect our business operations and financial condition. Further, because nearly all of our employees are currently working remotely full-time as a result of the COVID-19 pandemic, we increased infrastructure capacity in those areas where we anticipated increased demand. Any technology supply chain disruptions, whether as a result of the impact of the COVID-19 pandemic or otherwise, could also delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth and financial condition.
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
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve and various federal, state and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent EU data protection requirements, including mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain, and process information about them. In addition, the GDPR increases the scrutiny of transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances. The use of Standard Contractual Clauses for the transfer of personal data specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. The European Data Protection Board issued additional guidance regarding the Court of Justice’s decision on November 11, 2020, which imposes higher burdens on the use of data transfer mechanisms, such as the Standard Contractual Clauses, for cross-border data transfers. To comply with this guidance, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Further, the European Commission published new versions of the Standard Contractual Clauses for comment and is expected to finalize and implement the new Standard Contractual Clauses in early 2021.
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
In addition, the California Consumer Privacy Act, or CCPA, became effective on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020, along with related regulations which came into force on August 14, 2020. Additionally, although not effective until January 1, 2023, the California Privacy Rights Act, or CPRA, which expands upon the CCPA, was passed on November 3, 2020. The CCPA gives, and the CPRA will give, California residents expanded rights to access and require deletion of their personal data, opt out of certain personal data sharing, and receive detailed information about how their personal data is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. The CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal data, our financial condition, our operating results or prospects. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Changing definitions of personal data and information may also limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Also, some jurisdictions require that certain types of data be retained on servers within these jurisdictions. Our failure to comply with applicable laws, directives, and regulations may result in enforcement action against us, including fines, and damage to our reputation, any of which may have an adverse effect on our business and operating results.
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
From time to time, we have been subject to litigation. For example, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 10, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Additional actions alleging similar claims could be brought in the future. These proceedings all remain in the early stages and we intend to vigorously defend against these claims. In addition, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on Amazon Web Services a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, including the litigation relating to the alleged securities law violations, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our condensed consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Quarterly Report on Form 10-Q. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical and significant accounting policies and estimates used in preparing our condensed consolidated financial statements include those related to revenue recognition, convertible senior notes, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past and in the year ended December 31, 2020 have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017, or Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act was modified by the CARES Act. On June 29, 2020, California Senate Bill 85, or S.B. 85, was signed into law. S.B. 85 suspends NOL deductions in each of 2020, 2021 and 2022 when a taxpayer has more than $1 million of taxable income before the application of NOLs. S.B. 85 also limits tax credits to $5 million for each taxpayer for the same tax years to reduce their California income tax liability in 2020, 2021 and 2022, respectively. Both the NOL and credit provisions capped by the annual limits in 2020, 2021, or 2022 have an extended carryover period for each year the limit applies. Therefore, if we have more than $1 million of California taxable income in any of 2020, 2021 and 2022, the application of NOLs and credits would be limited by the new legislation.
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
The Notes (as defined in Note 7, Convertible Senior Notes, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
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
As a result of meeting certain conditional conversion criteria during the three months ended March 31, 2021, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending June 30, 2021. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of March 31, 2021.

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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through March 31, 2021. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic has led to increased shareholder activism and, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 10, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 67.1 million shares of our Class A and Class B common stock outstanding as of March 31, 2021. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of March 31, 2021, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in, and may continue to result in, travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we monitor the situation, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the extent of the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including but not limited to continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted.
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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the listing requirements of the New York Stock Exchange, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly and increased demand on our systems and resources.

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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
Date: May 4, 2021