Form 10-Q
period 2021-06-30
Alteryx, Inc.
filed 2021-08-04
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
On July 28, 2021, there were 59,481,720 shares of the registrant’s Class A common stock outstanding and 7,788,420 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2021

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
•the successful transition and onboarding of our new chief executive officer, chief product officer, chief revenue officer and other senior management roles;
•our investments in cloud infrastructure and the cost of third-party data center hosting fees;
•our ability to attract and retain personnel, particularly with respect to our direct sales force and software engineers;
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
•our efforts at incorporating a SaaS business model;
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription-based software license	$40,016	$34,646	$83,374	$85,390
PCS and services	80,054	61,587	155,455	119,674
Total revenue	120,070	96,233	238,829	205,064
Cost of revenue:
Subscription-based software license	1,226	946	2,475	2,927
PCS and services	11,704	8,689	21,296	19,755
Total cost of revenue	12,930	9,635	23,771	22,682
Gross profit	107,140	86,598	215,058	182,382
Operating expenses:
Research and development	30,866	23,256	62,188	49,437
Sales and marketing	77,656	57,941	149,563	123,106
General and administrative	33,666	23,195	67,166	47,738
Total operating expenses	142,188	104,392	278,917	220,281
Loss from operations	(35,048)	(17,794)	(63,859)	(37,899)
Interest expense	(9,635)	(9,496)	(19,233)	(18,799)
Other income, net	2,056	4,530	802	2,068
Loss before provision for (benefit of) income taxes	(42,627)	(22,760)	(82,290)	(54,630)
Provision for (benefit of) income taxes	813	12,533	1,806	(3,864)
Net loss	$(43,440)	$(35,293)	$(84,096)	$(50,766)
Net loss per share attributable to common stockholders, basic	$(0.65)	$(0.53)	$(1.25)	$(0.77)
Net loss per share attributable to common stockholders, diluted	$(0.65)	$(0.53)	$(1.25)	$(0.77)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	67,173	66,039	67,053	65,804
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	67,173	66,039	67,053	65,804
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(960)	1,817	(1,558)	3,060
Foreign currency translation adjustments	(240)	613	(902)	1,611
Other comprehensive income (loss), net of tax	(1,200)	2,430	(2,460)	4,671
Total comprehensive loss	$(44,640)	$(32,863)	$(86,556)	$(46,095)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$283,726	$171,891
Short-term investments	378,150	584,445
Accounts receivable, net	89,439	136,985
Prepaid expenses and other current assets	91,972	79,144
Total current assets	843,287	972,465
Property and equipment, net	50,147	40,645
Operating lease right-of-use assets	95,568	62,508
Long-term investments	349,316	265,800
Goodwill	37,037	37,070
Intangible assets, net	13,883	16,191
Other assets	82,271	70,616
Total assets	$1,471,509	$1,465,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,594	$5,340
Accrued payroll and payroll related liabilities	38,052	46,569
Accrued expenses and other current liabilities	39,413	34,987
Deferred revenue	113,041	108,664
Convertible senior notes, net	74,953	72,619
Total current liabilities	282,053	268,179
Convertible senior notes, net	671,479	657,501
Deferred revenue	4,871	3,806
Operating lease liabilities	75,277	53,860
Other liabilities	6,195	5,158
Total liabilities	1,039,875	988,504
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 59,430 and 58,634 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively; 500,000 Class B shares authorized, 7,788 and 8,108 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	530,424	489,025
Accumulated deficit	(94,844)	(10,748)
Accumulated other comprehensive loss	(3,953)	(1,493)
Total stockholders’ equity	431,634	476,791
Total liabilities and stockholders’ equity	$1,471,509	$1,465,295
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized loss on investments	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	98	—	(3,881)	—	—	(3,881)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	49	—	521	—	—	521
Stock-based compensation	—	—	28,148	—	—	28,148
Cumulative translation adjustment	—	—	—	—	(240)	(240)
Unrealized loss on investments	—	—	—	—	(960)	(960)
Net loss	—	—	—	(43,440)	—	(43,440)
Balances at June 30, 2021	67,218	$7	$530,424	$(94,844)	$(3,953)	$431,634
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	143	—	(9,945)	—	—	(9,945)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	482	—	11,600	—	—	11,600
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	92	—	(4,143)	—	—	(4,143)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	167		3,176	—	—	3,176
Stock-based compensation	—	—	16,923	—	—	16,923
Cumulative translation adjustment	—	—	—	—	613	613
Unrealized loss on investments, net of tax	—	—	—	—	1,817	1,817
Net loss	—	—	—	(35,293)	—	(35,293)
Balances at June 30, 2020	66,144	$7	$443,466	$(37,140)	$3,145	$409,478
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(84,096)	$(50,766)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,386	5,542
Non-cash operating lease cost	7,081	3,580
Stock-based compensation	52,226	30,587
Amortization (accretion) of discounts and premiums on investments, net	2,447	(609)
Amortization of debt discount and issuance costs	16,016	15,560
Deferred income taxes	875	(4,262)
Other non-cash operating activities, net	(1,155)	7,098
Changes in operating assets and liabilities:
Accounts receivable	47,801	60,176
Deferred commissions	277	382
Prepaid expenses, other current assets, and other assets	(29,501)	(29,874)
Accounts payable	9,149	2,482
Accrued payroll and payroll related liabilities	(8,587)	(24,153)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(9,566)	(10,125)
Deferred revenue	5,485	996
Net cash provided by operating activities	15,838	6,614
Cash flows from investing activities:
Purchases of property and equipment	(11,412)	(10,389)
Purchases of investments	(486,514)	(643,320)
Sales and maturities of investments	606,012	365,624
Net cash provided by (used in) investing activities	108,086	(288,085)
Cash flows from financing activities:
Proceeds from exercise of stock options	5,764	14,776
Minimum tax withholding paid on behalf of employees for restricted stock units	(16,952)	(14,088)
Other financing activity	—	(526)
Net cash provided by (used in) financing activities	(11,188)	162
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(226)	(463)
Net increase (decrease) in cash, cash equivalents and restricted cash	112,510	(281,772)
Cash, cash equivalents and restricted cash—beginning of period	173,665	411,424
Cash, cash equivalents and restricted cash—end of period	$286,175	$129,652
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,212	$3,029
Cash paid for income taxes	$1,303	$1,231
Cash paid for amounts included in the measurement of operating lease liabilities	$8,060	$4,677
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$3,774	$1,235
Right-of-use assets obtained in exchange for new operating lease liabilities	$40,294	$14,400
Reduction of right-of-use assets due to remeasurement	$(125)	$(5,948)
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
The operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue by region:
United States	$81,060	$65,969	$158,297	$146,504
International	39,010	30,264	80,532	58,560
Total	$120,070	$96,233	$238,829	$205,064
Revenue attributable to the United Kingdom comprised 10.1% and 10.4% of the total revenue for the three months ended June 30, 2021 and June 30, 2020, respectively. Revenue attributable to the United Kingdom comprised 11.6% of the total revenue for the six months ended June 30, 2021. Other than the United Kingdom for the aforementioned periods, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.

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
As of June 30, 2021, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $36.7 million is included in prepaid expenses and other current assets and $48.8 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2020, we had contract assets of $25.4 million included in prepaid expenses and other current assets and $37.2 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three and six months ended June 30, 2021 and 2020.
During the six months ended June 30, 2021 and 2020, we recognized $80.5 million and $59.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively. During the three months ended June 30, 2021 and 2020, we recognized $41.8 million and $33.6 million, respectively, of revenue related to amounts that were included in deferred revenue as of March 31, 2021 and 2020, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the six months ended June 30, 2021 and 2020 is presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Beginning balance	$51,186	$43,035
Additional deferred commissions	19,731	15,862
Amortization of deferred commissions	(19,988)	(16,077)
Effects of foreign currency translation	(60)	(681)
Ending balance	$50,869	$42,139
As of June 30, 2021 and 2020, $26.0 million and $19.0 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the six months ended June 30, 2021 and 2020. There were no assets recognized related to the costs to fulfill contracts during each of the six months ended June 30, 2021 and 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2021, we had an aggregate transaction price of $437.5 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $404.5 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

4. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2021 and December 31, 2020 (in thousands):

	As of June 30, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$76,464	$—	$76,464	$76,464	$—	$—
Level 1:
Money market funds	$200,263	$—	$200,263	$200,263	$—	$—
Subtotal	$200,263	$—	$200,263	$200,263	$—	$—
Level 2:
Commercial paper	$176,972	$7	$176,979	$5,999	$170,980	$—
Certificates of deposit	3,500	5	3,505	—	—	3,505
U.S. Treasury and agency bonds	400,155	45	400,200	—	147,309	252,891
Corporate bonds	153,835	(54)	153,781	1,000	59,861	92,920
Subtotal	$734,462	$3	$734,465	$6,999	$378,150	$349,316
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,011,189	$3	$1,011,192	$283,726	$378,150	$349,316

	As of December 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$88,991	$—	$88,991	$88,991	$—	$—
Level 1:
Money market funds	$35,010	$—	$35,010	$35,010	$—	$—
Subtotal	$35,010	$—	$35,010	$35,010	$—	$—
Level 2:
Commercial paper	$161,124	$(8)	$161,116	$46,491	$114,625	$—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	554,860	1,220	556,080	1,399	358,822	195,859
Corporate bonds	177,790	349	178,139	—	108,198	69,941
Subtotal	$896,574	$1,561	$898,135	$47,890	$584,445	$265,800
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,020,575	$1,561	$1,022,136	$171,891	$584,445	$265,800
All long-term investments had maturities of between one and two years in duration as of June 30, 2021.
As of June 30, 2021, we had gross unrealized losses of less than $0.2 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of June 30, 2021.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2021, the fair value of our Notes was $928.8 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

5. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets in our condensed consolidated balance sheets (in thousands):

	Accounts Receivable Reserve		Contract Asset Reserve
	Six Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Beginning Balance	$3,114	$2,662	$2,438	$205
Adoption of new accounting standard	—	—	—	609
Provision	605	985	470	1,686
Recoveries	(482)	(563)	(74)	(32)
Charge-offs	(260)	(414)	(31)	(138)
Ending Balance	$2,977	$2,670	$2,803	$2,330

6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2021 was as follows (in thousands):

Goodwill as of December 31, 2020	$37,070
Effects of foreign currency translation	(33)
Goodwill as of June 30, 2021	$37,037
Intangible assets consisted of the following (in thousands, except years):

	As of June 30, 2021
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,608	$(774)	$834
Developed technology	5.7	21,794	(8,745)	13,049
		$23,402	$(9,519)	$13,883

	As of December 31, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,652	$(678)	$974
Developed technology	5.7	21,780	(6,563)	15,217
		$23,432	$(7,241)	$16,191

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
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,094	$762	$2,176	$1,880
Sales and marketing	59	50	117	100
Total	$1,153	$812	$2,293	$1,980
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2021 (in thousands):

Remainder of 2021	$2,328
2022	4,617
2023	2,625
2024	1,949
2025	1,376
Thereafter	988
Total amortization expense	$13,883
7. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36
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
For at least 20 trading days during the period of 30 consecutive trading days ending June 30, 2021, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending September 30, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2021. As of June 30, 2021, the if-converted value of the 2023 Notes exceeded its principal amount by $79.7 million. As of June 30, 2021, the 2024 & 2026 Notes were not currently convertible.
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
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three and six months ended June 30, 2021.
The Notes consisted of the following (in thousands):

	As of June 30, 2021			As of December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(9,795)	(50,686)	(77,835)	(12,129)	(58,148)	(84,351)
Net carrying amount	$74,953	$349,314	$322,165	$72,619	$341,852	$315,649

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,473	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$1,606	$1,606	$3,212	$3,212
Amortization of debt issuance costs and discount	8,024	7,885	16,016	15,560
Total	$9,630	$9,491	$19,228	$18,772

8. Equity Awards
Stock Options
Stock option activity during the six months ended June 30, 2021 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	2,071	$60.22
Granted	303	87.52
Exercised	(133)	13.64
Canceled/forfeited	(156)	99.24
Options outstanding at June 30, 2021	2,085	$64.23
As of June 30, 2021, there was $36.5 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.1 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Six Months Ended June 30,
	2021	2020
Expected term (in years)	5.8	5.8
Estimated volatility	56%	43%
Risk-free interest rate	1%	1%
Estimated dividend yield	—%	—%
Weighted-average fair value	$45.20	$63.57
Restricted Stock Units
Restricted stock unit, or RSU, activity during the six months ended June 30, 2021 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	1,960	$105.04
Granted	1,768	84.33
Vested	(468)	86.86
Canceled/forfeited	(475)	99.01
RSUs outstanding at June 30, 2021	2,785	$95.98
As of June 30, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $216.0 million, which is expected to be recognized over a weighted-average period of 2.3 years.

We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Cost of revenue	$1,293	$597	$2,401	$1,033
Research and development	7,330	2,992	13,655	6,619
Sales and marketing	8,042	7,610	15,087	12,759
General and administrative	11,122	5,724	21,083	10,176
Total	$27,787	$16,923	$52,226	$30,587

9. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Illinois, Massachusetts, Michigan, New York and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Operating lease cost	$5,000	$2,470	$8,876	$4,844
Short-term lease cost	16	461	41	1,007
Variable lease cost	1,020	952	2,173	1,626
Total lease cost	$6,036	$3,883	$11,090	$7,477
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	As of
	June 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.4	5.7
Weighted-average discount rate	4.61%	5.03%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2021 (in thousands):

Remainder of 2021	$12,260
2022	20,621
2023	18,936
2024	17,432
2025	16,941
2026	13,677
Thereafter	7,009
Total minimum lease payments	106,876
Less imputed interest	(12,591)
Present value of future minimum lease payments	94,285
Less current obligations under leases (1)	(19,008)
Long-term lease obligations	$75,277
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
In addition to the leases included on our condensed consolidated balance sheet as of June 30, 2021, we have one lease that has been executed but not yet commenced as of June 30, 2021 with a lease term of eight years. As of June 30, 2021, we are underway with construction at this property but do not have control of the underlying asset. We anticipate that the operating lease will commence during the next 6 months. We expect to pay approximately $17.7 million in minimum rent payments related to this lease, $4.0 million of which will be paid over the next 24 months.
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be available for occupancy in the fourth quarter 2021, at which point we will cease the use of our existing corporate headquarters. It is management’s current intent to sublease our existing headquarters. As of June 30, 2021, operating lease liabilities related to our existing corporate headquarters were approximately $11.2 million.
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
As of June 30, 2021 and December 31, 2020, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
Litigation
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. Other than the matters described below, which were recently dismissed, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably.

As of the date of this filing, three putative securities class action lawsuits had been filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. On November 13, 2020, lead plaintiffs were appointed, or the Lead Plaintiffs, and the three cases were consolidated into one action, In re Alteryx, Inc. Securities Litigation, Case No. 8:20-cv-01540 (C.D. Cal). On January 28, 2021, a first amended complaint was filed asserting claims on behalf of persons and entities that purchased or otherwise acquired our securities between February 13, 2020 and August 7, 2020. Lead Plaintiffs allege that such persons and entities were harmed as a result of certain alleged false or misleading statements, or omissions, made by us and certain of our executive officers. On March 19, 2021, we filed a motion to dismiss the consolidated complaint, which the Court granted in its entirety on June 17, 2021. The Court entered final judgment in our favor on August 3, 2021.
11. Income Taxes
The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Provision for (benefit of) income taxes	$813	$12,533	$1,806	$(3,864)
Effective tax rate	1.9%	55.1%	2.2%	(7.1)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of June 30, 2021, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K deferred tax assets as of June 30, 2021.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the six months ended June 30, 2020 was primarily attributable to discrete tax benefits related to excess tax deductions from settled stock options and RSUs and tax benefits related to losses. Since we have a full valuation allowance against our U.S. and U.K. deferred tax assets as June 30, 2021, we did not recognize benefits from excess tax deductions from settled stock options and RSUs or losses for the three and six months ended June 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact on our condensed consolidated financial statements for the three and six months ended June 30, 2021.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

12. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss attributable to common stockholders	$(43,440)	$(35,293)	$(84,096)	$(50,766)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	67,173	66,039	67,053	65,804
Net loss per share attributable to common stockholders, basic and diluted	$(0.65)	$(0.53)	$(1.25)	$(0.77)
Since we were in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Stock awards	4,689	4,003	4,444	4,075
Convertible senior notes	6,136	6,137	6,136	6,137
Total shares excluded from net loss per share	10,825	10,140	10,580	10,212
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
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2021, we had over 7,400 customers in more than 90 countries, including 770 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and six months ended June 30, 2021 and 2020, respectively.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic has had or will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, any resurgences of the pandemic locally or globally, or the evolution and impact of COVID-19 variants, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these measures, for an indefinite period of time. Since March 2020, as a result of the impact of the COVID-19 pandemic, we have experienced and may continue to experience changes in customer buying behavior, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. During this time, we also determined to make adjustments to certain sales strategies, including the realignment of our sales associates to certain market and customer opportunities and a reduction in our sales force in certain geographies and market segments.
To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide have been closed since March 2020. During the three months ended June 30, 2021, as conditions have improved, vaccination rates have increased, and local authorities have permitted the opening of offices, we have begun to open most of our offices worldwide. The majority of our offices are currently open on a voluntary basis with various restrictions still in place, including with respect to social distancing and mask wearing, and with enhanced cleaning protocols. Although our offices have begun to open on a voluntary basis, most of our employees continue to work remotely either on a part-time or full-time basis and we are still developing plans on when and how to bring a larger portion of our workforce back to the office. We have also started reducing restrictions on domestic travel and have seen increases in travel in the three months ended June 30, 2021. International travel, however, remains heavily restricted. While the evolution of the processes and policies we have implemented to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. Although the impact of the pandemic on the commercial real estate market is still evolving, the increase in work-from-home arrangements and continued restrictions imposed by local authorities over the use of office space could impair our ability to find viable subtenants for our existing corporate headquarters, which could result in additional costs when we cease use of that space.
In response to the COVID-19 pandemic, we had implemented plans to manage our costs in 2020, including by limiting the addition of new employees and third-party contracted services, curtailing most travel expense except where critical to the business, and acting to limit discretionary spending. In 2021, we resumed increased investment in administrative, operational, and financial resources to grow our operations, including through enhancements to our infrastructure and systems and recruiting new employees. We intend to continue these activities throughout 2021, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy has significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels, and plan for and model future operating results. Our competitors could experience similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2020	2020	2020	2020	2021	2021
Customers	6,443	6,714	6,955	7,083	7,214	7,405

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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2020	2020	2020	2020	2021	2021
Dollar-based net expansion rate	128%	126%	124%	122%	120%	120%

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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2020	2020	2020	2020	2021	2021
Annual recurring revenue	$404.9	$432.3	$449.5	$492.6	$512.7	$547.6

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription-based software license	$40,016	$34,646	$83,374	$85,390
PCS and services	80,054	61,587	155,455	119,674
Total revenue	120,070	96,233	238,829	205,064
Cost of revenue:
Subscription-based software license	1,226	946	2,475	2,927
PCS and services	11,704	8,689	21,296	19,755
Total cost of revenue(1)	12,930	9,635	23,771	22,682
Gross profit	107,140	86,598	215,058	182,382
Operating expenses:
Research and development(1)	30,866	23,256	62,188	49,437
Sales and marketing(1)	77,656	57,941	149,563	123,106
General and administrative(1)	33,666	23,195	67,166	47,738
Total operating expenses	142,188	104,392	278,917	220,281
Loss from operations	(35,048)	(17,794)	(63,859)	(37,899)
Interest expense	(9,635)	(9,496)	(19,233)	(18,799)
Other income, net	2,056	4,530	802	2,068
Loss before provision for (benefit of) income taxes	(42,627)	(22,760)	(82,290)	(54,630)
Provision for (benefit of) income taxes	813	12,533	1,806	(3,864)
Net loss	$(43,440)	$(35,293)	$(84,096)	$(50,766)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,293	$597	$2,401	$1,033
Research and development	7,330	2,992	13,655	6,619
Sales and marketing	8,042	7,610	15,087	12,759
General and administrative	11,122	5,724	21,083	10,176
Total	$27,787	$16,923	$52,226	$30,587

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue:
Subscription-based software license	33.3%	36.0%	34.9%	41.6%
PCS and services	66.7	64.0	65.1	58.4
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.0	1.0	1.1	1.4
PCS and services	9.8	9.0	8.9	9.6
Total cost of revenue	10.8	10.0	10.0	11.0
Gross profit	89.2	90.0	90.0	89.0
Operating expenses:
Research and development	25.7	24.2	26.0	24.1
Sales and marketing	64.7	60.2	62.6	60.0
General and administrative	28.0	24.1	28.1	23.3
Total operating expenses	118.4	108.5	116.7	107.4
Loss from operations	(29.2)	(18.5)	(26.7)	(18.4)
Interest expense	(8.0)	(9.9)	(8.1)	(9.2)
Other income, net	1.7	4.7	0.3	1.0
Loss before provision for (benefit of) income taxes	(35.5)	(23.7)	(34.5)	(26.6)
Provision for (benefit of) income taxes	0.7	13.0	0.7	(1.9)
Net loss	(36.2)%	(36.7)%	(35.2)%	(24.7)%
Comparison of the Three and Six Months Ended June 30, 2021 and 2020
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$40,016	$34,646	$5,370	15.5%	$83,374	$85,390	$(2,016)	(2.4)%
PCS and services	80,054	61,587	18,467	30.0	155,455	119,674	35,781	29.9
Total revenue	$120,070	$96,233	$23,837	24.8%	$238,829	$205,064	$33,765	16.5%
Subscription-based software license revenue increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in sales to new and existing customers in the three months ended June 30, 2021 as compared to the three months ended June 30, 2020. Subscription-based software license revenue decreased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to a decrease in average contract term length between periods as we sold fewer multi-year deals during the six months ended June 30, 2021 as compared to the six months ended June 30, 2020.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increase in PCS and services revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between June 30, 2020 and June 30, 2021. Our product pricing was not a significant driver of the increase in subscription-based software license or PCS and services revenue for the periods presented.

The disaggregation of revenue by region was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
United States	$81,060	$65,969	$15,091	22.9%	$158,297	$146,504	$11,793	8.0%
International	39,010	30,264	8,746	28.9	80,532	58,560	21,972	37.5
Total revenue	$120,070	$96,233	$23,837	24.8%	$238,829	$205,064	$33,765	16.5%
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,226	$946	$280	29.6%	$2,475	$2,927	$(452)	(15.4)%
PCS and services	11,704	8,689	3,015	34.7	21,296	19,755	1,541	7.8
Total cost of revenue	$12,930	$9,635	$3,295	34.2%	$23,771	$22,682	$1,089	4.8%
% of revenue	10.8%	10.0%			10.0%	11.0%
Gross margin	89.2%	90.0%			90.0%	89.0%
Cost of revenue increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $2.3 million due to an increase in headcount as well as additional stock awards granted to new hires and as part of our annual equity refresh program. Additionally, there was an increase in consulting and contractor costs of $0.6 million due to increased use of subcontractors to provide enablement and training services to existing customers.
Cost of revenue increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $2.9 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our annual equity refresh program. This was partially offset by a decrease resulting from a $2.0 million non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology during the six months ended June 30, 2020.

As of June 30, 2021, we had 125 cost of revenue personnel as compared to 99 as of June 30, 2020.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$30,866	$23,256	$7,610	32.7%	$62,188	$49,437	$12,751	25.8%
% of revenue	25.7%	24.2%			26.0%	24.1%
Research and development expense increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $6.1 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our annual equity refresh program. In addition, there was an increase in consulting and outsourced labor costs of $1.1 million to assist in certain development projects, as well as higher information technology and overhead costs of $0.3 million related to software licenses and web services.

Research and development expense increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $10.9 million due to an increase in headcount. In addition, there was an increase in consulting and outsourced labor costs of $1.6 million to assist in certain development projects.
As of June 30, 2021, we had 408 research and development personnel as compared to 360 as of June 30, 2020.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$77,656	$57,941	$19,715	34.0%	$149,563	$123,106	$26,457	21.5%
% of revenue	64.7%	60.2%			62.6%	60.0%
Sales and marketing expense increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $6.9 million. The overall increase in employee-related costs was a result of the timing within the period and the market in which headcount was added or reduced, annual merit increases, and additional stock awards granted as part of our annual equity refresh program. Additionally, the increase in employee-related costs includes the effect of an increase in travel and entertainment expense of $0.8 million as a result of the easing of domestic travel restrictions associated with the COVID-19 pandemic. The increase is also due to an increase of $8.7 million in marketing programs, including our virtual user conference that occurred in May 2021 which had been cancelled in the prior year, our participation in brand awareness campaigns such as the sponsorship of McLaren Racing and other digital marketing programs, an increase of $2.1 million in information technology and overhead costs as a result of office expansion and fit outs, and an increase in consulting and outsourced labor costs of $1.8 million related to projects for go-to-market strategies and global campaign integration.
Sales and marketing expense increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $7.9 million. The overall increase in employee-related costs was a result of the timing within the period and the market in which headcount was added or reduced, annual merit increases, and additional stock awards granted as part of our annual equity refresh program. The increase is also related to higher marketing program costs of $12.5 million, including our virtual user conference that occurred in May 2021 which had been cancelled in the prior year, our participation in brand awareness campaigns such as the sponsorship of McLaren Racing and other digital marketing programs, an increase of $2.8 million in information technology and overhead costs as a result of office expansion and fit outs, and an increase in consulting and outsourced labor costs of $2.6 million related to projects for go-to-market strategies and global campaign integration.
As of June 30, 2021, we had 771 sales and marketing personnel as compared to 812 as of June 30, 2020.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$33,666	$23,195	$10,471	45.1%	$67,166	$47,738	$19,428	40.7%
% of revenue	28.0%	24.1%			28.1%	23.3%

General and administrative expense increased for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $8.6 million due to an increase in headcount and additional stock awards granted to new hires and as part of our annual equity refresh program. In addition, the increase was due to an increase in overhead costs of $1.1 million due to office expansion and fit outs, including our new corporate headquarters, as well as an increase in consulting and outsourced labor costs of $1.0 million primarily due to higher legal and accounting professional services fees and increased use of subcontractors in our human resources department.
General and administrative expense increased for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $16.4 million due to an increase in headcount and additional stock awards granted to new hires and as part of our annual equity refresh program. In addition, the increase was due to an increase in consulting and outsourced labor costs of $2.3 million primarily due to higher legal and accounting professional services fees and increased use of subcontractors in our human resources department, as well as an increase in overhead costs of $1.6 million due to office expansion and fit outs, including our new corporate headquarters.
As of June 30, 2021, we had 292 general and administrative personnel as compared to 244 as of June 30, 2020.
Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,635)	$(9,496)	$(139)	1.5%	$(19,233)	$(18,799)	$(434)	2%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense fluctuation remained relatively flat year-over-year, with the slight increase in the three and six months ended June 30, 2021 as compared to the three and six months ended June 30, 2020 related to the amortization of debt discount and issuance costs from the prior year increasing the carrying value of the Notes.
Other Income, Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Other income, net	$2,056	$4,530	$(2,474)	*	$802	$2,068	$(1,266)	*

*	Not meaningful
Other income, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The decrease in other income, net for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily related to a decrease in investment income of $2.5 million due to lower interest rates and a more conservative investment mix, as well as a decrease in gains in foreign currency remeasurement of $0.6 million.
The decrease in other income, net for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily related to a decrease in investment income of $5.8 million due to lower interest rates and a more conservative investment mix, which was partially offset by a decrease in losses in foreign currency remeasurement of $3.8 million.

Provision for (Benefit of) Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$813	$12,533	$(11,720)	*	$1,806	$(3,864)	$5,670	*

*	Not meaningful
The change in the provision for (benefit of) income taxes for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020 was primarily due to a discrete tax expense of $10.7 million related to the valuation allowance established against excess tax deductions from exercised stock options and settled RSUs during the three months ended June 30, 2020.
The change in the provision for (benefit of) income taxes for the six months ended June 30, 2021 as compared to the six months ended June 30, 2020 was primarily due to $4.7 million of tax expense due to a valuation allowance against U.S. deferred tax assets for the six months ended June 30, 2021.
Liquidity and Capital Resources
We had $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities as of each of June 30, 2021 and December 31, 2020, with $998.4 million and $1.0 billion, respectively, held domestically.
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
We also believe that our current financial resources will allow us to manage the ongoing impact anticipated as a result of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by the COVID-19 pandemic on our business are expected to evolve over time. Consequently, we will continue to evaluate our financial position in light of future developments. In addition to the uncertainties caused by the COVID-19 pandemic, our future capital requirements and the adequacy of available funds will depend on many factors, including the rate of our hiring, the rate of our revenue growth, the timing and extent of our spending on research and development efforts and other business initiatives, the expansion of our sales and marketing activities, the timing of new product and service introductions, market acceptance of our platform, and overall economic conditions.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$15,838	$6,614
Net cash provided by (used in) investing activities	108,086	(288,085)
Net cash provided by (used in) financing activities	(11,188)	162

Operating Activities
Net cash provided by operating activities was $15.8 million for the six months ended June 30, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $84.9 million and a change in operating assets and liabilities of $15.1 million, offset in part by a net loss of $84.1 million.
Net cash provided by operating activities was $6.6 million for the six months ended June 30, 2020. Net cash provided by operating activities primarily reflected net non-cash activity of $57.5 million, offset in part by a net loss of $50.8 million and a change in operating assets and liabilities of $0.1 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the six months ended June 30, 2020 and 2021 compared to the year ended December 31, 2019 and 2020, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2021 was $108.1 million, consisting of $119.5 million of sales and maturities of investments, net of purchases, offset in part by $11.4 million of purchases of property and equipment.
Net cash used in investing activities for the six months ended June 30, 2020 was $288.1 million, consisting of $277.7 million of purchases of investments, net of maturities and sales, and $10.4 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2021 was $11.2 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $17.0 million, offset in part by proceeds from stock option exercises of $5.8 million.
Net cash provided by financing activities for the six months ended June 30, 2020 was $0.2 million, consisting primarily of proceeds from stock option exercises of $14.8 million, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements and other financing activity of $14.6 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSU settlements will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the six months ended June 30, 2021 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7, Convertible Senior Notes, Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
Off-Balance Sheet Arrangements
As of June 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $1.0 billion as of June 30, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2021 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of June 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2021 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Risks Related to Our Business and Industry
•The outbreak of the COVID-19 pandemic around the world has impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
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

Risks Related to Our Business and Industry
The outbreak of the COVID-19 pandemic around the world has impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
The outbreak of the novel coronavirus and the COVID-19 disease that it causes continues to be a global pandemic. In light of the uncertain and evolving situation relating to the spread and resurgences of COVID-19 and its variants, we continue to take certain precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including a remote-friendly work environment and pivoting to virtual customer, employee and industry events, which could negatively impact our business. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, including as a result of the availability, adoption, and efficacy of available vaccines, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, the COVID-19 pandemic may continue to disrupt the operations of our customers and partners, particularly those located outside of the United States, for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy continue and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
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
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, and could result in additional business closures, layoffs or furloughs of, or reductions in the number of hours worked by, our and our customers’ employees, and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. Such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition and operating results. The trading prices for our common stock and other technology companies have been highly volatile during the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic has had or will have on our business. The impact on our business will continue to depend on future developments, including continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and results of operations.
Historically, a significant portion of our field sales and professional services have been conducted in person. Currently, as a result of the work and travel restrictions and public health guidance related to the COVID-19 pandemic, most of our sales and professional services activities continue to be conducted remotely full-time. We have experienced since March 2020, and may continue to experience, changes in customer buying behavior as a result of the impact of the COVID-19 pandemic, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of these changes in buying behavior or our remote sales and services activities on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers may attempt to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.
We have grown rapidly and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We have experienced rapid growth in a relatively short period of time. We employed 1,596 full-time employees as of June 30, 2021 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
During the first year of the COVID-19 pandemic, we temporarily ceased or considerably slowed significant investments in or commitments of administrative, operational, and financial resources to grow our operations, including by limiting expansion into additional countries, enhancements to our infrastructure and systems, and growth of our talent base. With vaccines now widely available in the United States and vaccine distribution beginning or accelerating internationally, organizations have begun to resume normal operations and we have resumed significant investments in these and other areas to grow our operations. In the event variants of COVID-19 or other resurgences of COVID-19 require us to resume reductions in investments and commitments of our resources, or if the effects of the COVID-19 pandemic on us, the economy or our customers continues despite vaccine availability, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition.
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
In 2021, we have resumed expanding, and we expect to continue to expand, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. We plan to continue to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. In addition, because of the COVID-19 pandemic, we were unable to hire as quickly as initially planned in 2020 and we may continue to see delays in hiring. It may also be more challenging to entice qualified personnel to leave their current positions to join us. As we resume our hiring at a rate similar to before the COVID-19 pandemic, we have incurred and anticipate that we will continue to incur significant costs to attract and retain highly skilled personnel. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand the business and products and achieve target productivity levels. In addition, due to the COVID-19 pandemic, many of our employees continue to temporarily work remotely full-time, which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted.
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

To date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue and sustain profitability, we must, and we intend to, increase the size of our direct sales force, both in the United States and internationally, to generate additional revenue from new and existing customers. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization or sales strategy changes may result in reduced productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.
Employee turnover rates have increased during the COVID-19 pandemic and may continue to be elevated. We may also face integration challenges as we continue to seek to aggressively expand our talent base and as our management team continues to develop its strategic corporate and product vision. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or increasing sales to our existing customer base, or if the software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business will be adversely affected. More generally, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.

We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in recent periods, we incurred a net loss in the three and six months ended June 30, 2021, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. While these initiatives have resumed in 2021, they may be further delayed or re-evaluated if the COVID-19 pandemic continues despite vaccines being widely available and organizations beginning to resume normal operations, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

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
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, mitigation and containment measures adopted by government authorities to contain the spread of the COVID-19 pandemic in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, have limited and could continue to limit our ability to establish and maintain relationships with new and existing customers. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
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
In addition to our direct sales force, we use partners such as technology alliances, solutions providers, strategic global system integrators, solution partners, and VARs to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. For example, we have established strategic alliances with global system integrators to target these and other specific market segments and technology alliances to integrate our products with the complementary products of our partners, and we intend to continue pursuing additional strategic and technology alliance relationships in the future. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected. Our business, operating results, financial condition, or cash flows could also be adversely affected if the anticipated benefits and value of our strategic alliance partnerships are not realized or are not realized in the timeframes anticipated.
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
Moreover, SaaS business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on-premise. In May 2021, we announced an Early Access Program for Designer Cloud, which offers early access to Alteryx Designer through an Internet browser. This offering and our continued steps toward incorporating a SaaS business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making a cloud-based product generally available that meets the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a SaaS business model into our operations, which could materially harm our business, operating results and gross margins.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while part of our platform is cloud-based, most of our platform is currently deployed on-premise. As we continue to take steps toward incorporating a SaaS business model into our operations, we will be required to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams. If we are unable to fully develop and make a cloud-based product generally available as quickly as may be demanded by the market, we may not be able to compete successfully against our competitors that have already deployed such products, and our business, operating results, and financial condition may be harmed.
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
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown rapidly over the last several years, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic, nearly all of our employees have been working remotely full-time, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. Any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our employees, which could negatively impact our ability to attract and retain our employees and maintain our corporate culture. Further, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
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
Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. In addition, as a result of the COVID-19 pandemic, many large enterprises reduced or delayed technology or other discretionary spending. If such reductions or delays continue, our operating results, financial condition and prospects may be materially and negatively impacted. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.
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
•natural disasters, acts of war, terrorism, or pandemics, including the COVID-19 pandemic;
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. The U.S. enacted significant tax reform in December 2017 and the Coronavirus Aid, Relief, and Economic Security Act in response to the COVID-19 pandemic in March 2020, and we are continuing to evaluate the impact of these tax laws as new guidance and regulations are published. In addition, the Organization for Economic Co-operation and Development, or OECD, issued final action items or proposals related to its initiative to combat base erosion and profit shifting, or BEPS. A central theme of the OECD’s BEPS recommendations is increased transparency and reporting regarding business models, legal entity structures and transfer pricing policies used by multinationals. The OECD has recommended that multinationals be required to provide a single global country-by-country report and a single global master file detailing information about their operations in every jurisdiction where they operate. The OECD urged its members to adopt the proposals to counteract the effects of taxpayers’ use of tax havens and preferential tax regimes globally. Some countries have incorporated the BEPS proposals into their laws and we expect other countries to follow suit, including the adoption of market-based, income sourcing provisions that assign a greater share of taxable income of a non-resident taxpayer to the country of its customer’s location than do traditional “arm’s length” income sourcing provisions. Recently, in the U.S., the Biden administration proposed to increase the U.S. corporate income tax rate from 21% to 28% and to increase U.S. taxation of international business operations and impose a global minimum tax. In addition, many countries in the European Union, a number of other countries, organizations such as the OECD and the U.S., have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. Some of these or other new rules could result in double taxation of our international earnings.
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
We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions or different product bundling that may result in significant changes to product pricing. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.
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
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate.
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
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In May 2021, our Board of Directors appointed a new Chief Revenue Officer. In addition, over the last twelve months, we have added several new senior management employees, including a new Chief Product Officer in February 2021. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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
Positions we may take (or choose not to take) on social and ethical issues may be unpopular with some of our employees, partners, or with our customers or potential customers, which may in the future impact our ability to attract or retain employees, partners or customers. Further, actions taken by our customers, including through the use or misuse of our products, may result in reputational harm or possible liability. Any such claims could cause reputational harm to our brand or result in liability.
Our disclosures on environmental, social, and governance, or ESG, matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. Our business may face increased scrutiny related to these activities, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.
We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. During 2019 and 2020, we had an increase in the volume of multi-year deals, which has increased our exposure to credit risks due to the longer duration. Some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the impacts of the COVID-19 pandemic, existing customers have attempted and may continue to attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. Although we have processes in place that are designed to monitor and mitigate these risks, we cannot guarantee these processes will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, many of our employees have been temporarily working remotely full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the recent COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers, current and former employees and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization’s environment. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that an update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. In July 2021, Kaseya Ltd., a managed service provider, notified its customers that its software management system had been compromised and, as a result, ransomware was introduced into the information technology infrastructures of certain of its customers, disabling their computers until a ransom payment was made. While we do not believe we were affected by either incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
Any of the above could adversely affect our business operations and financial condition. Further, because nearly all of our employees were working, and many continue to work, temporarily remotely full-time as a result of the COVID-19 pandemic, we increased infrastructure capacity in those areas where we anticipated increased demand. Any technology supply chain disruptions, whether as a result of the impact of the COVID-19 pandemic or otherwise, could also delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth and financial condition.
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
In a June 2016 referendum, the United Kingdom voted in favor of leaving the European Union, and in March 2017, the United Kingdom notified the European Union of its plan to leave the European Union, a process commonly referred to as “Brexit.” Brexit occurred on January 31, 2020 and continues to create political and economic uncertainty. For example, our U.K.-headquartered subsidiary co-develops and licenses our products to customers outside of North and South America, many of which are in the European Union. The transition period terminated on December 31, 2020 and on that date, the U.K. passed legislation giving effect to a Trade and Cooperation Agreement with the E.U. that the E.U. formally ratified in April 2021. Under the Trade and Cooperation Agreement, U.K. service suppliers no longer benefit from automatic access to the entire E.U. single market, U.K. goods no longer benefit from the free movement of goods and there is no longer the free movement of people between the U.K. and the E.U., resulting in our U.K. subsidiary losing access to the E.U. single market and to E.U. trade agreements with other jurisdictions. We may be required to move certain operations to other E.U. member states to maintain access to the E.U. single market and to E.U. trade deals, which could disrupt our business and our relationships with existing and prospective customers, partners, and employees.
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
Components of our business, including our platform, involve processing, storing, and transmitting personal data, which is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The amount of customer and employee personal data that we store through our platform, networks, and other systems, including personal data, is increasing and will change in scope and volume significantly as we move toward cloud-based and SaaS-based offerings. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. Any actual or perceived loss, improper retention or misuse of certain information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in enforcement action against us, including fines, imprisonment of company officials and public censure, claims for damages by customers and other affected individuals, damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving and changing definitions of personal data and personal information, within the European Union, the United States, and elsewhere, especially relating to the classification of internet protocol addresses, machine identification, location data, and other information, may limit or inhibit our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of data. Some jurisdictions further require that certain types of data be retained on servers within those jurisdictions, which could increase our compliance costs. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and adversely affect our business, financial condition, and operating results.
In the United States, for example, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. If we have access to protected health information through our platform in the future, we may be obligated to comply with certain privacy rules and data security requirements under HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data practices, any of which could have a material adverse effect on our business, operating results, and financial condition.
Various local, state, federal, and international laws, directives, and regulations apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws and regulations continue to evolve and various federal, state and foreign legislative or regulatory bodies may enact new or additional laws or regulations concerning privacy and data protection that could adversely impact our business. Complying with these varying requirements could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. Despite our efforts to attempt to comply with these varying requirements, a regulator may determine that we have not done so and subject us to fines and public censure, which could harm our business. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent EU data protection requirements, including mandating burdensome documentation requirements and granting certain privacy rights to individuals to control how companies collect, use, disclose, retain, and process information about them. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance changes, all of which may adversely affect our revenue and our business overall. In addition, the GDPR increases the scrutiny of transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating outright the EU-US Privacy Shield framework, which companies had generally relied upon for the transfer of data from the European Union to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances.
The use of Standard Contractual Clauses for the transfer of personal data specifically to the United States also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of the data transfer mechanisms must now be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals. Further, in June 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision in effect as of June 27, 2021. Under the Implementing Decision, we will have until December 27, 2022 to update any existing agreements, or any new agreements executed before September 27, 2021, that rely on Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how GDPR is applied in the U.K. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. From the beginning of 2021 (when the transitional period following Brexit expired), we have to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the U.K. and the European Union remains uncertain, for example how data transfers between the U.K. and the European Union and other jurisdictions will be treated and the role of the U.K.’s supervisory authority. The European Union issued a draft adequacy decision for personal information transfers from the EEA to the U.K. in February 2021. Although the European Data Protection Board, or EDPB, issued an opinion generally supportive of the draft adequacy decision, the EDPB urged further assessment of certain issues and continued monitoring of developments in U.K. law. If this adequacy decision is not passed by the European Union, it would require that companies implement protection measures, such as the Standard Contractual Clauses, for data transfers between the European Union and the U.K. These changes will lead to additional costs as we try to ensure compliance with new privacy legislation and will increase our overall risk exposure.
Several states have also enacted new data privacy laws. For example, California recently enacted legislation, the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures to California consumers, and afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions and additional regulations of the California Attorney General came into effect on August 14, 2020 and were most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The effects of the CCPA are significant and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Moreover, a new privacy law, the California Privacy Rights Act, or the CPRA, was recently approved by California voters in connection with the November 2020 election. The CPRA creates obligations relating to consumer data beginning on January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning July 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt-out of certain sales of personal information and expanded rights to access and require deletion of their personal information, opt out of certain personal information sharing, and receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and our operating results. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two additional states have recently passed personal information laws: the Colorado Privacy Act, which goes in effect on July 1, 2023, and Virginia’s Consumer Data Protection Act, which goes in effect on January 1, 2023.
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
From time to time, we have been subject to litigation. For example, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 10, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and were dismissed in June 2021. Additional actions alleging similar claims could be brought in the future. In addition, in December 2017 and January 2018, four putative consumer class action lawsuits were filed against us based upon claims we failed to properly secure on Amazon Web Services a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. The complaints asserted claims for violation of the Fair Credit Reporting Act, 15 U.S.C. §§ 1681 et seq. and state consumer-protection statutes, as well as claims for common law negligence. These actions were dismissed during 2018. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.

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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017, or Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act was modified by the CARES Act. On June 29, 2020, California Senate Bill 85, or S.B. 85, was signed into law. S.B. 85 suspends NOL deductions in each of 2020, 2021 and 2022 when a taxpayer has more than $1 million of taxable income before the application of NOLs. S.B. 85 also limits tax credits to $5 million for each taxpayer for the same tax years to reduce their California income tax liability in 2020, 2021 and 2022, respectively. Both the NOL and credit provisions capped by the annual limits in 2020, 2021, or 2022 have an extended carryover period for each year the limit applies. Therefore, if we have more than $1 million of California taxable income in any of 2020, 2021 and 2022, the application of NOLs and credits would be limited by the new legislation.

We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile over the last year as a result of the COVID-19 pandemic and other circumstances often unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. In addition, a recession, depression or other sustained adverse market event resulting from the impact of the COVID-19 pandemic could materially and adversely affect our business and the value of our common stock. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as responses to the COVID-19 pandemic, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
As a result of meeting certain conditional conversion criteria during the three months ended June 30, 2021, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending September 30, 2021. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of June 30, 2021.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through June 30, 2021. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic has led to increased shareholder activism and, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 10, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and were dismissed in June 2021. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.

Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 67.2 million shares of our Class A and Class B common stock outstanding as of June 30, 2021. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of June 30, 2021, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
As a result of the COVID-19 pandemic, and over the last decade, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with COVID-19, and could have a negative impact on our operating results, revenue and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
Date: August 3, 2021