Form 10-Q
period 2021-09-30
Alteryx, Inc.
filed 2021-11-03
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
On October 27, 2021, there were 59,690,434 shares of the registrant’s Class A common stock outstanding and 7,763,420 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2021

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
•the impact of foreign currency exchange rates;
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
•our expectations for the Alteryx APA platform, Alteryx Connect, Alteryx Promote and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation, including Designer Cloud and Alteryx Machine Learning;
•our efforts at incorporating a SaaS business model;
•our ability to manage our product lifecycle, including the discontinuation of any of our products or any acquired technology and the migration of those customers to other products that we offer;
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription-based software license	$37,477	$63,144	$120,851	$148,534
PCS and services	86,024	66,573	241,479	186,247
Total revenue	123,501	129,717	362,330	334,781
Cost of revenue:
Subscription-based software license	1,264	1,022	3,739	3,949
PCS and services	14,202	9,392	35,498	29,147
Total cost of revenue	15,466	10,414	39,237	33,096
Gross profit	108,035	119,303	323,093	301,685
Operating expenses:
Research and development	33,457	25,232	95,645	74,669
Sales and marketing	83,034	60,920	232,597	184,026
General and administrative	37,125	23,518	104,291	71,256
Total operating expenses	153,616	109,670	432,533	329,951
Income (Loss) from operations	(45,581)	9,633	(109,440)	(28,266)
Interest expense	(9,973)	(9,603)	(29,206)	(28,402)
Other income (expense), net	(2,363)	5,136	(1,561)	7,204
Income (Loss) before provision for (benefit of) income taxes	(57,917)	5,166	(140,207)	(49,464)
Provision for (benefit of) income taxes	122	809	1,928	(3,055)
Net income (loss)	$(58,039)	$4,357	$(142,135)	$(46,409)
Net income (loss) per share attributable to common stockholders, basic	$(0.86)	$0.07	$(2.12)	$(0.70)
Net income (loss) per share attributable to common stockholders, diluted	$(0.86)	$0.06	$(2.12)	$(0.70)
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	67,325	66,265	67,109	65,895
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	67,325	69,774	67,109	65,895
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(61)	(1,310)	(1,619)	1,750
Foreign currency translation adjustments	769	(1,250)	(133)	361
Other comprehensive income (loss), net of tax	708	(2,560)	(1,752)	2,111
Total comprehensive income (loss)	$(57,331)	$1,797	$(143,887)	$(44,298)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$184,523	$171,891
Short-term investments	411,922	584,445
Accounts receivable, net	72,686	136,985
Prepaid expenses and other current assets	98,734	79,144
Total current assets	767,865	972,465
Property and equipment, net	58,460	40,645
Operating lease right-of-use assets	107,674	62,508
Long-term investments	413,806	265,800
Goodwill	36,968	37,070
Intangible assets, net	12,676	16,191
Other assets	76,338	70,616
Total assets	$1,473,787	$1,465,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,365	$5,340
Accrued payroll and payroll related liabilities	39,882	46,569
Accrued expenses and other current liabilities	43,060	34,987
Deferred revenue	117,986	108,664
Convertible senior notes, net	76,166	72,619
Total current liabilities	289,459	268,179
Convertible senior notes, net	678,701	657,501
Deferred revenue	4,527	3,806
Operating lease liabilities	82,972	53,860
Other liabilities	8,801	5,158
Total liabilities	1,064,460	988,504
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 59,597 and 58,634 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively; 500,000 Class B shares authorized, 7,788 and 8,108 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	565,448	489,025
Accumulated deficit	(152,883)	(10,748)
Accumulated other comprehensive loss	(3,245)	(1,493)
Total stockholders’ equity	409,327	476,791
Total liabilities and stockholders’ equity	$1,473,787	$1,465,295
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized loss on investments	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	98	—	(3,881)	—	—	(3,881)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	49	—	521	—	—	521
Stock-based compensation	—	—	28,148	—	—	28,148
Cumulative translation adjustment	—	—	—	—	(240)	(240)
Unrealized loss on investments	—	—	—	—	(960)	(960)
Net loss	—	—	—	(43,440)	—	(43,440)
Balances at June 30, 2021	67,218	$7	$530,424	$(94,844)	$(3,953)	$431,634
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	72	—	(2,942)	—	—	(2,942)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	95	—	4,502	—	—	4,502
Stock-based compensation	—	—	33,464	—	—	33,464
Cumulative translation adjustment	—	—	—	—	769	769
Unrealized loss on investments	—	—	—	—	(61)	(61)
Net loss	—	—	—	(58,039)	—	(58,039)
Balances at September 30, 2021	67,385	$7	$565,448	$(152,883)	$(3,245)	$409,327
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	143	—	(9,945)	—	—	(9,945)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	482	—	11,600	—	—	11,600
Stock-based compensation	—	—	13,664	—	—	13,664
Cumulative translation adjustment	—	—	—	—	998	998
Unrealized gain on investments	—	—	—	—	1,243	1,243
Net loss	—	—	—	(15,473)	—	(15,473)
Balances at March 31, 2020	65,885	$7	$427,510	$(1,847)	$715	$426,385
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	92	—	(4,143)	—	—	(4,143)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	167	—	3,176	—	—	3,176
Stock-based compensation	—	—	16,923	—	—	16,923
Cumulative translation adjustment	—	—	—	—	613	613
Unrealized loss on investments, net of tax	—	—	—	—	1,817	1,817
Net loss	—	—	—	(35,293)	—	(35,293)
Balances at June 30, 2020	66,144	$7	$443,466	$(37,140)	$3,145	$409,478
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	23	—	(1,807)	—	—	(1,807)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	376	—	5,726	—	—	5,726
Conversion on 2023 Notes, net of tax	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	20,697	—	—	20,697
Cumulative translation adjustment	—	—	—	—	(1,250)	(1,250)
Unrealized loss on investments, net of tax	—	—	—	—	(1,310)	(1,310)
Net income	—	—	—	4,357	—	4,357
Balances at September 30, 2020	66,543	$7	$468,081	$(32,783)	$585	$435,890
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(142,135)	$(46,409)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	11,588	8,425
Non-cash operating lease cost	11,625	5,594
Stock-based compensation	85,556	51,284
Amortization (accretion) of discounts and premiums on investments, net	3,562	(83)
Amortization of debt discount and issuance costs	24,379	23,553
Deferred income taxes	224	(4,266)
Other non-cash operating activities, net	590	4,923
Changes in operating assets and liabilities:
Accounts receivable	64,126	67,148
Deferred commissions	(52)	(1,283)
Prepaid expenses, other current assets, and other assets	(30,172)	(45,807)
Accounts payable	5,058	(3,056)
Accrued payroll and payroll related liabilities	(6,896)	(20,507)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(13,941)	(11,085)
Deferred revenue	10,831	(12,138)
Net cash provided by operating activities	24,343	16,293
Cash flows from investing activities:
Purchases of property and equipment	(20,627)	(14,257)
Purchases of investments	(765,140)	(884,063)
Sales and maturities of investments	785,211	564,274
Net cash used in investing activities	(556)	(334,046)
Cash flows from financing activities:
Proceeds from exercise of stock options	10,266	20,502
Minimum tax withholding paid on behalf of employees for restricted stock units	(19,894)	(15,895)
Other financing activity	—	(538)
Net cash provided by (used in) financing activities	(9,628)	4,069
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(1,002)	(311)
Net increase (decrease) in cash, cash equivalents and restricted cash	13,157	(313,995)
Cash, cash equivalents and restricted cash—beginning of period	173,665	411,424
Cash, cash equivalents and restricted cash—end of period	$186,822	$97,429
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,212	$6,029
Cash paid for income taxes	$1,710	$1,788
Cash paid for amounts included in the measurement of operating lease liabilities	$13,356	$7,177
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$5,508	$5,316
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,179	$34,915
Reduction of right-of-use assets due to remeasurement	$(122)	$(5,948)
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
The operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results expected for the full year ending December 31, 2021.
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
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by region:
United States	$81,813	$81,065	$240,110	$227,569
International	41,688	48,652	122,220	107,212
Total	$123,501	$129,717	$362,330	$334,781
Revenue attributable to the United Kingdom comprised 10.8% of the total revenue for the nine months ended September 30, 2021. Other than the United Kingdom for the nine months ended September 30, 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and a research and development center in Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
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
As of September 30, 2021, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $47.9 million is included in prepaid expenses and other current assets and $40.4 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2020, we had contract assets of $25.4 million included in prepaid expenses and other current assets and $37.2 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three and nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021 and 2020, we recognized $99.7 million and $76.0 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2020 and 2019, respectively. During the three months ended September 30, 2021 and 2020, we recognized $50.1 million and $47.0 million, respectively, of revenue related to amounts that were included in deferred revenue as of June 30, 2021 and 2020, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the nine months ended September 30, 2021 and 2020 is presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Beginning balance	$51,186	$43,035
Additional deferred commissions(1)	32,984	26,821
Amortization of deferred commissions(2)	(30,853)	(25,470)
Effects of foreign currency translation	(432)	(97)
Ending balance	$52,885	$44,289
(1) Of the amount of additional commissions earned during the nine months ended September 30, 2021, $2.6 million is anticipated to be paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022.
(2) Of the amount amortized from deferred commissions through September 30, 2021, $0.5 million is anticipated to be paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022.
As of September 30, 2021 and 2020, $26.9 million and $21.1 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the nine months ended September 30, 2021 and 2020. There were no assets recognized related to the costs to fulfill contracts during each of the nine months ended September 30, 2021 and 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2021, we had an aggregate transaction price of $412.0 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $388.5 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

4. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2021 and December 31, 2020 (in thousands):

	As of September 30, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$75,073	$—	$75,073	$75,073	$—	$—
Level 1:
Money market funds	$79,454	$—	$79,454	$79,454	$—	$—
Subtotal	$79,454	$—	$79,454	$79,454	$—	$—
Level 2:
Commercial paper	$248,711	$7	$248,718	$29,996	$218,722	$—
Certificates of deposit	3,500	8	3,508	—	—	3,508
U.S. Treasury and agency bonds	452,787	(3)	452,784	—	121,858	330,926
Corporate bonds	150,785	(71)	150,714	—	71,342	79,372
Subtotal	$855,783	$(59)	$855,724	$29,996	$411,922	$413,806
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,010,310	$(59)	$1,010,251	$184,523	$411,922	$413,806

	As of December 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$88,991	$—	$88,991	$88,991	$—	$—
Level 1:
Money market funds	$35,010	$—	$35,010	$35,010	$—	$—
Subtotal	$35,010	$—	$35,010	$35,010	$—	$—
Level 2:
Commercial paper	$161,124	$(8)	$161,116	$46,491	$114,625	$—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	554,860	1,220	556,080	1,399	358,822	195,859
Corporate bonds	177,790	349	178,139	—	108,198	69,941
Subtotal	$896,574	$1,561	$898,135	$47,890	$584,445	$265,800
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,020,575	$1,561	$1,022,136	$171,891	$584,445	$265,800
All long-term investments had maturities of between one and two years in duration as of September 30, 2021.
As of September 30, 2021, we had gross unrealized losses of $0.2 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of September 30, 2021.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2021, the fair value of our Notes was $892.1 million. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

5. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowances applied to accounts receivable and contract assets in our condensed consolidated balance sheets (in thousands):

	Accounts Receivable Reserve		Contract Asset Reserve
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Beginning Balance	$3,114	$2,662	$2,438	$205
Adoption of new accounting standard	—	—	—	609
Provision	669	1,600	(539)	1,832
Recoveries	(611)	(613)	(49)	(32)
Charge-offs	(530)	(721)	(59)	(67)
Ending Balance	$2,642	$2,928	$1,791	$2,547

6. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2021 was as follows (in thousands):

Goodwill as of December 31, 2020	$37,070
Effects of foreign currency translation	(102)
Goodwill as of September 30, 2021	$36,968
Intangible assets consisted of the following (in thousands, except years):

	As of September 30, 2021
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,544	$(799)	$745
Developed technology	5.7	21,764	(9,833)	11,931
		$23,308	$(10,632)	$12,676

	As of December 31, 2020
	Weighted- Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	7.0	$1,652	$(678)	$974
Developed technology	5.7	21,780	(6,563)	15,217
		$23,432	$(7,241)	$16,191

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
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,106	$773	$3,282	$2,653
Sales and marketing	56	56	173	156
Total	$1,162	$829	$3,455	$2,809
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2021 (in thousands):

Remainder of 2021	$1,161
2022	4,604
2023	2,612
2024	1,936
2025	1,375
Thereafter	988
Total amortization expense	$12,676
7. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36
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
For at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2021, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending December 31, 2021 and were classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2021. As of September 30, 2021, the if-converted value of the 2023 Notes exceeded its principal amount by $55.0 million. As of September 30, 2021, the 2024 & 2026 Notes were not currently convertible.
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
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three and nine months ended September 30, 2021.
The Notes consisted of the following (in thousands):

	As of September 30, 2021			As of December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(8,582)	(46,838)	(74,461)	(12,129)	(58,148)	(84,351)
Net carrying amount	$76,166	$353,162	$325,539	$72,619	$341,852	$315,649

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,473	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Contractual interest expense	$1,606	$1,606	$4,818	$4,818
Amortization of debt issuance costs and discount	8,363	7,992	24,379	23,552
Total	$9,969	$9,598	$29,197	$28,370

8. Equity Awards
Stock Options
Stock option activity during the nine months ended September 30, 2021 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2020	2,071	$60.22
Granted	303	87.52
Exercised	(179)	19.25
Canceled/forfeited	(164)	99.79
Options outstanding at September 30, 2021	2,031	$64.73
As of September 30, 2021, there was $31.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 2.0 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan for each of the periods indicated:

	Nine Months Ended September 30,
	2021	2020
Expected term (in years)	5.8	5.8
Estimated volatility	56%	44%
Risk-free interest rate	1%	1%
Estimated dividend yield	—%	—%
Weighted-average fair value	$45.20	$61.64
Restricted Stock Units
Restricted stock unit, or RSU, activity during the nine months ended September 30, 2021 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2020	1,960	$105.04
Granted	2,812	80.24
Vested	(576)	94.06
Canceled/forfeited	(616)	97.92
RSUs outstanding at September 30, 2021	3,580	$88.57
As of September 30, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $252.7 million, which is expected to be recognized over a weighted-average period of 2.3 years.

We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenue	$1,818	$714	$4,219	$1,747
Research and development	8,258	5,796	21,913	12,415
Sales and marketing	11,018	7,674	26,105	20,433
General and administrative	12,236	6,513	33,319	16,689
Total	$33,330	$20,697	$85,556	$51,284

9. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, Michigan, New York and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Operating lease cost	$5,557	$2,657	$14,433	$7,501
Short-term lease cost	13	253	54	1,260
Variable lease cost	1,244	1,084	3,417	2,710
Total lease cost	$6,814	$3,994	$17,904	$11,471
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	As of
	September 30, 2021	December 31, 2020
Weighted-average remaining lease term (in years)	5.5	5.7
Weighted-average discount rate	4.57%	5.03%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2021 (in thousands):

Remainder of 2021	$8,642
2022	22,510
2023	20,924
2024	19,516
2025	19,104
2026	15,913
Thereafter	11,918
Total minimum lease payments	118,527
Less imputed interest	(13,878)
Present value of future minimum lease payments	104,649
Less current obligations under leases (1)	(21,677)
Long-term lease obligations	$82,972
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. We currently expect that the new leased facility will be available for occupancy in the first quarter of 2022, at which point we will cease use of our existing corporate headquarters. It is management’s current intent to sublease our existing headquarters. As of September 30, 2021, operating lease liabilities related to our existing corporate headquarters were approximately $10.7 million.
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
As of September 30, 2021 and December 31, 2020, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
In 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. On November 13, 2020, lead plaintiffs were appointed, or the Lead Plaintiffs, and the three cases were consolidated into one action, In re Alteryx, Inc. Securities

Litigation, Case No. 8:20-cv-01540 (C.D. Cal). On January 28, 2021, a first amended complaint was filed asserting claims on behalf of persons and entities that purchased or otherwise acquired our securities between February 13, 2020 and August 7, 2020. Lead Plaintiffs allege that such persons and entities were harmed as a result of certain alleged false or misleading statements, or omissions, made by us and certain of our executive officers. On March 19, 2021, we filed a motion to dismiss the consolidated complaint, which the Court granted in its entirety on June 17, 2021. The Court entered final judgment in our favor on August 3, 2021.
11. Income Taxes
The following table presents details of the provision for (benefit of) income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Provision for (benefit of) income taxes	$122	$809	$1,928	$(3,055)
Effective tax rate	0.2%	(15.7)%	1.4%	(6.2)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of September 30, 2021, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K deferred tax assets as of September 30, 2021.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The benefit of income taxes for the nine months ended September 30, 2020 was primarily attributable to discrete tax benefits related to excess tax deductions from settled stock options and RSUs and tax benefits related to losses. Since we have a full valuation allowance against our U.S. and U.K. deferred tax assets as September 30, 2021, we did not recognize benefits from excess tax deductions from settled stock options and RSUs or losses for the three and nine months ended September 30, 2021.
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have an impact on our condensed consolidated financial statements for the three and nine months ended September 30, 2021.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

12. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to common stockholders	$(58,039)	$4,357	$(142,135)	$(46,409)
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	67,325	66,265	67,109	65,895
Effect of dilutive securities:
Convertible senior notes	—	1,289	—	—
Employee stock awards	—	2,220	—	—
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	67,325	69,774	67,109	65,895
Net income (loss) per share attributable to common stockholders, basic	$(0.86)	$0.07	$(2.12)	$(0.70)
Net income (loss) per share attributable to common stockholders, diluted	$(0.86)	$0.06	$(2.12)	$(0.70)
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Stock awards	5,079	313	4,658	4,043
Convertible senior notes	6,137	4,225	6,137	6,137
Total shares excluded from net income (loss) per share	11,216	4,538	10,795	10,180
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

13. Subsequent Events
On October 6, 2021, we acquired 100% of the outstanding equity of Hyper Anna Pty. Ltd., an Australian proprietary company, or Hyper Anna, pursuant to an Agreement for the Sale and Purchase of Shares, or Purchase Agreement, dated as of October 6, 2021. The aggregate consideration payable in exchange for all of the outstanding equity interests of Hyper Anna was approximately $25.0 million in cash, subject to customary adjustments set forth in the Purchase Agreement. In addition to the purchase price, we entered into share-based compensation and cash retention agreements with certain employees of Hyper Anna, with a value of up to $16.0 million in the aggregate. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.
On October 21, 2021, we acquired 100% of the outstanding equity of Lore IO, Inc., or Lore IO, pursuant to an Agreement and Plan of Merger, or Merger Agreement, dated as of October 18, 2021. The aggregate consideration payable in exchange for all of the outstanding equity interests of Lore IO was approximately $10.0 million in cash, subject to customary adjustments set forth in the Merger Agreement. In addition to the purchase price, we entered into share-based compensation and cash retention agreements with the employees of Lore IO, with a value of up to $10.0 million in the aggregate. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.
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

Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2021, we had over 7,600 customers in more than 90 countries, including over 770 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and nine months ended September 30, 2021 and 2020, respectively.
We generally employ a “land and expand” business model. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our platform offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we also employ an enterprise-focused business model that identifies and involves members of the customer’s senior management team to accelerate acceptance and adoption of our platform within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical and business processes.
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
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic has had or will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, any resurgences of the pandemic locally or globally, and the evolution and impact of COVID-19 variants, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these factors, for an indefinite period of time.
To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide were closed from March 2020 through May 2021. Beginning in June 2021 and continuing into the three months ended September 30, 2021, as conditions have improved, vaccination rates have increased, and local authorities have permitted, we have opened most of our offices worldwide. Those offices that are currently open have various restrictions still in place, including with respect to social distancing and mask wearing, and have enhanced cleaning protocols. Although our offices have begun to open for employees to return on a voluntary basis, most of our employees continue to work remotely either on a part-time or full-time basis and we are still developing plans on when and how to bring a larger portion of our workforce back to the office. We have also started reducing restrictions on domestic travel and have seen increases in travel in the three months ended September 30, 2021. International travel, however, remains heavily restricted. While the evolution of the processes and policies we have implemented to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work-from-home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that will eventually replace our existing corporate headquarters. Although the impact of the pandemic on the commercial real estate market is still evolving, the increase in work-from-home arrangements and continued restrictions imposed by local authorities over the use of office space could impair our ability to find viable subtenants for our existing corporate headquarters, which could result in additional costs when we cease use of that space.
In response to the COVID-19 pandemic, we implemented plans to manage our costs in 2020, including by limiting the addition of new employees and third-party contracted services, curtailing most travel expense except where critical to the business, and acting to limit discretionary spending. In 2021, we resumed increased investment in administrative, operational, and financial resources to grow our operations, including through enhancements to our infrastructure and systems and recruiting new employees. We intend to continue these activities throughout 2021 and into 2022, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels. Our competitors may have experienced similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part II, Item 1A. Risk Factors of this Quarterly Report on Form 10-Q for further discussion of the possible impact of the COVID-19 pandemic on our business.
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2020	2020	2020	2020	2021	2021	2021
Customers	6,443	6,714	6,955	7,083	7,214	7,405	7,689

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

The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2020	2020	2020	2020	2021	2021	2021
Dollar-based net expansion rate	128%	126%	124%	122%	120%	120%	119%

Annual Recurring Revenue.  We derive a large portion of our revenue from subscriptions for use of our platform. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. A portion of revenue from our subscriptions is recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion is recognized ratably over the life of the contract. This revenue recognition creates variability in the revenue we recognize period to period based on the timing of subscription start dates and the subscription term. In order to measure the underlying performance of our subscription-based contracts, we calculate annual recurring revenue, or ARR, which represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue streams, such as certain professional services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2020	2020	2020	2020	2021	2021	2021
Annual recurring revenue	$404.9	$432.3	$449.5	$492.6	$512.7	$547.6	$578.6

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Revenue:
Subscription-based software license	$37,477	$63,144	$120,851	$148,534
PCS and services	86,024	66,573	241,479	186,247
Total revenue	123,501	129,717	362,330	334,781
Cost of revenue:
Subscription-based software license	1,264	1,022	3,739	3,949
PCS and services	14,202	9,392	35,498	29,147
Total cost of revenue(1)	15,466	10,414	39,237	33,096
Gross profit	108,035	119,303	323,093	301,685
Operating expenses:
Research and development(1)	33,457	25,232	95,645	74,669
Sales and marketing(1)	83,034	60,920	232,597	184,026
General and administrative(1)	37,125	23,518	104,291	71,256
Total operating expenses	153,616	109,670	432,533	329,951
Income (Loss) from operations	(45,581)	9,633	(109,440)	(28,266)
Interest expense	(9,973)	(9,603)	(29,206)	(28,402)
Other income (expense), net	(2,363)	5,136	(1,561)	7,204
Income (Loss) before provision for (benefit of) income taxes	(57,917)	5,166	(140,207)	(49,464)
Provision for (benefit of) income taxes	122	809	1,928	(3,055)
Net income (loss)	$(58,039)	$4,357	$(142,135)	$(46,409)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in thousands)
Cost of revenue	$1,818	$714	$4,219	$1,747
Research and development	8,258	5,796	21,913	12,415
Sales and marketing	11,018	7,674	26,105	20,433
General and administrative	12,236	6,513	33,319	16,689
Total	$33,330	$20,697	$85,556	$51,284

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue:
Subscription-based software license	30.3%	48.7%	33.4%	44.4%
PCS and services	69.7	51.3	66.6	55.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.0	0.8	1.0	1.2
PCS and services	11.5	7.2	9.8	8.7
Total cost of revenue	12.5	8.0	10.8	9.9
Gross profit	87.5	92.0	89.2	90.1
Operating expenses:
Research and development	27.1	19.5	26.4	22.3
Sales and marketing	67.2	47.0	64.2	55.0
General and administrative	30.1	18.1	28.8	21.3
Total operating expenses	124.4	84.6	119.4	98.6
Income (Loss) from operations	(36.9)	7.4	(30.2)	(8.5)
Interest expense	(8.1)	(7.4)	(8.1)	(8.5)
Other income (expense), net	(1.9)	4.0	(0.4)	2.2
Income (Loss) before provision for (benefit of) income taxes	(46.9)	4.0	(38.7)	(14.8)
Provision for (benefit of) income taxes	0.1	0.6	0.5	(0.9)
Net income (loss)	(47.0)%	3.4%	(39.2)%	(13.9)%
Comparison of the Three and Nine Months Ended September 30, 2021 and 2020
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$37,477	$63,144	$(25,667)	(40.6)%	$120,851	$148,534	$(27,683)	(18.6)%
PCS and services	86,024	66,573	19,451	29.2	241,479	186,247	55,232	29.7
Total revenue	$123,501	$129,717	$(6,216)	(4.8)%	$362,330	$334,781	$27,549	8.2%
Subscription-based software license revenue decreased for the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 primarily due to a decrease in average contract term length between periods as fewer multi-year deals were sold during the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020. In addition, the decrease for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 is due to a decrease of sales to customers with subscription start dates during the three months ended September 30, 2021 as compared to the three months ended September 30, 2020.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increase in PCS and services revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between September 30, 2020 and September 30, 2021. Our product pricing was not a significant driver of the changes in subscription-based software license or PCS and services revenue for the periods presented.

The disaggregation of revenue by region was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
United States	$81,813	$81,065	$748	0.9%	$240,110	$227,569	$12,541	5.5%
International	41,688	48,652	(6,964)	(14.3)	122,220	107,212	15,008	14.0
Total revenue	$123,501	$129,717	$(6,216)	(4.8)%	$362,330	$334,781	$27,549	8.2%
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,264	$1,022	$242	23.7%	$3,739	$3,949	$(210)	(5.3)%
PCS and services	14,202	9,392	4,810	51.2	35,498	29,147	6,351	21.8
Total cost of revenue	$15,466	$10,414	$5,052	48.5%	$39,237	$33,096	$6,141	18.6%
% of revenue	12.5%	8.0%			10.8%	9.9%
Gross margin	87.5%	92.0%			89.2%	90.1%
Cost of revenue increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $3.5 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was an increase in consulting and contractor costs of $0.8 million due to increased use of subcontractors to provide enablement and training services to existing customers.
Cost of revenue increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $6.4 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our equity refresh programs. The increase was also attributable to an increase in consulting and contractor costs of $1.3 million due to increased use of subcontractors to provide enablement and training services to existing customers. This was partially offset by a decrease resulting from a $2.0 million non-cash impairment charge related to certain developed technology assets as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology during the nine months ended September 30, 2020.

As of September 30, 2021, we had 150 cost of revenue personnel as compared to 100 as of September 30, 2020.
Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Research and development	$33,457	$25,232	$8,225	32.6%	$95,645	$74,669	$20,976	28.1%
% of revenue	27.1%	19.5%			26.4%	22.3%
Research and development expense increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $4.4 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in consulting and outsourced labor costs of $2.6 million to assist in certain development projects, as well as higher information technology and overhead costs of $1.0 million related primarily to software licenses and web services.

Research and development expense increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $15.4 million due to an increase in headcount, as well as additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in consulting and outsourced labor costs of $4.2 million to assist in certain development projects.
As of September 30, 2021, we had 445 research and development personnel as compared to 380 as of September 30, 2020.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Sales and marketing	$83,034	$60,920	$22,114	36.3%	$232,597	$184,026	$48,571	26.4%
% of revenue	67.2%	47.0%			64.2%	55.0%
Sales and marketing expense increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $11.9 million. The overall increase in employee-related costs was a result of the timing within the period and the market in which headcount was added or reduced, merit increases, and additional stock awards granted as part of our equity refresh programs. Additionally, the increase in employee-related costs includes the effect of an increase in travel and entertainment expense of $1.5 million as a result of the easing of domestic travel restrictions associated with the COVID-19 pandemic. The increase is also due to an increase of $3.5 million in marketing programs due in part to our brand awareness campaigns such as the ongoing sponsorship of McLaren Racing and other digital marketing programs, an increase in consulting and outsourced labor costs of $3.2 million related to projects for go-to-market strategies and global campaign integration, and an increase of $2.8 million in information technology and overhead costs as a result of office expansion and fit outs and procuring additional information technology equipment to support the increased headcount.
Sales and marketing expense increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $19.8 million. The overall increase in employee-related costs was a result of the timing within the period and the market in which headcount was added or reduced, merit increases, and additional stock awards granted as part of our equity refresh programs. The increase is also related to higher marketing program costs of $16.0 million, including our virtual user conference that occurred in May 2021 which had been cancelled in the prior year, our participation in brand awareness campaigns such as the sponsorship of McLaren Racing and other digital marketing programs, an increase in consulting and outsourced labor costs of $5.8 million related to projects for go-to-market strategies and global campaign integration, and an increase of $5.7 million in information technology and overhead costs as a result of office expansion and fit outs and procuring additional information technology equipment to support the increased headcount.
As of September 30, 2021, we had 873 sales and marketing personnel as compared to 794 as of September 30, 2020.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
General and administrative	$37,125	$23,518	$13,607	57.9%	$104,291	$71,256	$33,035	46.4%
% of revenue	30.1%	18.1%			28.8%	21.3%

General and administrative expense increased for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $10.5 million due to an increase in headcount and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, the increase was due to an increase in overhead costs of $1.2 million due to office expansion and fit outs, including our new corporate headquarters, as well as an increase in consulting and outsourced labor costs of $2.1 million primarily due to higher legal and accounting professional services fees related in part to our recent acquisitions of Hyper Anna and Lore IO and increased use of subcontractors in our human resources department to support our hiring plans.
General and administrative expense increased for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $26.8 million due to an increase in headcount and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, the increase was due to an increase in consulting and outsourced labor costs of $4.4 million primarily due to higher legal and accounting professional services fees related in part to our recent acquisitions of Hyper Anna and Lore IO and increased use of subcontractors in our human resources and project management departments to support our hiring plans, as well as an increase in overhead costs of $2.8 million due to office expansion and fit outs, including our new corporate headquarters.
As of September 30, 2021, we had 318 general and administrative personnel as compared to 245 as of September 30, 2020.
Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Interest expense	$(9,973)	$(9,603)	$(370)	3.9%	$(29,206)	$(28,402)	$(804)	2.8%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense fluctuation remained relatively flat year-over-year, with the increase in the three and nine months ended September 30, 2021 as compared to the three and nine months ended September 30, 2020 related to the amortization of debt discount and issuance costs from the prior year increasing the carrying value of the Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(2,363)	$5,136	$(7,499)	*	$(1,561)	$7,204	$(8,765)	*

*	Not meaningful
Other income, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The decrease in other income (expense), net for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily related to a decrease in investment income of $1.6 million due to lower interest rates as well as a decrease in gains in foreign currency remeasurement of $5.7 million due to fluctuations in the United States Dollar as compared to other major currencies in which we transact.
The decrease in other income (expense), net for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily related to a decrease in investment income of $7.3 million due to lower interest rates and a more conservative investment mix, as well an increase in loss from foreign currency remeasurement of $1.9 million due to fluctuations in the United States Dollar as compared to other major currencies in which we transact.

Provision for (Benefit of) Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2021	2020	Amount	%	2021	2020	Amount	%
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$122	$809	$(687)	*	$1,928	$(3,055)	$4,983	*

*	Not meaningful
The change in the provision for (benefit of) income taxes for the three months ended September 30, 2021 as compared to the three months ended September 30, 2020 was primarily due to $0.4 million of tax benefit due to an increase in pre-tax loss for the three months ended September 30, 2021.
The change in the provision for (benefit of) income taxes for the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was primarily due to $4.2 million of tax expense due to a valuation allowance against U.S. deferred tax assets for the nine months ended September 30, 2021.
Liquidity and Capital Resources
We had $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities as of each of September 30, 2021 and December 31, 2020, with $992.9 million and $1.0 billion, respectively, held domestically.
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
We also believe that our current financial resources will allow us to manage the ongoing impact anticipated as a result of the COVID-19 pandemic on our business operations for the foreseeable future, which could include reductions in revenue and delays in payments from customers and partners. The challenges posed by the COVID-19 pandemic on our business are expected to evolve over time. Consequently, we will continue to evaluate our financial position in light of future developments. In addition to the uncertainties caused by the COVID-19 pandemic, our future capital requirements and the adequacy of available funds will depend on many factors, including the rate of our hiring, the rate of our revenue growth, the timing and extent of our spending on research and development efforts and other business initiatives, including any acquisition activity, the expansion of our sales and marketing activities, the timing of new product and service introductions, market acceptance of our platform, and overall economic conditions.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2021	2020
	(in thousands)
Net cash provided by operating activities	$24,343	$16,293
Net cash used in investing activities	(556)	(334,046)
Net cash provided by (used in) financing activities	(9,628)	4,069

Operating Activities
Net cash provided by operating activities was $24.3 million for the nine months ended September 30, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $137.5 million and a change in operating assets and liabilities of $28.9 million, offset in part by a net loss of $142.1 million.
Net cash provided by operating activities was $16.3 million for the nine months ended September 30, 2020. Net cash provided by operating activities primarily reflected net non-cash activity of $89.4 million, offset in part by a net loss of $46.4 million and a change in operating assets and liabilities of $26.7 million.
Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the nine months ended September 30, 2020 and 2021 compared to the year ended December 31, 2019 and 2020, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2021 was $0.6 million, consisting of $20.6 million of purchases of property and equipment, offset in part by $20.0 million of sales and maturities of investments, net of purchases.
Net cash used in investing activities for the nine months ended September 30, 2020 was $334.0 million, consisting of $319.8 million of purchases of investments, net of maturities and sales, and $14.2 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2021 was $9.6 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $19.9 million, offset in part by proceeds from stock option exercises of $10.3 million.
Net cash provided by financing activities for the nine months ended September 30, 2020 was $4.1 million, consisting primarily of proceeds from stock option exercises of $20.5 million, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements and other financing activity of $16.4 million.
The timing and number of stock option exercises and employee stock purchases and the amount of proceeds we receive from these equity awards is not within our control. As it is now our general practice to issue principally RSUs to our employees, cash paid on behalf of employees for minimum statutory withholding taxes on RSU settlements will likely increase.

Contractual Obligations and Commitments
There were no material changes in our contractual obligations and commitments during the nine months ended September 30, 2021 from the contractual obligations and commitments disclosed in the Annual Report. See Note 7, Convertible Senior Notes, Note 9, Leases, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

Off-Balance Sheet Arrangements
As of September 30, 2021, we did not have any relationships with unconsolidated entities or financial partnerships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $1.0 billion as of September 30, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2021 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of September 30, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2021 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
From time to time, we may be involved in lawsuits, claims, investigations, and proceedings, consisting of intellectual property, commercial, employment, and other matters, which arise in the ordinary course of business. Other than the matters described in Note 10, Contingencies, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, which were recently dismissed, we are not currently party to any material legal proceedings or claims, nor are we aware of any pending or threatened legal proceedings or claims that could have a material adverse effect on our business, operating results, cash flows, or financial condition should such legal proceedings or claims be resolved unfavorably. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources, and other factors.

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
Risks Related to Our Business and Industry
•We have grown rapidly in our recent past and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
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
•Acquisitions of, or investments in, other companies, products, or technologies have required, and could continue to require, significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.
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

Risks Related to Our Business and Industry
We have grown rapidly in our recent past and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profits could be adversely affected.
We experienced rapid growth in our recent past and anticipate continued growth in the future. We employed 1,786 full-time employees as of September 30, 2021 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
During the first year of the COVID-19 pandemic, we temporarily ceased or considerably slowed significant investments in or commitments of administrative, operational, and financial resources to grow our operations, including by limiting expansion into additional countries, enhancements to our infrastructure and systems, and growth of our talent base. With vaccines now available in the United States and internationally, organizations have begun to resume normal operations and we have resumed significant investments in these and other areas to grow our operations. In the event variants of COVID-19 or other resurgences of COVID-19 require us to again curtail these investments and commitments of resources, or if the effects of the COVID-19 pandemic on us, the economy or our customers continues, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition.
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
In 2021, we have grown, and we expect to continue to grow, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, Japan, Netherlands, Singapore, Spain, Ukraine, the United Arab Emirates and the United Kingdom. We intend to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. In addition, because of the COVID-19 pandemic, we were unable to hire as quickly as initially planned in 2020 and we may continue to see delays in hiring. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during the current period of heightened employee attrition in the U.S. and other countries. As we resume our hiring at a rate similar to before the COVID-19 pandemic, we have incurred and anticipate that we will continue to incur significant costs to attract and retain highly skilled personnel. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand the business and products and achieve target productivity levels. In addition, due to the COVID-19 pandemic, many of our employees continue to work remotely full-time and a significant portion of employees may continue to work from home for an indefinite period of time as a result of any Federal, state or local vaccine mandates for employers, either of which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new sales employees do not become fully productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted.
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
Our management team has committed and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to divert, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. Our efforts to re-open our offices safely may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, including as a result of any Federal, state or local vaccine mandates for employers, and this may present operational and workplace culture challenges that may adversely affect our business.
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
Historically, a significant portion of our field sales and professional services have been conducted in person. While domestic travel restrictions associated with the COVID-19 pandemic have eased, currently most of our sales and professional services activities continue to be conducted remotely full-time. As a result of the COVID-19 pandemic, we experienced, and may continue to experience, changes in customer buying behavior, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the extent of the negative impact of these changes in buying behavior or our remote sales and services activities on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers have attempted and may attempt in the future to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.
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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements could also increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may periodically inform customers that certain products will no longer be sold or available and will no longer be supported or receive updates. To the extent these products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. For example, in 2021, we determined to discontinue the sale of Alteryx Analytics Hub, or AAH.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new Internet standards and technologies or new standards in the field of operating system support emerged that were incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because part of our platform is cloud-based and we have announced limited availability offerings for Designer Cloud and Alteryx Machine Learning, both SaaS-based products, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards.
Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, SaaS business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While part of our platform is cloud-based, most of our platform is currently deployed on-premise. In May 2021, we announced an Early Access Program for Designer Cloud, which offers early access to Alteryx Designer through an Internet browser, and we began limited availability offerings of Designer Cloud in September 2021 and Alteryx Machine Learning in October 2021. These offerings and our continued steps toward incorporating a SaaS business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making a SaaS-based product generally available that meets the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a SaaS business model into our operations, which could materially harm our business, operating results and gross margins.
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in recent periods, we incurred a net loss in the three and nine months ended September 30, 2021, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. While these initiatives have resumed in 2021, they may be further delayed or re-evaluated if the COVID-19 pandemic continues despite vaccines being available and organizations beginning to resume normal operations, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. In 2017, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, and, in 2020, we announced AAH, which was discontinued in 2021, and Alteryx Intelligence Suite, or AIS. Alteryx Designer remains our principal product and our additional products announced since 2017 have achieved varying degrees of success. We cannot be certain that any of these products will generate significant revenue in the future. Accordingly, our business and financial results will continue to be substantially dependent on our single software platform.
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
Our customers generally enter into license agreements with one to three year subscription terms and generally have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. New customers may enter into license agreements for lower subscription amounts or for shorter subscription terms than we anticipate, which reduces our ability to forecast revenue growth accurately. Moreover, our customers may not renew their subscriptions and those customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription terms. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of deployment, reductions in our customers’ spending levels, changes in customer department size and composition, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline.
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
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources, greater experience with SaaS business models, and greater name recognition than we do. Competition in the self-service data analytics software market has increased and we expect competition to become more intense as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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

adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while part of our platform is cloud-based and we have announced limited availability offerings for Designer Cloud and Alteryx Machine Learning, both SaaS-based products, most of our platform is currently deployed on-premise. As we continue to take steps toward incorporating a SaaS business model into our operations, we will be required to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams. If we are unable to fully develop and make a SaaS-based product generally available as quickly as may be demanded by the market, we may not be able to compete successfully against our competitors that have already deployed such products, and our business, operating results, and financial condition may be harmed.
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
Sales to large enterprises involve risks that may not be present or that are present to a lesser extent with sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. In addition, as a result of the COVID-19 pandemic, many large enterprises reduced or delayed technology or other discretionary spending. If such reductions or delays continue, our operating results, financial condition and prospects may be materially and negatively impacted. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing and contractual negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.
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
We expect that we may need to change our pricing model from time to time, including as a result of competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, integration of acquired technology, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions or different product bundling that may result in significant changes to product pricing. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

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
•contract term length and other purchasing patterns or selections of our customers, including as a result of seasonality or changes in product mix;
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
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including as a result of the ongoing impact of the COVID-19 pandemic.
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

In addition, we generally have increased sales and marketing expenses associated with our annual sales kickoff and our annual U.S. user conference in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
We have undergone recent changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In May 2021, our Board of Directors appointed a new Chief Revenue Officer. In addition, over the last twelve months, we have added several new senior management employees, including a new Chief Product Officer in February 2021. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. Our ability to accurately design and meet service level agreements for any SaaS-based product that we offer is dependent on our qualified product and customer support personnel accurately assessing the capabilities of those new products and our users’ experience of those products. Any failure to meet our customer’s expectations and our contractual requirements could negatively affect our operating results and negatively impact our customers’ experience. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
Acquisitions of, or investments in, other companies, products, or technologies have required, and could continue to require, significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired both Hyper Anna Pty. Ltd. and Lore IO, Inc. in October 2021 to accelerate more functionality in the cloud and improve data discovery capabilities in our platform. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, or discount pricing or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
•differences between our values and those of an acquired company, as well as potential disruptions to our workplace culture;
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
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. During 2019 and 2020, we had an increase in the volume of multi-year deals, which has increased our exposure to credit risks due to the longer duration. We also have increased exposure to credit risks due to our use of channel partners. Even though the channel partner is considered our customer for these purposes, a channel partner may be unable or unwilling to pay amounts due to us if a customer fails to pay the channel partner, a risk that is increased if the purchase commitment is for multiple years of subscription-based software licenses. In addition, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the impacts of the COVID-19 pandemic, existing customers have attempted and may continue to attempt to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. Although we have processes in place that are designed to monitor and mitigate the foregoing risks, we cannot guarantee these processes will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed.

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
The nature of our platform makes it particularly vulnerable to errors or bugs, which could cause problems with how our platform performs and which could, in turn, reduce demand for our platform, reduce our revenue, and lead to product liability claims against us.
Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose errors, compatibility issues, failures, or bugs in our software. From time to time we have identified, and in the future we may identify other, vulnerabilities in our platform, which we may not be able to timely address and remediate. These vulnerabilities could cause our platform to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our platform to customers. We devote significant resources to address security vulnerabilities through engineering a more secure platform, extensively testing our platform, enhancing security and reliability features in our products and systems, and deploying updates to address security vulnerabilities, but security vulnerabilities cannot be eliminated. The cost of these and other steps could reduce our operating margins and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could also result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we continue to take steps toward incorporating a SaaS business model into our operations, we will begin to process, store and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, many of our employees have been working remotely full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
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
Continued adoption of our platform depends in part on the ability of our existing and potential customers to access our platform within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our infrastructure and website due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. If our platform is unavailable or if our users and customers are unable to access our platform within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, and financial condition could be adversely affected. As we continue to develop and scale SaaS-based offerings, the foregoing will become more likely and the results of any disruptions and performance problems could more significantly and negatively impact us and our customers who have subscribed to our SaaS-based offerings.

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
Interruptions or performance problems with either our technology and infrastructure, our data center hosting facility, or our third-party service providers could, among other things:
•result in the destruction or disruption of any of our or our customers’ critical business operations, controls, or procedures or information technology systems;
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
Any of the above could adversely affect our business operations and financial condition. Further, because nearly all of our employees were working, and many continue to work, remotely full-time as a result of the COVID-19 pandemic, we increased infrastructure capacity in those areas where we anticipated increased demand. Any technology supply chain disruptions, whether as a result of the impact of the COVID-19 pandemic or otherwise, could also delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth and financial condition.
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
We also implemented changes to our accounting processes, internal controls and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. Our contracts with customers often include multiple performance obligations and we allocate the transaction price to the various performance obligations based on standalone selling price. Revenue is recognized when we satisfy each performance obligation, which can occur throughout the contract period. If we determine to add or remove any performance obligations from our products in the future, the timing and pattern of revenue recognition for our contracts with customers could materially change, resulting in either a larger or smaller portion of the total transaction price being recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. As we introduce SaaS-based offerings, the pattern of revenue recognition could differ from the pattern of revenue recognition related to our legacy on-premises products. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly or inconsistently than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance or our privacy policies, could adversely affect our business.
Certain of our business operations, including the delivery of our platform, involve the processing, storing, and transmitting of personal data that is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The scope and volume of user personal data that we collect and store through our platform, networks, and other systems, as well as the storage of customer data, is increasing significantly as we move toward SaaS-based offerings. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. Any actual or perceived loss, improper retention or misuse of information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in an enforcement action against us, including fines, imprisonment of company officials, public censure (with or without a consent decree or finding by supervisory authorities), claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving definitions of personal data within the European Union, the United States, and globally, especially relating to the treatment of internet protocol addresses, machine or device identifiers, location data, and other potentially identifying information as personal data, may limit or restrict our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such user data. Some jurisdictions further require that certain types of data be retained on servers located within the jurisdiction, which could increase our compliance costs and slow expansion to new regions. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, guidance of supervisory authorities, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and may adversely affect our business, financial condition, and operating results.
In the United States, for example, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. In the event we determine to permit use of our platform to process protected health information, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities, supervisory authorities, or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data or security practices, any of which could have a material adverse effect on our business, operating results, and financial condition.
Various local, state, federal, and international laws, directives, and regulations, as well as resulting guidance by supervisory authorities, apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws, regulations, and guidance by supervisory authorities continue to evolve and federal, state and foreign legislative or regulatory bodies may enact new or additional laws, regulations, and guidance concerning privacy and data protection that could adversely impact our business. Complying with varying privacy and data protection requirements at all applicable local, state, federal and international levels could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent data protection requirements, including mandating extensive documentation requirements and implementation of internal and external procedures to comply with certain privacy rights granted to individuals. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance develops, all of which may adversely affect our revenue and our business overall. In addition, the GDPR sets forth explicit limitations on transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, absent an approved data transfer mechanism. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-US Privacy Shield framework, which many United States companies had relied upon to legitimize the transfer of personal data from the European Union to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances.
The use of Standard Contractual Clauses for the cross-border transfer of personal data, specifically to the United States, also remains under review by a number of European data protection supervisory authorities. For example, German and Irish supervisory authorities have indicated that the Standard Contractual Clauses alone provide inadequate protection for EU-US data transfers. Use of data transfer mechanisms must now be assessed on a case-by-case basis, taking into account the legal regime applicable in the destination country and, in particular, applicable surveillance laws and rights of individuals. Further, in June 2021, the European Commission finalized new versions of the Standard Contractual Clauses, with the Implementing Decision in effect as of June 27, 2021. Under the Implementing Decision, companies have until December 27, 2022 to update any agreements in effect prior to September 27, 2021 that rely upon Standard Contractual Clauses as the data transfer mechanism. To comply with the Implementing Decision and the new Standard Contractual Clauses, we must update any existing agreements to which new or additional services are added and we may need to implement additional safeguards to further enhance the security of data transferred out of the EEA/Switzerland/U.K., including by conducting data transfer impact assessments, which could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business. Moreover, if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the way we provide our services, and we may find it necessary to establish systems in the EEA, Switzerland, and the U.K. to maintain personal data originating from the EEA, Switzerland, and the U.K., which may involve substantial expense and distraction from other aspects of our business.
Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how the GDPR is applied in the U.K. However, the U.K.’s departure from the European Union following Brexit means that the new Standard Contractual Clauses (which apply to transfers of personal data from the European Union to the United States, or to other countries for which an approved transfer mechanism is required by the GDPR, after September 27, 2021) will not apply to restricted transfers of personal data from the U.K. Companies may continue to use the previous Standard Contractual Clauses (as adopted and modified by the U.K.’s data protection supervisory authority) until such time as the U.K. finalizes its own version of the clauses or adopts an amendment to the European Union’s new Standard Contractual Clauses. In the meantime, and in the event of the finalization of a separate transfer mechanism for personal data originating in the U.K., we will have to maintain different contractual and data privacy obligations to ensure compliance with all applicable laws and regulations, which may require us to implement additional safeguards that could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Since the beginning of 2021 (when the transitional period following Brexit expired), we have had to continue to comply with the GDPR and also the Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of annual global turnover. While the European Union issued an adequacy decision for personal data transfers from the EEA to the U.K. on June 28, 2021, the relationship between the U.K. and the European Union remains uncertain, including with respect to whether the U.K. will adopt its own data transfer mechanisms or an amendment to the new Standard Contractual Clauses. Any changes may require us to find alternative solutions for the compliant transfer of personal data into the U.K.
Several states have also enacted new data privacy laws. For example, California enacted the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures and individual privacy rights to California consumers, and to afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions, with additional clarifications going into effect on August 14, 2020 and the regulation most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The CCPA’s mandate is significant and may require us to modify our data processing practices, consumer notices and response capabilities, and our policies and to incur substantial costs and expenses in an ongoing effort to comply. Moreover, the California Privacy Rights Act, or the CPRA, was approved by California voters in connection with the November 2020 election. The CPRA creates obligations relating to consumer data collected after January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning January 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to optout of certain sales or sharing of personal information and expanded rights to access and require deletion of their personal information, as well as to receive detailed information about how their personal information is collected, used and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and our operating results. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two additional states have recently passed comprehensive personal information laws: Virginia’s Consumer Data Protection Act, which goes into effect on January 1, 2023, and the Colorado Privacy Act, which goes into effect on July 1, 2023. As of October 2021, nine other state privacy bills (including four in New York) are in active committee review. As we deploy SaaS-based products and business models into our operations, the scope and applicability of the foregoing and any future privacy and data protection laws and regulations to our business will increase and the consequences of any related failures or breaches will become more severe.
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
As a result of meeting certain conditional conversion criteria during the three months ended September 30, 2021, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending December 31, 2021. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of September 30, 2021.

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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through September 30, 2021. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. Furthermore, market volatility arising from the COVID-19 pandemic has led to increased shareholder litigation and, between August and October 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers relating to alleged violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder. These proceedings are further described in Note 10, Contingencies, in the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, and were dismissed in June 2021. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 67.4 million shares of our Class A and Class B common stock outstanding as of September 30, 2021. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of September 30, 2021, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in, and continues to result in, travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we monitor the situation, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the extent of the impact that the COVID-19 pandemic could have on our business, as the impact will depend on future developments, including but not limited to continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other ESG-focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us and our business may be adversely affected.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
Date: November 2, 2021