Form 10-K
period 2021-12-31
Alteryx, Inc.
filed 2022-02-15
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file number: 001-38034
Alteryx, Inc.
(Exact name of registrant as specified in its charter)

Delaware			90-0673106
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

17200 Laguna Canyon Road,	Irvine,	California	92618
(Address of principal executive offices)			(Zip Code)
(888) 836-4274
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Class A Common Stock, $0.0001 par value per share	AYX	New York Stock Exchange
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $5.1 billion based upon the closing price reported for such date on the New York Stock Exchange.
As of February 8, 2022, there were 59,873,242 shares of the registrant’s Class A common stock outstanding and 7,763,420 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2022 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2021

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

•the successful transition and onboarding of certain members of our senior leadership team;
•our investments in cloud infrastructure and the cost of third-party data center hosting fees;
•the duration and impact of the coronavirus and the coronavirus disease, or COVID-19, pandemic;
•trends in revenue, cost of revenue, and gross margin;
•our ability to attract and retain personnel, particularly with respect to our direct sales force and software engineers;
•trends in operating expenses, including research and development expense, sales and marketing expense, and general and administrative expense, and expectations regarding these expenses as a percentage of revenue;
•our ability to successfully integrate acquired companies, technology, and talent;
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
•our expectations for the Alteryx APA platform, Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Connect, Alteryx Promote, and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation, including as a result of integrating acquired technology into our existing technology;
•our ability to develop or incorporate a cloud-based business model;
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
•The outbreak and subsequent resurgences of the COVID-19 pandemic around the world has impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
•If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, or if we are unable to develop a successful business model to sell those products and services we have acquired or integrate such products or services into our existing products and services, our business, operating results, and financial condition could be adversely affected.
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
•If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, or maintain the subscription amount or subscription term of renewing customers, our revenue growth could be slower than we expect or our revenue may decline and our business may be harmed.
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
Our platform democratizes access to data-driven insights by expanding the capabilities and analytical sophistication available to all analytic producers, ranging from business analysts to expert programmers and trained data scientists. We unify the analytics and analytic process into one simple self-service experience by combining tasks that were previously distributed among multiple tools and parties. Our platform allows a single user or group of users to easily and quickly discover, access, and prepare data from a multitude of sources, perform a variety of analyses, and deliver analytical output to drive data-driven decisions and improve business outcomes. This is done through a no-code, low-code approach, visual workflows, and an intuitive drag-and-drop interface that can reduce tedious, time-consuming manual tasks to a few mouse-clicks while eliminating the need to write complex software code. The resulting opportunity is significant, as our platform can enable and upskill millions of underserved data workers to do their jobs more effectively.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of December 31, 2021, we had over 7,900 customers in more than 90 countries, including over 860 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, AutoNation, Inc., Biogen Idec Inc., Chevron Corporation, Daikin Industries, Ltd., General Mills, Inc., L’Oreal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Royal Bank of Canada, Unilever PLC, United Parcel Service, Inc., and Visa Inc.
Our business model involves both a “land and expand” sales motion as well as an enterprise sales motion. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automation of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we also employ an enterprise-focused sales motion that identifies and involves members of a customer’s senior management team to accelerate acceptance and adoption of our platform within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical and business processes.
We sell our platform primarily through direct sales and marketing channels utilizing a wide range of online and offline sales and marketing activities. In addition, we have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts, especially internationally. Our channel partners include technology alliances, solution providers, global strategic integrators, and value-added resellers, or VARs. These channel partners also provide solution-based selling, services, and training internationally.

Growth Strategy
Our focus on empowering business analysts and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Key elements of our strategy for growth include:
•Increase our overall customer base. We are accelerating the secular shift towards self-service analytics. As a result, we have the opportunity to increase our current customer base of over 7,900 customers. We plan to expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand. We also plan to continue to invest in growing both our direct sales teams and indirect sales channels. In 2021, our direct sales teams were aligned to certain market and customer opportunities, with an increased focus on Global 2000 companies, in order to reduce the complexity of the organization, redeploy our resources to higher-productivity activities, and maximize our sales opportunities with those companies.
•Expand within our current customer base. We plan on expanding existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our existing customers’ organizations. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical, and business processes. We have added resources to our internal customer success teams and also plan to continue to add specialized support through our strategic alliance partners globally to augment our current customer experience and training initiatives.
•Continue to penetrate international markets. We have continued to increase our focus on international markets. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers.
•Extend our value proposition. We intend to continue to rapidly improve the capabilities of our platform and invest in innovation and our category leadership. For example, in 2021, we introduced limited availability offerings of Alteryx Designer Cloud, our web browser-accessible version of Alteryx Designer for automating analytics, and Alteryx Machine Learning, our automated machine learning solution designed for non-technical users. We plan to continue to invest in research and development, including hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. In particular, we intend to focus on further developing our cloud capabilities, modernizing the Alteryx Designer experience, and developing a robust extensibility framework for our customers and partners.
•Grow our global partner ecosystem. We have invested in and plan to continue investing in distribution channels and our relationships with technology alliances, solution providers, global strategic integrators, and VARs to help us enter and grow in new markets while complementing our direct sales efforts. For example, we have entered into strategic relationships with PwC U.S., HCL America Solutions Inc., and KPMG LLP, as well as achieved “Elite Partner” status with Snowflake. We also grew our go-to-market relationship with Amazon Web Services, achieving “ISV Partner Path” competencies and, in November 2021, we announced the availability of our products in the AWS Marketplace. We also plan to continue to collaborate with management consulting firms to drive additional business activity and to diversify our partner ecosystem by engaging new solution providers to drive demand generation and partner-initiated opportunities. In addition, we plan to increase our engagement overall with our partners worldwide, growing our partner-attached opportunities and enabling these partners to have more responsibility for sales to smaller customers. Further, we plan to modernize our partner program, empowering our partners with early and progressive program benefits and access to more educational and selling resources.
•Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. Although the COVID-19 pandemic restricted our ability to hold in-person annual user conferences, we held our global Inspire event virtually in May 2021 with approximately 10,000 attendees. We have utilized and may continue to utilize various forms of digital, virtual, and hybrid events to continue to create market awareness. Additionally, university courses and analytic clubs help evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. In particular, in May 2021, we introduced SparkED, a global comprehensive education program to empower learners of all levels to upskill with data and analytics. We intend to continue expanding our community development efforts and seek to continue enriching the lives of business analysts everywhere. For example, in 2020, we launched Advancing Data and Analytics Potential Together, or ADAPT, which offered free data training to thousands of workers globally who found themselves unemployed due to the COVID-19 pandemic. ADAPT, which is now known as Career Changers, is now part of SparkED and focuses on providing these benefits to career changers globally. Any graduate has the opportunity to get certified in the fundamentals of data analytics through Alteryx Core Certification and to advance to the Udacity Nanodegree program in predictive analytics.

•Acquire businesses, technology, and talent. We have completed, and plan to continue to leverage, acquisitions to add complementary products, technologies, and/or talent that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, and augment the technical capabilities of our talent. In October 2019, we acquired Feature Labs, Inc. to augment our machine learning capabilities, which allowed us to release a limited availability offering of Alteryx Machine Learning in 2021. In October 2021, we acquired Hyper Anna Pty. Ltd. and Lore IO, Inc. to accelerate more functionality in the cloud and improve data discovery capabilities in our platform.
Products and Services
Our analytics platform enables organizations to rapidly improve business outcomes and the productivity of their business analysts, data scientists, citizen data scientists and data engineers. Our subscription-based platform allows organizations to easily discover, access, prepare, and analyze data from a multitude of sources and benefit from data-driven decisions, including through consumption of results and insights discovered and through real-time model deployment. Our platform offers a secure collaboration environment for even the largest organizations. The ease-of-use, speed, and sophistication of the analysis that our platform enables are enhanced through highly repeatable visual workflows. Our platform’s intuitive user interface includes over 300 drag-and-drop tools that can be used to create and share these analytics. These tools allow business analysts to assemble workflows that represent their models visually, making them easily comprehensible and highly repeatable. Our user interface allows business analysts to seamlessly view the underlying data, metadata, and applied analytics at any stage during the process.
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
•Alteryx Promote. Our advanced analytics model management, or Model Ops, product for data scientists and analytics teams to build, manage, monitor, and deploy predictive models into real-time production applications.
•Alteryx Intelligence Suite. Our hub for machine learning and artificial intelligence capabilities for automated modeling, optical character recognition, and natural language processing to gain insights and produce production models.
In addition, Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform, and Alteryx Gallery allows users to share tools and workflows in a centralized repository.
We sell Alteryx Designer on a per-user basis. When customers deploy Alteryx Designer in large scale environments and want to automate their usage, Alteryx Server is sold on a per-CPU core basis. To provide customers with additional data catalog capabilities, Alteryx Connect is sold on a per-CPU core basis alongside Alteryx Server. Alteryx Promote is sold as a standalone solution and is licensed on a per-CPU core basis. Alteryx Intelligence Suite provides data science capabilities and is sold on a per-user basis as an add-on to Alteryx Designer.

Alteryx Designer
Alteryx Designer, our self-service data profiling, preparation, blending, and analytics product, allows business analysts to perform analysis on their own in a matter of hours or even minutes. In addition to dramatically reducing the time and resources required, Alteryx Designer delivers more accurate, transparent, and sophisticated results. Key capabilities include:
•Data profiling. Empowers data workers and analysts to independently assess the health and quality of a dataset prior to building analytic models. For a large number of analysts, assessing data quality often requires turning to statisticians or data scientists, delaying the model development and decision-making process. Automated data profiling accelerates the data preparation and insight development process, and allows business analysts to maintain control of the entire analytic process.
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
•Visualytics. Introduces visual, interactive charting and reporting into the workflow experience within Alteryx Designer to enable more insights throughout the entire analytic process. Visualytics’ interactive charts and reports can be published in Alteryx Server for broader consumption and collaboration across the entire organization.
•Analytic application creation. Offers native drag-and-drop app-building capabilities for business analysts to create, publish, and share applications for any user to execute. These applications can also be configured to share the results in a variety of formats, including visualization and dashboard programs such as those offered by Microsoft Corporation, Qlik Technologies, Inc., or Tableau Software LLC, a Salesforce company, or to write back to a database. Business analysts can use workflows within other workflows as building blocks to leverage functionality that has already been built. These workflows can also be utilized as reusable blueprints for designing and deploying analytical applications to Alteryx Server.
Alteryx Server
Alteryx Server is a comprehensive and scalable server-based product that enables business analysts to share and run analytic applications in a web-based environment. Alteryx Server offers enterprise-class data scalability, distribution, and security designed to maximize the value enterprises can achieve from their analytics. Key capabilities include:

•Collaboration. Enables business analysts to easily create, publish, share, and reference analytic workflows or applications and collaborate with others across their organizations. Business analysts can also develop analytic applications that act as front-end interfaces for their workflows and these analytic results can be shared with other users.
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
Alteryx Promote
Alteryx Promote is an Model Ops product for the enterprise. Alteryx Promote makes deploying, managing, and monitoring predictive models easier and faster. Alteryx Promote allows data scientists and analytics teams to build, manage, deploy, and monitor predictive models to production faster and more reliably via a code-friendly and code-free environment. Key capabilities include:

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
Alteryx Intelligence Suite
Alteryx Intelligence Suite is a machine learning extension to our Designer product. Alteryx Intelligence Suite allows users to extract data with Optical Character Recognition, or OCR, perform text mining with Natural Language Processing, or NLP, and build models. Key capabilities include:
•Optical character recognition. Enables users to automate extraction of text from images and PDFs. This can eliminate the need for manual data entry, reduce errors, and enable document storage in a searchable repository.
•Image recognition. Enables users to build detection models that can identify differences between objects in similar images. For example, users can build models that identify defects in, and automate removal of, products on the production line. Users can also develop detection models that segment images based on object features, such as the severity of damage to insured property for claims processing.
•Text mining. Extracts useful information from semi-structured and unstructured data and converts that data back to data-in-text and numbers to then analyze with the full suite of Alteryx capabilities.
•Natural language processing. Allows users to perform sentiment analysis to understand if documents contain positive or negative remarks automatically and summarize key topics contained in a large body of text. Users can understand patterns in non-structured data, such as a Twitter feed, or process PDF and DMP, JPEG, and PNG images to produce visualizations, such as word clouds, to gain insights.
•Named entity recognition. Allows users to identify, categorize and extract named entities, including multi-word entities, such as people, organizations, and locations through the use of a text mining tool.

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
Sophisticated Analytic Models
We enable business analysts, data scientists and citizen data scientists to produce analytics ranging from descriptive and diagnostic to highly complex, including predictive, prescriptive, and spatial. Specifically, we enable predictive analytics through utilization of R, an open source programming language and software environment for statistical computing, and Python, a popular programming language for analytics with many publicly available packages. Our capabilities allow transparency and editing of the R and Python code without requiring prior coding experience. In addition, in-database processing enables analysts to scale predictive analytics and harness the value of large sets of data without moving the data out of a database, improving predictive model development performance over traditional approaches. Deep geospatial tools, such as a drive time engine, create the basis for performing location-based analysis.
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform can utilize R for advanced analytics while providing a simple drag-and-drop interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and adjustment. The integration of our platform with R and Python takes advantage of segmented, but integrated, main-memory resources to ensure seamless, fast operations. More recently, we introduced the Alteryx Platform Software Development Kit, or SDK, in a similar capacity. The SDK provides customers and partners with open access to Python and JavaScript code and APIs that they can use to drive customizations to the Alteryx software platform.
Upcoming Innovation
During 2021, we made significant investments in our cloud capabilities and product innovation, including with the acquisition of Hyper Anna Pty. Ltd. in October 2021. As a result of these investments, we released the products described below in February 2022. Because certain of these products were available on a limited availability basis in 2021, they did not have a material impact to our 2021 results.

Alteryx Designer Cloud
Designer Cloud is the cloud-native, browser-based version of our Alteryx Designer product. It is an easy-to-use data preparation, blending, reporting, and analytics solution that is designed to be accessible for anyone in the enterprise. Designer Cloud combines the top tools from Alteryx Designer with frictionless deployment, scaling, and accessibility, to truly democratize analytics. Information Technology departments can easily enable users on Designer Cloud. Designer Cloud also operates on all web browser devices allowing, for the first time, Mac users and low power PC users to directly access Alteryx’s low code/no code visual canvas and analytics processes. Our customers are able to rapidly upskill their workforce, enabling new sectors of their organization to make data-driven decisions. Key capabilities of Designer Cloud include:
•Data profiling, preparation, and blending. Profiles, prepares, blends, and outputs data in an easy, highly-visual, code-free way that is meant for anyone who interacts with data.
•Integrations. A cloud-first solution with integrations to cloud-based and non-cloud sources.
•Centralized administration. Enterprise single-sign on integration makes Designer Cloud accessible to everyone in the organization.
•Scaling. Frictionless consumption and scaling of Designer Cloud.
•Interoperability. Smart interoperability support between Designer Cloud and Designer Desktop.
•Always current. Provides immediate access to the latest product improvements, innovations, and use cases as new tools and features are delivered rapidly on an ongoing basis.
Alteryx Machine Learning
Automated machine learning, or AutoML, and feature engineering scale data science across customer businesses, empowering business domain experts to accelerate insights. Rather than relying on data science experts to code complex models, customers can quickly build, validate, iterate, and explore ML models with a fully-guided user experience. Key capabilities of Alteryx Machine Learning include:
•Guided AutoML. Helps non-technical users explore models easily by comparing competing models, validating performance with holdout data, and testing scenarios with simulations.
•Automated feature engineering. Automatically adds data features for better models, so that users can review new features created, discover which features matter most, and see how features influence outcomes.
•Data insights. Enables users to deeply understand data before embarking on the modeling journey so they can address problematic fields immediately, discover correlations and outliers, and review the distribution of their target variables.
•Cloud-based model training. Enables users to train models without tying up personal computer memory by pushing training data from Alteryx Designer, uploading training data directly, and running model-training jobs in the cloud.
•Model evaluation and explainability. Enables users to understand how individual features contribute to their models, get insight into their models' behavior across entire datasets, and understand how the prediction for a single row is explained by its feature values.
•Integration with the Alteryx Platform. Enhances users’ analytics with predictive insights by allowing users to leverage Alteryx Designer for data preparation and blending and call models from Alteryx Designer workflows.
Alteryx Auto Insights
Alteryx Auto Insights is a cloud-native analytics solution built for enterprises, automating insights for business users. The solution works like a human analyst by finding data stories, anomalies, and insights hidden deep in user data; summarizing and explaining them clearly; and presenting them back instantly. By automating insights and reporting in this way, it helps business users have the confidence to make data-led decisions themselves, therefore driving data literacy across an organization. The product is industry and use case-agnostic, Alteryx Auto Insights allows organizations to:

•Focus. Quickly surface automated insights and exceptions to focus on what matters across the organization.
•Uncover. Surface hidden signals in user data that would have gone unnoticed in traditional visualization tools.
•Act. Enable anyone to derive impactful data storytelling to speed actions and decisions in the business.

Our Customers
Organizations of all sizes and across a wide variety of industries have adopted our platform. As of December 31, 2021, we served customers in more than 90 countries, including over 860 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, AutoNation, Inc., Biogen Idec Inc., Chevron Corporation, Daikin Industries, Ltd., General Mills, Inc., L’Oreal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Royal Bank of Canada, Unilever PLC, United Parcel Service, Inc., and Visa Inc.
Our customer base has grown from 4,696 customers as of December 31, 2018 to over 7,900 customers as of December 31, 2021 and cover a wide range of industries, including retail, food services, consumer products, telecom and cable, media and entertainment, professional services, financial services, energy and utilities, public sector, manufacturing, travel and hospitality, healthcare and insurance, and technology.
No customer represented more than 10% of our revenue in any of the years ended December 31, 2021, 2020, and 2019.
Support and Training
Although our platform is designed to operate on a self-service basis, we also provide technical support, instruction, and customer service to further our customer experience. We offer professional services to our customers that deliver enablement, hands-on consulting, and fast start programs to ensure successful customer outcomes. In addition, our customer success team provides personalized customer success support to our customer base that includes onboarding and enablement with respect to our platform. Our customer support team is available to assist with questions about installation, licensing, workflow development, technical and functional matters, and our APIs and software development kit. Additionally, we provide our customers with 24x7 global coverage across our product offerings. We also rely on our engaged user community to enhance the support experience of our customers through Alteryx Community.
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
•Alteryx Gallery, which allows users to post and share tools and workflows for others in the Alteryx Community to download and use;
•user groups, which are independent volunteer organizations that provide a platform for users to meet locally throughout the year and provide other users with an opportunity to network with peers and share ideas, experiences, and best practices;
•an avenue for users, customers, and channel partners to share product suggestions with us;
•interactive lessons, live trainings, weekly challenges, hands-on learning through our SparkED program, and an opportunity to become certified via Alteryx Academy; and
•blogs, news and events portals.
We also organize events to engage and foster our user community. At such events, our users, customers, potential customers, and channel partners have the opportunity to network, learn best practices, attend training sessions and workshops, and present their questions and suggestions directly to our software developers, executives, and other employees. We also host roadshows and workshops domestically and internationally with our channel partners to teach our users how self-service data analytics simplifies and automates the analysis of data. Due to the COVID-19 pandemic and where possible, we pivoted to provide certain events virtually, including our global Inspire user conference in May 2021. We have resumed certain in-person events where possible based on our policies and public health guidance.

Human Capital
Alteryx aims to recruit, develop, and retain a diverse, talented, motivated, and dedicated workforce. We are committed to supporting the development of our employees and to continuously building on our strong culture. Rooted in our five core values of Customer First, Accountability, Equality, Integrity, and Empowerment, our employees and our leadership team are focused on a culture of values in action across each dimension of the employee experience. Our management regularly updates our board of directors and its committees on the operation and status of overall human capital trends and the employee-focused activities and initiatives of the company.

Employees and Culture
Our values-based culture is a critical component of our success. Our people are the lifeblood of our company and we strive to create an environment where they can contribute, learn, and grow in their careers in a fun and supportive work environment. Our culture focuses on fostering an environment of feedback, individual and team development through a collaborative and dynamic approach to team composition, and cross-organizational work activities. We foster opportunities for our people to grow in both formal and informal learning environments, inside and outside the company.
Our “Alteryx for Good” program provides our employees with 20 hours of volunteer time each year to partner with charity organizations of their choice to make a difference. The program also provides universities, not-for-profit organizations, government entities and transitioning career professionals the opportunity to obtain access to our platform and learning content to help them achieve their goals.
As of December 31, 2021, we had nearly 2,000 full-time employees located globally in 13 countries. Of these, 1,480 (74%) were located in the United States and Canada, 383 (19%) in Europe, Middle East, and Africa, and 130 (7%) in Asia-Pacific and Japan. Of our employees, 49% support our sales and marketing function, followed by 25% in the research and development function, 18% in general and administrative, and 8% supporting cost of revenue. None of our U.S.-based employees are represented by a labor union or covered by a collective bargaining agreement. International employees in several European countries are covered by collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good, as evidenced by our annual employee engagement survey results.
Diversity and Inclusion
We are committed to creating and maintaining a workplace free from discrimination or harassment on the basis of race, color, citizenship status, religious creed, national origin, ancestry, gender identity, sexual orientation, age, marital status, veteran status, physical or mental disability, medical condition, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and are required to attend annual training on the code of business conduct and ethics and biannual training to help prevent, identify, report, and stop any type of discrimination and harassment.
Our diversity and inclusion council, Alter.Us, encourages employees to engage with and support each other across our employee resource groups, or ERGs. Alter.Us and the ERGs focus on three key priorities: sharing ideas, elevating innovation and promoting authenticity and learning. To facilitate these priorities in 2021, we have hosted several trainings and workshops, including bias and awareness training, listening circles and a Week of Understanding. In 2021, we grew our Corporate Social Responsibility team to champion for the buildout of our ongoing commitment to our diversity, equity, inclusion and belonging, and environmental, social and governance efforts.
Employee Development and Training
We believe that investing in our talent’s growth and development will directly enhance our overall company performance. Employees are encouraged to invest regularly in their own professional development and are provided opportunities to focus on longer term projects. We offer development opportunities through short-term mentoring programs, longer-term leadership development training, frequent live trainings provided by our Learning and Development team on topics such as giving and receiving feedback, change management, leading a hybrid workforce, creating a diverse and inclusive work environment, managing your career, and goal-setting, and on-demand training modules covering a variety of topics that are available at any time through our intranet. In addition, we offer our employees a tuition support program to promote ongoing learning and education at accredited programs and institutions.

Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our people. Our total rewards package includes market-competitive pay, including equity compensation, flexible (unlimited) time off for U.S. employees, competitive paid time off for non-U.S. employees, family forming fertility and adoption benefits, and other comprehensive and competitive global benefits. For example, in the United States, we provide 12 weeks of paid parental leave for all new parents (either through birth or adoption). We have a particular focus on mental health and well-being, reinforced by providing access to a leading mindfulness and meditation application and annual company-wide mental health days. And, for all of our employees, we offer competitive financial benefits and programming focused on aiding our employees with their financial wellness and retirement planning. To foster a stronger sense of ownership and align the interests of employees with our stockholders, we offer equity compensation to employees under our broad-based stock incentive programs and the opportunity for eligible employees to participate in an employee stock purchase plan.
Sales and Marketing
Our sales and marketing teams work closely together to increase market awareness, drive demand for our platform, and cultivate customer relationships to drive revenue growth.
Sales
We sell our platform through our direct sales organization and indirect channel partners both internationally and domestically. Our sales strategy often starts with a “land and expand” sales motion. Prospective customers can download a fully functional free trial of Alteryx Designer from our website and, as a result, become leads for our sales and marketing teams. Generally, our initial deployments with new customers are to individual business analysts focused on a single use case such as data preparation and data blending. These initial deployments frequently expand across departments, divisions, and geographies as additional use cases are identified and deployed, and through word-of-mouth, collaboration, and standardization of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we also employ an enterprise-focused sales motion that identifies and involves members of a customer’s senior management team to accelerate acceptance and adoption of our platform within their organization. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical and business processes.
Our sales organization is comprised of sales teams oriented toward defined market segments. A sales team is comprised of an account executive, sales engineer and supporting resources from our renewals, inside sales, business development, and customer success teams. Our customer success and support organizations are responsible for post-sales training and support, maintaining customer relationships, and renewing existing contracts.
The majority of our domestic sales are through our direct sales organization, with our channel partners having more responsibility for sales to smaller customers. We serve Asia-Pacific, Europe, the Middle East, and Africa, and Latin America regions, and select other emerging countries through our direct sales organization and a variety of partners, including VARs and solution providers. We continue to invest in expanding our business with partners of all types globally. This will enable us to expand our geographic reach, extend to new buying centers within our customers, and integrate well with other companies in the data ecosystem.
Marketing
Our marketing organization is responsible for increasing awareness of and generating demand for our platform, creating high-quality leads for our sales force through a mix of volume demand generation and account-based marketing, and fostering our community of users. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic. These goals are intended to increase downloads of free trials of our platform and encourage use of our free online training, which are integral parts of our customer acquisition process. We utilize a wide range of online and offline marketing initiatives, including our website, social media, paid search, sponsorships, email, webinars, partner events, and field events often with analytic leaders and data scientists. Our annual user conferences play a key role in providing current and prospective customers with a better understanding of our platform through interactions with peers, training, and the highlighting of customer use cases and best practices.

Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts. Our partnerships are primarily with global strategic integrators, solution providers, which include VARs, independent software vendors, and a growing network of OEMs.
Global Strategic Integrators
Our global system integrators include strategic and advisory firms that help drive business activity. For example, PricewaterhouseCoopers LLP, HCL America Solutions Inc., and KPMG LLP have specific practice areas that leverage Alteryx software.
Solution Providers
Our solution providers consist of system integrators, management consulting firms, and VARs. Solution providers bring product expertise and implementation services and best practices to our customers globally. As of December 31, 2021, we had approximately 500 solution providers and VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice while solving complex business challenges and generating repeatable analytic workflows and applications in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
Independent Software Vendors
Independent software vendors consist of cloud and data platforms and solutions and augmented technology offerings that enhance and extend our platform and solutions. We have optimized integrations and solutions for a variety of independent software vendor solutions, data platforms, and software-as-a-service, or SaaS, offerings, including Microsoft Azure Services, Amazon Web Services, Inc., Snowflake Inc., leading robotic process automation, or RPA, solutions, solutions offered by Google, LLC, International Business Machines Corporation, Oracle Corporation, salesforce.com, inc., UiPath, Blue Prism, and SAP SE, and machine learning and artificial intelligence applications. We natively support output to most visual formats such as those offered by Microsoft Corporation, Qlik Technologies, Inc., and Tableau Software, LLC, a Salesforce company.
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 506 employees as of December 31, 2021, was located primarily in California, Colorado, and Massachusetts in the United States as well as the Czech Republic, Ukraine, and Australia, comprises dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.
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
We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Dataiku Ltd., DataRobot, Inc., salesforce.com, inc., and TIBCO Software Inc.
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
•brand awareness and reputation; and
•customer experience, including customer success, professional services, and support.
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

Compliance with Government Regulations
We are subject to various U.S. federal, state, local and foreign laws and regulations, including those relating to data privacy, security and protection, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities and tax. In addition, we may currently or in the future be subject to various laws and regulations relating to the formation, administration, and performance of contracts with our customers in heavily regulated industries and the public sector, which affect how we and our partners do business with such customers. Additional laws and regulations relating to these areas likely will be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on ways we operate our business.
New and evolving laws and regulations, and changes in their enforcement and interpretation, may require changes to our platform, products, services, or business practices, and may significantly increase our compliance costs and otherwise adversely affect our business and results of operations. As our business expands to include additional products and services, and our operations continue to expand internationally, our compliance requirements and costs may increase, and we may be subject to increased regulatory scrutiny. We believe we are currently in material compliance with laws and regulations to which we are subject and do not expect continued compliance to have a material impact on our capital expenditures, earnings, or competitive position. We continue to monitor existing and pending laws and regulations and while the impact of regulatory changes cannot be predicted with certainty, we do not expect compliance to have a material adverse effect on our business or operations.
See the section titled “Risk Factors—We are required to comply with governmental export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.” for additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations.

Corporate Information
We were organized in California in March 1997 as SRC, LLC. We changed our name to Alteryx, LLC in March 2010 and converted into a Delaware corporation in March 2011 under the name Alteryx, Inc. Our principal executive offices are located at 17200 Laguna Canyon Road, Irvine, CA 92618, and our telephone number is (888) 836-4274. Our website address is www.alteryx.com. The information contained on, or that can be accessed through, our website is not incorporated by reference into, and is not a part of, this Annual Report.
Unless the context indicates otherwise, the terms “Alteryx,” “the Company,” “we,” “us,” and “our” refer to Alteryx, Inc., a Delaware corporation, together with its consolidated subsidiaries, unless otherwise noted.
Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Gallery, Alteryx Connect, Alteryx Promote, Alteryx Intelligence Suite, Alteryx Machine Learning, Alteryx Designer Cloud, Alteryx Auto Insights, Semanta, Yhat, ClearStory Data, Feature Labs, Hyper Anna, Lore IO, Trifacta, and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
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
We experienced rapid growth in our recent past and expect to continue to invest in our growth in the future. We employed 1,993 full-time employees as of December 31, 2021 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
During the first year of the COVID-19 pandemic, we temporarily ceased or considerably slowed significant investments in or commitments of administrative, operational, and financial resources to grow our operations, including by limiting expansion into additional countries, enhancements to our infrastructure and systems, and growth of our talent base. With vaccines widely available in the United States and internationally, organizations have begun to resume normal operations and we have resumed significant investments in these and other areas to grow our operations. In the event variants of COVID-19 or other resurgences of COVID-19 require us to again curtail these investments and commitments of resources, or if the effects of the COVID-19 pandemic on us, the economy or our customers continues, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition.
To implement our 2021 sales strategy, we realigned our sales associates to certain market and customer opportunities and reduced our sales force in certain geographies and markets and, as a result, a number of employees with institutional knowledge and expertise are no longer with the company. Any future furlough, layoff or other reduction in force may result in the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We have seen this demand for talent increase among our peers and competitors due to, among other things, the significant growth the technology sector has experienced. We may not be successful, and from time to time, including as a result of the COVID-19 pandemic, have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during the current period of heightened employee attrition in the U.S. and other countries. As we accelerate our hiring, we have incurred and anticipate that we will continue to incur significant costs to attract, hire and retain highly skilled personnel. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand the business and products and achieve target productivity levels. In addition, due to the COVID-19 pandemic, many of our employees continue to work remotely full-time and a significant portion of our employees may continue to work from home for an indefinite period of time as a result of any federal, state or local vaccine, testing or other mandates for employers, any of which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new employees do not become productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted.

As we continue to enter new geographies, we will need to attract, hire, and retain skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. Attracting and hiring personnel in new countries requires additional set up and upfront costs that we may not recover if those personnel fail to achieve full productivity. In addition, a large percentage of our talent is new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively.
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
Employee turnover rates have increased during the COVID-19 pandemic and may continue to be elevated. We may also face integration challenges as we continue to seek to aggressively expand our talent base and as our management team continues to develop its strategic corporate and product vision. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or renewing or increasing sales to our existing customer base, or if the software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business will be adversely affected. More generally, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.
The outbreak and subsequent resurgences of the COVID-19 pandemic around the world has impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
COVID-19 continues to be a global pandemic. In light of the uncertain and evolving situation relating to the spread and resurgences of COVID-19 and its variants, we continue to take certain precautionary measures intended to minimize the risk of the virus to our employees, our customers, and the communities in which we operate, including a remote-friendly work environment and offering virtual options for customer, employee, and industry events, which could negatively impact our business. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, including as a result of the availability, adoption, and efficacy of available vaccines, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. In addition, the COVID-19 pandemic may continue to disrupt the operations of our customers and partners, particularly those located outside of the United States, for an unknown period of time, including as a result of travel restrictions and/or business shutdowns, all of which could negatively impact our business and operating results. If the COVID-19 pandemic and its effects on the economy worsen and our operations are adversely impacted, we also risk a delay, default and/or nonperformance under existing agreements.
Our management team has committed and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to divert, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. Our efforts to re-open our offices safely may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, including as a result of any federal, state or local vaccine, testing or other mandates for employers, and this may present operational and workplace culture challenges that may adversely affect our business.
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
Historically, a significant portion of our field sales and professional services have been conducted in person. While travel restrictions associated with the COVID-19 pandemic have eased, most of our sales and professional services activities continue to be conducted remotely. As a result of the COVID-19 pandemic, we experienced, and may continue to experience, changes in customer buying behavior, including decreased customer engagement, delayed sales cycles, deterioration in near-term demand, and an increased volume of sales occurring in the final weeks of each quarter. As of the date of this Annual Report, we do not yet know the full extent of the negative impact of these changes in buying behavior or our remote sales and services activities on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers have attempted and may attempt in the future to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.
If we are unable to develop and release product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, or if we are unable to develop a successful business model to sell those products and services we have acquired or integrate them into our existing products and services, our business, operating results, and financial condition could be adversely affected.
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

Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction of new products and enhancements, including the introduction of Alteryx Designer Cloud and Alteryx Machine Learning, our first cloud-based products, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may discontinue products and inform customers that these products will no longer be supported or receive updates. To the extent these products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. For example, in 2021, we discontinued the sale of Alteryx Analytics Hub, or AAH.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new Internet standards and technologies or new standards in the field of operating system support emerged that were incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Designer Cloud and Alteryx Machine Learning, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards.
Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While we have released cloud-based products, most of our customers currently deploy our on-premise platform. In May 2021, we announced an Early Access Program for Alteryx Designer Cloud, which offered early access to Alteryx Designer through an Internet browser, and we began limited availability offerings of Alteryx Designer Cloud in September 2021 and Alteryx Machine Learning in October 2021. In February 2022, we made Alteryx Designer Cloud and Alteryx Machine Learning generally available. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results and gross margins.

We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in recent periods, we incurred a net loss in the twelve months ended December 31, 2021, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. While these initiatives resumed in 2021, they may be further delayed or re-evaluated if the COVID-19 pandemic continues, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. In 2017, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, and, in 2020, we announced AAH, which was discontinued in 2021, and Alteryx Intelligence Suite, or AIS. We began limited availability offerings of Alteryx Designer Cloud and Alteryx Machine Learning in 2021, and, in February 2022, we made Alteryx Designer Cloud and Alteryx Machine Learning generally available. Alteryx Designer remains our principal product and our additional products announced since 2017 have achieved varying degrees of success. We cannot be certain that any of these products will generate significant revenue in the future. Accordingly, our business and financial results will likely continue to be substantially dependent on our single software platform.
Acquisitions of, or investments in, other companies, products, or technologies have required, and could continue to require, significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired both Hyper Anna Pty. Ltd. and Lore IO, Inc. in October 2021 to accelerate more functionality in the cloud and improve data discovery capabilities in our platform and we acquired Trifacta Inc. in February 2022 to accelerate the development of an integrated end-to-end, low code/no code analytics automation platform in the cloud. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.

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
•incurrence of acquisition-related costs, including costs related to integration activities;
•difficulty integrating the accounting and information systems, operations, and personnel of the acquired business;
•augmenting the acquired technologies and platforms to the levels that are consistent with our brand and reputation;
•difficulties and additional expenses associated with supporting legacy products and hosting infrastructure of the acquired business;
•challenges converting the acquired company’s revenue recognition policies and forecasting the related revenues, including subscription-based revenues and software license revenues;
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

If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, or maintain the subscription amount or subscription term of renewing customers, our revenue growth could be slower than we expect or our revenue may decline and our business may be harmed.
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
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including sponsorship opportunities and online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.
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
In addition to our direct sales force, we use partners such as technology alliances, solutions providers, global strategic integrators, and VARs to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. For example, we have established strategic alliances with global system integrators to target these and other specific market segments and technology alliances to integrate our products with the complementary products of our partners, and we intend to continue pursuing additional strategic and technology alliance relationships in the future. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected. Our business, operating results, financial condition, or cash flows could also be adversely affected if the anticipated benefits and value of our strategic alliance partnerships are not realized or are not realized in the timeframes anticipated.
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially attractive terms with any such channel partner. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. If we do not succeed in identifying suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
In addition, sales to federal government entities have generally been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to purchase through us or a particular channel partner or renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers noncompliant, improper, or illegal activities.

We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, revenue growth, and market share.
The market for self-service data analytics software is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic processing and modeling tools from Microsoft Corporation, Oracle Corporation, and SAS Institute Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have introduced products and services that are increasingly competitive with our offerings. We could also face competition from new market entrants, some of whom might be our current technology partners, such as Databricks, Inc., DataRobot, Inc., Sisense Inc., and Snowflake Inc. In addition, some business analytics software companies offer data preparation and/or advanced analytic processing and modeling tools that are competitive with some of the features within our platform, such as Dataiku Ltd., salesforce.com, inc., and TIBCO Software Inc.
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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while we have started to release cloud-based products, most of our customers currently use our on-premise platform. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams. If we are unable to make cloud-based products generally available as quickly as may be demanded by the market and which meet the needs and expectations of our customers, we may not be able to compete successfully against our competitors that have or may develop such products, and our business, operating results, and financial condition may be harmed.

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
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown our employee base over the last several years, including through the acquisition of other companies, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic, nearly all of our employees have been working remotely full-time, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. Any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our employees, which could negatively impact our ability to attract and retain our employees and maintain our corporate culture. Further, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.

The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business, financial position, and operating results could be adversely impacted.
The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services and infrastructure. We must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser, hosting, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Many countries in the European Union, a number of other countries, organizations such as the Organization for Economic Co-Operation and Development, or OECD, and the United States have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. On October 8, 2021, the OECD announced that 136 countries and jurisdictions (out of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, or BEPS) agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. A central theme of the OECD’s BEPS recommendation is increased transparency and reporting regarding business models, legal entity structures, and transfer pricing policies used by multinationals. Pillar One provides taxing rights to market jurisdictions on a portion of the residual profits earned by multinational enterprises, or MNEs, with an annual global turnover exceeding €20 billion and 10 percent profitability. Pillar Two requires MNE groups with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. A multilateral convention is anticipated to be signed in 2022, with effective implementation in 2023. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Some of these or other new rules could result in double taxation of our international earnings. Recently, the executive branch of the U.S. federal government and certain tax-writing legislative committees have proposed changes to various tax laws that, if enacted, would, among other things, impose a new global minimum tax on book profits and change existing law pertaining to Global Intangible Low-Taxed Income, or GILTI, Foreign Derived Intangible Income, or FDII, and the crediting of foreign income taxes. We cannot predict when and whether the U.S. will enact any of the proposals, and if so, their impact on our business. Such changes could materially impact our financial condition, results of operations, and cash flows.
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
In October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In May 2021, our Board of Directors appointed a new Chief Revenue Officer. In addition, over the last twelve months, we have added several new senior management employees, including a new Chief Product Officer in February 2021, and appointed our Chief Revenue Officer as President in February 2022. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, this or any future leadership transition may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives, and has the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. Our ability to accurately design and meet service level agreements, or SLAs, for any cloud-based product that we offer is dependent on our qualified product and customer support personnel accurately assessing the capabilities of those new products and our users’ experience of those products. Also, as we integrate new technology from acquisitions into our existing products and services or continue to license it on a standalone basis, we may experience challenges in accurately assessing the capabilities of and providing technical support for those integrated or standalone products. Any failure to meet our customer’s expectations and our contractual requirements could negatively affect our operating results and negatively impact our customers’ experience. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for support, without corresponding revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
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
Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose errors, compatibility issues, failures, or bugs in our software. From time to time, we have identified, and in the future we may identify other, vulnerabilities in our platform, which we may not be able to timely address and remediate. These vulnerabilities could cause our platform to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our platform to customers. We devote significant resources to address security vulnerabilities through engineering a more secure platform, extensively testing our platform, enhancing security and reliability features in our products and systems, and deploying updates to address security vulnerabilities, but security vulnerabilities cannot be eliminated. The cost of these and other steps could reduce our operating margins and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could also result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we will process, store and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as user names or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, many of our employees have been working remotely full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services.
Any actual or perceived security breach or compromise or failure of our or our third-party partners’ systems, networks, data or confidential information could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationships with us, subjecting us to costly notification and remediation requirements, or harming our brand. For example, in 2018, we were subject to lawsuits filed against us related to potential access to a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. While these lawsuits were ultimately resolved in 2018, future litigation or similar proceedings may not be resolved favorably and we could be liable to third parties for security breaches, which could adversely affect our business or operations.

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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers, current and former employees and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization’s environment. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that an update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state and local government agencies, educational institutions and several private companies and governments around the world. In July 2021, Kaseya Ltd., a managed service provider, notified its customers that its software management system had been compromised and, as a result, ransomware was introduced into the information technology infrastructures of certain of its customers, disabling their computers until a ransom payment was made. While we do not believe we were affected by either incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. In December 2021, the Apache Software Foundation, or Apache, publicly disclosed a remote code execution, or RCE, vulnerability in its Log4j 2 product, or Log4j, an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, Apache disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware or take control of the target's system. Certain applications in our product suite and infrastructure did utilize the affected versions of Log4j. Although we believe we identified and remediated the known Log4j vulnerabilities, the risk of additional vulnerabilities and potential attacks related to this issue may continue for several months given the complexity and widespread nature of the situation. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
Continued adoption of our platform depends in part on the ability of our existing and potential customers to access our platform within a reasonable amount of time. We have experienced, and may in the future experience, disruptions, data loss, outages, and other performance problems with our infrastructure and website due to a variety of factors, including infrastructure changes, introductions of new functionality, human or software errors, capacity constraints, denial of service attacks, or other security-related incidents. If our platform is unavailable or if our users and customers are unable to access our platform within a reasonable amount of time, or at all, we may experience a decline in renewals, damage to our brand, or other harm to our business. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business, operating results, and financial condition could be adversely affected. As we continue to develop and scale cloud-based offerings, the foregoing will become more likely and the results of any disruptions and performance problems could more significantly and negatively impact us and our customers who have subscribed to our cloud-based offerings.
A significant portion of our critical business operations are concentrated in the United States. For instance, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility in Colorado has experienced outages. Such disruptions or failures could also include a major earthquake, blizzard, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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
•cause us to be in breach of our contractual obligations and result in our customers terminating their subscriptions or seeking service credits for uptime violations under applicable SLAs;
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
Our software contains third-party open source software components, and failure to comply with the terms of the underlying open source software licenses could restrict our ability to sell our software.
Our software incorporates open source software code. An open source license allows the use, modification, and distribution of software in source code form. Certain kinds of open source licenses further require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. Using software that is subject to this kind of open source license can lead to a requirement that our software be provided free of charge or be made available or distributed in source code form. Although we do not believe our software includes any open source software in a manner that would result in the imposition of any such requirement, the interpretation of open source licenses is legally complex and, despite our efforts, it is possible that our software could be found to contain this type of open source software.

Moreover, we cannot assure you that our processes for controlling our use of open source software in our software will be effective. If we have not complied with the terms of an applicable open source software license, we could be required to seek licenses from third parties to continue offering our software on terms that are not economically feasible, to re-engineer our software to remove or replace the open source software, to discontinue the sale of our software if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make generally available the source code for our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title, performance, non-infringement, or controls on origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our software.
Responding to any infringement claim, regardless of its validity, or discovering the use of certain types of open source software code in our software could harm our business, operating results, and financial condition, by, among other things:
•resulting in time-consuming and costly litigation;
•diverting management’s time and attention from developing our business;
•requiring us to pay monetary damages or enter into royalty and licensing agreements that we would not normally find acceptable;
•causing delays in the deployment of our software;
•requiring us to stop selling some aspects of our software;
•requiring us to redesign certain components of our software using alternative non-infringing or non-open source technology or practices, which could require significant effort and expense;
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
Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. For example, ASC 606 became effective for our annual reporting period for the year ended December 31, 2018 and had a material impact on our operating results for the year ended December 31, 2018. ASC 606 also became effective for Trifacta for its annual reporting period for the year ended January 31, 2021. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. We may also incur increased costs and expenses in assessing the application of ASC 606 to the Trifacta business both in periods prior to the closing of the acquisition and in future periods as we integrate Trifacta into our own financial reporting.
We also implemented changes to our accounting processes, internal controls, and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. Our contracts with customers often include multiple performance obligations and we allocate the transaction price to the various performance obligations based on standalone selling price. Revenue is recognized when we satisfy each performance obligation, which can occur throughout the contract period. If we determine to add or remove any performance obligations from our products in the future, the timing and pattern of revenue recognition for our contracts with customers could materially change, resulting in either a larger or smaller portion of the total transaction price being recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. As we introduce cloud-based offerings, the pattern of revenue recognition could differ from the pattern of revenue recognition related to our legacy on-premise products. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly or inconsistently than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance or our privacy policies, could adversely affect our business.
Certain of our business operations, including the delivery of our platform, involve the processing, storing, and transmitting of personal data that is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The scope and volume of user personal data that we collect and store through our platform, networks, and other systems, as well as the storage of customer data, is increasing significantly as we release cloud-based offerings. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. Any actual or perceived loss, improper retention or misuse of information or alleged violations of laws and regulations relating to privacy, data protection and data security, and any relevant claims, could result in an enforcement action against us, including fines, imprisonment of company officials, public censure (with or without a consent decree or finding by supervisory authorities), claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving definitions of personal data within the European Union, the United States, and globally, especially relating to the treatment of internet protocol addresses, machine or device identifiers, location data, and other potentially identifying information as personal data, may limit or restrict our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such user data. Some jurisdictions further require that certain types of data be retained on servers located within the jurisdiction, which could increase our compliance costs and slow expansion to new regions. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, guidance of supervisory authorities, policies, industry standards, contractual obligations or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation and inhibit adoption of our products by current and future customers, and may adversely affect our business, financial condition, and operating results.

As the use of digital information continues to evolve, regulation by federal, state, and foreign governments or agencies in the areas of data privacy and data security is likely to increase. In the United States, for example, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. In the event our platform or other products process protected health information uploaded by our customers, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities, supervisory authorities, or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data or security practices, any of which could have a material adverse effect on our business, operating results, and financial condition.
Various local, state, federal, and international laws, directives, and regulations, as well as resulting guidance by supervisory authorities, apply to the collection, use, retention, protection, disclosure, transfer, and processing of personal data. These data protection and privacy laws, regulations, and guidance by supervisory authorities continue to evolve and federal, state and foreign legislative or regulatory bodies may enact new or additional laws, regulations, and guidance concerning privacy and data protection that could adversely impact our business. Complying with varying privacy and data protection requirements at all applicable local, state, federal and international levels could cause us to incur substantial costs or require us to change our business practices, either of which could adversely affect our business and operating results. Such laws are becoming more rigorous with regulators applying more scrutiny resulting in inconsistent and conflicting interpretations or supplemental regulations that may result in our not being in technical compliance from one jurisdiction to another. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent data protection requirements, including mandating extensive documentation requirements and implementation of internal and external procedures to comply with certain privacy rights granted to individuals. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance develops, all of which may adversely affect our revenue and our business overall. In addition, the GDPR sets forth explicit limitations on transfers of personal data from the European Economic Area, or EEA, to the United States and other jurisdictions that the European Commission does not recognize as having “adequate” data protection laws, absent an approved data transfer mechanism. For example, on July 16, 2020, the Court of Justice of the European Union issued a decision invalidating the EU-US Privacy Shield framework, which many United States companies had relied upon to legitimize the transfer of personal data from the European Union to the United States, on the grounds that the EU-US Privacy Shield failed to offer adequate protections to EU personal data transferred to the United States. While the Court of Justice upheld the use of other data transfer mechanisms, such as the Standard Contractual Clauses, the decision has led to some uncertainty regarding the use of such mechanisms for data transfers to the United States, and the court made clear that reliance on Standard Contractual Clauses alone may not necessarily be sufficient in all circumstances.
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
Additionally, the U.K. implemented the Data Protection Act, effective May 2018 and statutorily amended in 2019, that contains provisions, including its own derogations, for how the GDPR is applied in the U.K. However, the U.K.’s departure from the European Union following Brexit (as defined below) means that the new Standard Contractual Clauses (which apply to transfers of personal data from the European Union to the United States, or to other countries for which an approved transfer mechanism is required by the GDPR, after September 27, 2021) will not apply to restricted transfers of personal data from the U.K. Companies may continue to use the previous Standard Contractual Clauses (as adopted and modified by the U.K.’s data protection supervisory authority) until such time as the U.K. finalizes its own version of the clauses or adopts an amendment to the European Union’s new Standard Contractual Clauses. In the meantime, and in the event of the finalization of a separate transfer mechanism for personal data originating in the U.K., we will have to maintain different contractual and data privacy obligations to ensure compliance with all applicable laws and regulations, which may require us to implement additional safeguards that could increase our compliance costs, expose us to further regulatory scrutiny and liability, and adversely affect our business.
We depend on a number of third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we generally attempt to mitigate the associated risks of using third parties by, among other things, performing security assessments, entering into contractual arrangements to ensure that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA or the U.K to such third parties, we do so while considering the relevant data export requirements, as described above. There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.
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
Several states have also enacted new data privacy laws. For example, California enacted the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures and individual privacy rights to California consumers, and to afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on January 1, 2020 and became enforceable by the California Attorney General on July 1, 2020. The CCPA has been amended on multiple occasions, with additional clarifications going into effect on August 14, 2020 and the regulation most recently amended on March 15, 2021. However, aspects of the CCPA and its interpretation remain unclear. The CCPA’s mandate is significant and may require us to modify our data processing practices, consumer notices and response capabilities, and our policies and to incur substantial costs and expenses in an ongoing effort to comply. Moreover, the California Privacy Rights Act, or the CPRA, was approved by California voters in connection with the November 2020 election. The CPRA creates obligations relating to consumer data collected after January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning January 1, 2023. The CCPA requires (and the CPRA will require) covered companies to, among other things, provide new disclosures to California consumers, and affords such consumers new privacy rights such as the ability to opt out of certain sales or sharing of personal information and expanded rights to access and require deletion of their personal information, as well as to receive detailed information about how their personal information is collected, used, and shared. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation. Potential uncertainty surrounding the CCPA and CPRA may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and our operating results. The CCPA has also prompted a number of proposals for new federal and state privacy legislation that, if passed, could increase our potential liability, increase our compliance costs and adversely affect our business. Two additional states have recently passed comprehensive personal information laws: Virginia’s Consumer Data Protection Act, which goes into effect on January 1, 2023, and the Colorado Privacy Act, which goes into effect on July 1, 2023. As of January 2022, fourteen other states have active privacy or data protection bills (including four in New York) in active legislative review. As we deploy cloud-based products and business models into our operations, the scope and applicability of the foregoing and any future privacy and data protection laws and regulations to our business will increase and the consequences of any related failures or breaches will become more severe.
We make public statements about our use and disclosure of personal data through our privacy policy, information provided on our website, and press statements. Although we endeavor to ensure that our public statements are complete, accurate and fully implemented, we may at times fail to do so or be alleged to have failed to do so. We may be subject to potential regulatory or other legal action if such policies or statements are found to be deceptive, unfair, or misrepresentative of our actual practices. For instance, in the U.S., the Federal Trade Commission, or FTC, Act grants the FTC authority to enforce against unfair or deceptive practices, which the FTC has interpreted to require companies’ practices with respect to personal information comply with the commitments posted in their privacy policies. In addition, from time to time, concerns may be expressed about whether our products and services compromise the privacy of our users and others. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or with any legal or regulatory requirements, standards, certifications or orders or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services.
Furthermore, enforcement actions and investigations by regulatory authorities related to data security incidents and privacy violations continue to increase. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions and proceedings by data protection authorities. When such events occur, our reputation may be harmed, we may lose current and potential users and the competitive position of our brand might be diminished, any of which could materially adversely affect our business, operating results, and financial condition. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations and standards or new interpretations or applications of existing laws, regulations and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges or severe criminal or civil sanctions, any of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

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
From time to time, we have been subject to litigation, including class action litigation. The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act changes certain provisions of the Tax Cuts and Jobs Act of 2017, or Tax Act. Under the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Under the Tax Act, as modified by the CARES Act, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the Tax Act was modified by the CARES Act. On June 29, 2020, California Senate Bill 85, or S.B. 85, was signed into law. S.B. 85 suspends NOL deductions in each of 2020, 2021 and 2022 when a taxpayer has more than $1 million of taxable income before the application of NOLs. S.B. 85 also limits tax credits to $5 million for each taxpayer for the same tax years to reduce their California income tax liability in 2020, 2021 and 2022, respectively. Both the NOL and credit provisions capped by the annual limits in 2020, 2021, or 2022 have an extended carryover period for each year the limit applies. Therefore, if we have more than $1 million of California taxable income in 2022, the application of NOLs and credits would be limited by the new legislation.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile during and as a result of the COVID-19 pandemic and other circumstances often unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

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
As a result of meeting certain conditional conversion criteria during the three months ended December 31, 2021, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending March 31, 2022. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of December 31, 2021.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of a series of Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the diluted earnings per share calculation in certain areas. We plan to adopt this standard effective as of January 1, 2022 using the modified retrospective method. Our current assessment is that the utilization of the treasury stock method will no longer be appropriate under our circumstances and we will utilize the if-converted method upon adoption of the new standard, which will adversely affect our diluted earnings per share calculation.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through December 31, 2021. In addition to factors discussed in this Annual Report, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•rising inflation and our ability to control costs, including our operating expenses;
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 67.5 million shares of our Class A and Class B common stock outstanding as of December 31, 2021. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2021, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of December 31, 2021, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Over the last decade, including during and as a result of the COVID-19 pandemic, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial developments seemingly unrelated to us or the software industry may harm us. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities, and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in, and continues to result in, travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we monitor the situation, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the extent of the impact that the COVID-19 pandemic has had or could have on our business, as the impact will depend on future developments, including but not limited to continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted.
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
Natural disasters or other catastrophic events may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, political turmoil, warfare, or terrorist attacks in Ukraine, including as a result of the ongoing and escalating tensions between Ukraine and Russia, could negatively affect our employees in the region and our business and result in delays in development of our platform. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires. Additionally, all the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
Through February 13, 2022, our corporate headquarters were located in Irvine, California, where we occupied facilities totaling approximately 70,000 square feet under a lease agreement that expires in August 2025. Effective February 14, 2022, we transitioned our corporate headquarters to a new facility in Irvine, California, where we occupy facilities totaling approximately 180,000 square feet. Our new headquarters are fully available for occupancy and we are in the process of moving our local employees and equipment to these new facilities. We expect to cease use of our prior corporate headquarters by or in the second quarter of 2022. We also maintain offices in California, Colorado, Massachusetts, Michigan, New York and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom.
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
Holders of Record
As of February 8, 2022, there were 26 registered holders of our Class A common stock and 13 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021 and is incorporated herein by reference.

Stock Performance Graph
The following performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The chart compares the cumulative return on our Class A common stock with that of the NYSE Composite Index, the NASDAQ Computer and Data Processing Services Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on March 24, 2017, which was our initial trading day, in our Class A common stock, and in each of the previously mentioned Indexes, and assumes the reinvestment of any dividend. Beginning in 2021, the NASDAQ Computer Index replaces the NASDAQ Computer and Data Processing Index in our analysis as the NASDAQ Computer and Data Processing Index data is no longer readily obtainable by us. The stock price performance reflected in the performance graph is not necessarily indicative of future stock performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020. A discussion regarding our financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operation,” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021.

Overview
We are a leader in Analytic Process Automation, or Alteryx APA. The Alteryx APA software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
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
Highlights from Fiscal Year 2021
•Generated total revenue of $536.1 million during fiscal year 2021, an 8% increase from fiscal year 2020.
•Ended the fiscal year 2021 with cash, cash equivalents, and short-term and long-term investments of $1.0 billion, compared with $1.0 billion as of December 31, 2020. Generated $63.2 million in cash flow from operations during fiscal year 2021, compared to $74.8 million generated during the prior year.
•Ended the fourth quarter of 2021 with Annual Recurring Revenue of $638.0 million, a 30% increase from the fourth quarter of 2020.
•Acquired Hyper Anna Pty. Ltd. and Lore IO, Inc. to augment our development team and bring new technologies to enhance the functionality of our platform.
•Introduced limited availability offerings of Alteryx Machine Learning and Alteryx Designer Cloud, the latest innovations that extend the functionality of the Alteryx APA platform.
•Announced strategic alliances with KPMG LLP and made our platform available to customers on AWS Marketplace to accelerate adoption of APA.
COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which continues to spread throughout the U.S. and the world and has resulted in authorities implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic has had or will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, any resurgences of the pandemic locally or globally, and the evolution and impact of COVID-19 variants, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these factors, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide were closed from March 2020 through May 2021. Beginning in June 2021 and continuing into the three months ended December 31, 2021, as conditions have improved, vaccination rates have increased, and local authorities have permitted, we have opened most of our offices worldwide. Those offices that are currently open have various restrictions still in place, including with respect to social distancing and mask wearing, and have enhanced cleaning protocols. Although our offices have begun to open for employees to return on a voluntary basis, most of our employees continue to work remotely either on a part-time or full-time basis and we are still developing plans on when and how to bring a larger portion of our workforce back to the office. We have also started reducing restrictions on domestic travel and have seen increases in travel in the three months ended December 31, 2021. International travel, however, remains heavily restricted. While the evolution of the processes and policies we have implemented to our operations may result in inefficiencies, delays and additional costs in our product development, sales, marketing, and customer support efforts, as of the date of this filing, we do not believe our work from home protocol has materially adversely impacted our internal controls, financial reporting systems or our operations. In February 2022, we transitioned our corporate headquarters to our new facilities in Irvine, California. Although the impact of the pandemic on the commercial real estate market is still evolving, the increase in work-from-home arrangements and continued restrictions imposed by local authorities over the use of office space could impair our ability to find viable subtenants for our existing corporate headquarters, which could result in additional costs when we cease use of that space.
In response to the COVID-19 pandemic, we implemented plans to manage our costs in 2020, including by limiting the addition of new employees and third-party contracted services, curtailing most travel expense except where critical to the business, and limiting discretionary spending. In 2021, we resumed increased investment in administrative, operational, and financial resources to grow our operations, including through enhancements to our infrastructure and systems and recruiting new employees. We intend to continue these activities, but to the extent any business disruption continues for an extended period, additional cost management actions may be considered. Although we monitor the situation and may adjust our current policies as more information and public health guidance become available, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Because our products are offered as subscription-based licenses and a portion of that revenue is recognized over time, the effect of the pandemic may not be fully reflected in our operating results until future periods. Further, the COVID-19 pandemic and its impact on us and the economy significantly limited our ability to forecast our future operating results, including our ability to predict revenue and expense levels. Our competitors may have experienced similar or different impacts as a result of the COVID-19 pandemic, which could result in changes to our competitive landscape. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and operating results. We will continue to evaluate the nature and extent of the impact of the COVID-19 pandemic to our business. See Part I, Item 1A. Risk Factors of this Annual Report for further discussion of the possible impact of the COVID-19 pandemic on our business.

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
Expansion and Further Penetration of Our Customer Base. We often employ a “land and expand” business model that focuses on efficiently acquiring new customers and growing our relationships with existing customers over time. Our current and future revenue growth and our ability to sustain profitability is dependent upon our ability to continue landing new customers and expanding the adoption of our platform by additional users within their organizations. We have increased our number of customers from 7,083 at December 31, 2020 to 7,936 at December 31, 2021. We have maintained a net expansion rate in excess of 119% in each of the periods presented. See Dollar-Based Net Expansion Rate within this Management’s Discussion and Analysis of Financial Condition and Result of Operations for additional information.
International Expansion. We have continued to focus on international markets. For the years ended December 31, 2021, 2020, and 2019, we derived 32%, 32%, and 29% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant, and should continue to expand as organizations outside the United States seek to adopt self-service platforms as we have experienced with our existing customers. To capitalize on this opportunity, we intend to continue to invest in growing our presence internationally.
Investment in Growth. Operating expenses have increased from $340.8 million for the year ended December 31, 2019 to $616.6 million for the year ended December 31, 2021 as we continued investing in our business so that we can capitalize on our market opportunity. Full-time headcount has increased over this same time period from 1,291 employees to 1,993 employees. We intend to continue to add headcount to our global sales and marketing teams to acquire new customers and to increase sales to existing customers. We intend to continue to add headcount to our research and development team to extend the functionality and range of our platform by bringing new and improved products and services to our customers. We believe that these investments will contribute to our long-term growth, although they may adversely affect our operating results in the near term.
Market Adoption of Our Platform. A key focus of our sales and marketing efforts is to continue creating market awareness about the benefits of our platform. Although the COVID-19 pandemic restricted our ability to hold in-person user conferences, which had grown to three annual events worldwide and over 6,400 attendees in 2019, we have utilized and may continue to utilize various forms of digital, virtual, and hybrid events to continue to create market awareness, including our first global Inspire user conference, which was held virtually and had approximately 10,000 attendees. While we cannot predict customer adoption rates and demand, the future growth rate and size of the self-service data analytics market, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree to and speed with which organizations adopt self-service data analytics solutions and our platform.
Acquisitions. Our business strategy has included acquiring other complementary products, technologies, and/or talent that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, and augment the technical capabilities of our talent. In October 2021, we acquired Hyper Anna Pty. Ltd. and Lore IO, Inc. to augment our development team and bring new technologies to enhance the functionality of our platform. The consolidated financial statements include the results of operations of all of our acquired companies commencing as of their respective acquisition dates. See Note 4, Business Combinations, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these acquisitions.

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021
Customers	6,443	6,714	6,955	7,083	7,214	7,405	7,689	7,936
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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021
Dollar-based net expansion rate	128%	126%	124%	122%	120%	120%	119%	119%

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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31, 2020	Jun. 30, 2020	Sep. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021
Annual recurring revenue	$404.9	$432.3	$449.5	$492.6	$512.7	$547.6	$578.6	$638.0
Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform to new customers and additional licenses to existing customers. Subscription fees are based primarily on the number of users of our platform. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. We recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion of revenue ratably over the subscription term. Our subscription agreements generally provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Revenue from professional services represented less than 5% of revenue for each of the years ended December 31, 2021, 2020, and 2019. In addition, due to our “land and expand” business model, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers. In the fourth quarter of 2021, we released, on a limited availability basis, Alteryx Machine Learning and Alteryx Designer Cloud, which are hosted on Alteryx owned infrastructure. Revenue related to these products was not material for the year ended December 31, 2021.
For a description of our revenue recognition policies, see the section titled “Critical Accounting Estimates” within this Management’s Discussion and Analysis of Financial Condition and Result of Operations.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in a third-party data center, licenses of third-party syndicated data, amortization and impairment of intangible assets, subcontractor costs for providing enablement and training services to existing customers, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.
We allocate shared overhead costs such as information technology infrastructure, rent, and occupancy charges in each expense category based on headcount in that category. As such, certain general overhead expenses are reflected in cost of revenue.

We intend to continue to invest additional resources in our cloud infrastructure. We expect that the cost of third-party data center hosting fees will increase over time as we continue to expand our cloud-based offering. In addition, we expect to continue to invest in our customer success organization, including through broad-based wage increases to improve retention and productivity, which will result in increased employee-related costs.
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
Research and development. Research and development expense consists primarily of employee-related costs for our research and development employees, depreciation of equipment used in research and development, third-party contractors, and related allocated overhead costs. We expect research and development expenses to continue to increase in absolute dollars for the foreseeable future as we continue to increase the functionality and otherwise enhance our platform and develop new products and services, including through broad-based wage increases to improve retention and productivity, which will result in increased employee-related costs. However, we expect research and development expense to decrease as a percentage of revenue over the long term, although research and development expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
Sales and marketing. Sales and marketing expense consists primarily of employee-related costs for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, marketing, and management. Marketing programs consist of advertising, promotional events, such as our annual user conferences, corporate communications, brand building, and product marketing activities, such as online lead generation.
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff and our annual user conferences, will affect our sales and marketing expense in the period in which each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally, including through broad-based wage increases to improve retention and productivity, which will result in increased employee-related costs, and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
General and administrative. General and administrative expense consists primarily of employee-related costs for our executive officers and finance, legal, human resources, IT and security, and administrative personnel, professional fees for external legal, accounting, and other consulting services, including those incurred in connection with our business combinations, changes in the fair value of contingent consideration, and related allocated overhead costs. We expect general and administrative expense to continue to increase in absolute dollars for the foreseeable future as we continue to invest in our growth, including through broad-based wage increases to improve retention and productivity, which will result in increased employee-related costs, as well increased legal, audit, and consulting fees associated with corporate transactions, such as our recent acquisitions. However, we expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.

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
Results of Operations for the Years Ended December 31, 2021, 2020 and 2019

	Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
	(in thousands, except percentages)
Revenue:
Subscription-based software license	$203,960	38%	$237,035	48%	$229,194	55%
PCS and services	332,175	62	258,273	52	188,716	45
Total revenue	536,135	100	495,308	100	417,910	100
Cost of revenue(1):
Subscription-based software license	4,967	1	5,125	1	3,923	1
PCS and services	50,786	9	38,714	8	35,228	8
Total cost of revenue	55,753	10	43,839	9	39,151	9
Gross profit	480,382	90	451,469	91	378,759	91
Operating expenses:
Research and development (1)	132,420	25	101,117	20	69,100	17
Sales and marketing (1)	334,480	62	252,820	51	191,735	46
General and administrative (1)	149,747	28	101,439	21	79,943	19
Total operating expenses	616,647	115	455,376	92	340,778	82
Income (loss) from operations	(136,265)	(25)	(3,907)	(1)	37,981	9
Interest expense	(39,208)	(8)	(38,119)	(8)	(21,844)	(5)
Other income (expense), net	(2,058)	—	14,382	3	10,434	2
Loss on induced conversion and debt extinguishment	—	—	(1)	—	(20,507)	(5)
Income (loss) before provision for (benefit of) income taxes	(177,531)	(33)	(27,645)	(6)	6,064	1
Provision for (benefit of) income taxes	2,150	1	(3,271)	(1)	(21,079)	(5)
Net income (loss)	$(179,681)	(34)%	$(24,374)	(5)%	$27,143	6%

(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2021	% of Total Revenue	2020	% of Total Revenue	2019	% of Total Revenue
	(in thousands, except percentages)
Cost of revenue	$6,421	1%	$2,550	1%	$1,634	—%
Research and development	28,903	5	18,388	4	6,954	2
Sales and marketing	40,519	8	28,463	6	12,659	3
General and administrative	48,222	9	25,515	5	11,878	3
Total	$124,065	23%	$74,916	15%	$33,125	8%
Revenue

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$203,960	$237,035	$(33,075)	(14.0)%
PCS and services	332,175	258,273	73,902	28.6%
Total Revenue	$536,135	$495,308	$40,827	8.2%
The decrease in subscription-based software license revenue for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to a decrease in average contract term length between periods, resulting in less upfront revenue, as fewer multi-year deals were sold during the year ended December 31, 2021 as compared to the year ended December 31, 2020. This is partially offset by stronger demand in the current year for one-year deals resulting in an increase in sales based on average contract value.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increases in PCS and service revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between December 31, 2020 and December 31, 2021. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. However, as a result of a decision to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, we anticipate that, starting in the first quarter of 2022, a larger portion of the contract value of our sales of software subscriptions will be recognized upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later.
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
United States	$365,050	$338,190	$26,860	7.9%
International	171,085	157,118	13,967	8.9%
Total Revenue	$536,135	$495,308	$40,827	8.2%

Cost of Revenue and Gross Margin

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$4,967	$5,125	$(158)	(3.1)%
PCS and services	50,786	38,714	12,072	31.2%
Cost of revenue	$55,753	$43,839	$11,914	27.2%
Gross margin	89.6%	91.1%
Cost of revenue increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation expense of $10.6 million due to an increase in headcount, merit and market-based salary increases as well as additional stock awards granted to new hires and as part of our annual equity refresh programs to existing employees. Additionally, there was an increase in consulting and outsourced labor costs of $1.7 million due to increased use of subcontractors to provide enablement and training services to existing customers, and $1.0 million in higher amortization expenses associated with acquired technology from our recent business combinations. These increases were offset by a decrease in impairment expenses as we recorded a non-cash impairment charge in 2020 of $2.0 million related to certain developed technology as a result of our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
As of December 31, 2021, we had 160 cost of revenue personnel compared to 101 as of December 31, 2020.
Gross margin decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in cost of revenue as described above as we continued to invest in our customer success and support teams to drive better product enablement and training with our customers. In addition, gross margin is impacted by the slowdown in revenue growth related to the decrease in average contract term length as noted above.
Research and Development

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Research and development	$132,420	$101,117	$31,303	31.0%
Research and development expense increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation expense, of $20.9 million resulting from an increase in headcount, merit and market-based salary increases, as well as additional stock awards granted to new hires and as part of our annual equity refresh programs to existing employees. In addition, there was an increase of $7.5 million in consulting and professional fees to assist in certain development projects, as well as higher information technology and overhead costs of $2.3 million primarily associated with the procurement of additional software licenses and web services.
As of December 31, 2021, we had 506 research and development personnel compared to 366 as of December 31, 2020.
Sales and Marketing

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$334,480	$252,820	$81,660	32.3%

Sales and marketing expense increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $44.1 million. The overall increase in employee-related costs was a result of the timing of when employees were hired, merit and market-based salary increases, and additional stock awards granted to new hires and as part of our annual equity refresh programs to existing employees. The increase was also attributable to an increase of $18.9 million in marketing programs due in part to our brand awareness campaigns such as the ongoing sponsorship of McLaren Racing and other digital marketing programs. In addition, the increase in sales and marketing expense related to costs associated with our annual Inspire user conference that was held virtually in 2021, while we did not hold the event in 2020 due to the COVID-19 pandemic. The increase in sales and marketing costs was also driven by an increase of $8.7 million in information technology and overhead expenses as a result of office expansion and fit outs, including our new corporate headquarters, and procuring additional information technology equipment to support the increased headcount, and an increase of $8.6 million associated with consulting and outsourced labor related to fees paid to channel partners and contractors to extend the reach of our sales and marketing programs.
As of December 31, 2021, we had 970 sales and marketing personnel compared to 746 as of December 31, 2020.
General and Administrative

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$149,747	$101,439	$48,308	47.6%
General and administrative expense increased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to an increase in employee-related costs, including stock-based compensation, of $37.6 million due to an increase in headcount, merit and market-based salary increases, and additional stock awards granted to new hires and as part of our annual equity refresh programs to existing employees. In addition, the increase was due to an increase in consulting and outsourced labor of $7.1 million primarily due to higher legal and accounting professional services fees related in part to our acquisition activity in 2021, and increased use of subcontractors in our human resources and project management departments to support our hiring plans, as well as an increase in overhead costs of $3.9 million due to office expansion and fit outs, including our new corporate headquarters.
As of December 31, 2021, we had 357 general and administrative personnel compared to 256 as of December 31, 2020.
Interest Expense

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(39,208)	$(38,119)	$(1,089)	2.9%

Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively. Interest expense fluctuation remained relatively flat year-over-year, with the increase in the year ended December 31, 2021 as compared to the year ended December 31, 2020 related to the amortization of debt discount and issuance costs from the prior year increasing the carrying value of the Notes.
Other Income (Expense), Net

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Other income (expense), net	$(2,058)	$14,382	$(16,440)	*

*	Not meaningful

Other income (expense), net decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily related to a decrease in investment income of $8.1 million due to lower interest rates and a more conservative investment mix, as well as an increase in loss from foreign currency remeasurement of $8.2 million due to fluctuations in the United States Dollar as compared to other major currencies in which we transact.
Provision for (Benefit of) Income Taxes

	Year Ended December 31,		2021 vs 2020
	2021	2020	$ Change	% Change
	(in thousands, except percentages)
Provision for (benefit of) income taxes	$2,150	$(3,271)	$5,421	*

*	Not meaningful
The change in the provision for (benefit of) income taxes for the year ended December 31, 2021 as compared to the year ended December 31, 2020 was primarily due to the reversal of deferred tax liabilities of $5.6 million and establishing a valuation allowance against net U.S. deferred tax assets in 2020.
Liquidity and Capital Resources
A discussion of our liquidity and capital resources for the year ended December 31, 2019 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included in our Annual Report on Form 10-K for the year ended December 31, 2019, filed with the SEC on February 14, 2020.

	As of December 31,		$ Change
	2021	2020
	(in thousands)
Cash and cash equivalents and short-term and long-term investments	$1,002,462	$1,022,136	$(19,674)
Working capital	$523,979	$704,286	$(180,307)
Cash and marketable securities decreased for the year ended December 31, 2021 as compared to the year ended December 31, 2020 primarily due to capital expenditures, including our business acquisitions. Working capital decreased due to a change in investment mix between short-term marketable securities and long-term marketable securities, as well as an increase in deferred revenue due to higher billings in the current year as well as a decrease in average contract term. We had $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities as of each of December 31, 2021 and December 31, 2020, with approximately $972.3 million and $1.0 billion, respectively, held domestically.
In the short term, we believe our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital requirements and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, the expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
Our principal uses of cash are funding our operations and other working capital requirements, including the following contractual and other obligations.

Business Acquisitions
On February 7, 2022, as discussed in Note 19, Subsequent Events, we acquired 100% of the outstanding equity of Trifacta, Inc., or Trifacta, pursuant to an Agreement and Plan of Merger, dated January 6, 2022, or the Trifacta Merger Agreement. The aggregate consideration payable in exchange for all of the outstanding equity interests of Trifacta was approximately $400.0 million in cash, subject to customary adjustments set forth in the Trifacta Merger Agreement.
Debt
As of December 31, 2021, we had an aggregate principal amount of $884.7 million of convertible senior notes, of which $84.7 million is convertible at the option of the holders as of December 31, 2021 and classified as current liabilities on our consolidated balance sheets. Interest payments of $6.4 million related to our convertible senior notes are due within the next twelve months. See Note 9, Convertible Senior Notes, for additional information on the convertible senior notes.
Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, Michigan, New York, and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2029. As of December 31, 2021, we had fixed minimum lease payments of $111.5 million, of which $24.0 million is due in the next twelve months.
Other Obligations
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services, including non-cancelable agreements for software licenses, royalty agreements, advertising, and other marketing activities. As of December 31, 2021, we had purchase obligations of $91.4 million, of which $67.4 million is due in the next twelve months.
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
We do not have any relationships with unconsolidated entities or financial partnerships, such as structure finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2021	2020	2019
	(in thousands)
Net cash provided by operating activities	$63,159	$74,782	$34,192
Net cash used in investing activities	$(66,885)	$(311,846)	$(277,131)
Net cash provided by (used in) financing activities	$(14,075)	$(1,496)	$563,846

Operating Activities
Our net income (loss) and cash flow from operating activities are significantly influenced by our investments in headcount and infrastructure to support anticipated growth.
For the year ended December 31, 2021, net cash provided by operating activities was $63.2 million. Net cash provided by operating activities primarily reflected net non-cash activity of $195.8 million and a change in operating assets and liabilities of $47.1 million, offset in part by a net loss of $179.7 million.
For the year ended December 31, 2020, net cash provided by operating activities was $74.8 million. Net cash provided by operating activities primarily reflected net non-cash activity of $123.9 million, offset in part by a net loss of $24.4 million and a change in operating assets and liabilities of $24.7 million.
The increase in non-cash activity was primarily driven by $32.8 million of amortization of debt discount and issuance costs, as well as stock-based compensation expense of $124.1 million due to higher headcount and additional stock-based awards.
The change in operating assets and liabilities was primarily driven by the following:
•an increase in accounts receivable of $56.9 million due to higher billings in the current year;
•an increase in deferred commissions of $12.4 million due to additional commissions earned in the current year as compared to commissions where the amortization period expired, principally from commissions earned in 2019;
•a decrease in prepaid expenses, other current assets and other assets of $11.6 million and an increase in deferred revenue of $99.5 million as a result of the decrease in the average contract term length of deals closed in the year ended December 31, 2021;
•an increase in accrued payroll and payroll-related liabilities of $13.9 million due to higher commissions and higher accrued bonuses earned as a result of higher headcount in the current year; and
•a decrease in accrued expenses, other current liabilities, operating lease liabilities and other liabilities of $11.3 million due primarily to payments on operating lease liabilities.
Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, and cash used in our business acquisitions.
Net cash used in investing activities for the year ended December 31, 2021 was $66.9 million, consisting primarily of $32.8 million of purchases of property and equipment, $27.2 million of net cash paid in connection with our business acquisitions, and $6.9 million of net purchases of investments.
Net cash used in investing activities for the year ended December 31, 2020 was $311.8 million, consisting primarily of $285.4 million of net purchases of investments and $26.4 million of purchases of property and equipment.
Financing Activities
Our financing activities consist primarily of proceeds from, and costs associated with, the issuances and/or payments of common stock and convertible senior notes, including purchases of capped calls in 2019, proceeds from the exercise of stock options, and minimum tax withholding paid on behalf of employees for RSU settlements.
Net cash used in financing activities for the year ended December 31, 2021 was $14.1 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $24.5 million, offset in part by proceeds from stock option exercises and purchases under our employee stock purchase plan of $10.4 million.

Net cash provided by financing activities for the year ended December 31, 2020 was $1.5 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSUs of $21.2 million and $3.4 million of other financing activity, offset in part by proceeds from stock option exercises and purchases under our employee stock purchase plan of $23.1 million.
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
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In contracts that contain multiple performance obligations we allocate the transaction price to the various performance obligations based on standalone selling price, or SSP. Certain performance obligations are not sold on a stand-alone basis. Therefore, significant judgment is required to determine SSP for each distinct performance obligation. We utilize several inputs when determining SSP, including sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. Typically, our contracts with customers contain multiple performance obligations. Although our SSP for these performance obligations has not changed materially from 2020 to 2021, we may modify our go-to-market practices in the future, which may result in changes to SSP for one or more of our performance obligations. Any such changes to SSP could impact the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement.
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
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our net U.S. and U.K. deferred tax assets will not be realizable as of December 31, 2021. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with the COVID-19 pandemic. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.

Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $1.0 billion as of December 31, 2021. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2021 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Alteryx, Inc. and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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
Revenue Recognition – Determination of Standalone Selling Prices – Refer to Notes 2 and 3 of the Financial Statements

Critical Audit Matter Description
The Company’s revenue is derived from subscription-based software licenses, maintenance and support (PCS), data subscription services, and professional services, including training and consulting services. The Company recognized subscription-based licenses and PCS and services revenue of $203.9 million and $332.2 million, respectively, for the year ended December 31, 2021. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price (SSP). However, certain performance obligations are not sold on a stand-alone basis; therefore, significant judgment is required to estimate the SSP. The estimated SSP is determined using sales of goods and services sold on a stand-alone basis when available, pricing strategies, market conditions, the useful life of our products and market data.
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
February 15, 2022
We have served as the Company’s auditor since 2019.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Subscription-based software license	$203,960	$237,035	$229,194
PCS and services	332,175	258,273	188,716
Total revenue	536,135	495,308	417,910
Cost of revenue:
Subscription-based software license	4,967	5,125	3,923
PCS and services	50,786	38,714	35,228
Total cost of revenue	55,753	43,839	39,151
Gross profit	480,382	451,469	378,759
Operating expenses:
Research and development	132,420	101,117	69,100
Sales and marketing	334,480	252,820	191,735
General and administrative	149,747	101,439	79,943
Total operating expenses	616,647	455,376	340,778
Income (Loss) from operations	(136,265)	(3,907)	37,981
Interest expense	(39,208)	(38,119)	(21,844)
Other income (expense), net	(2,058)	14,382	10,434
Loss on induced conversion and debt extinguishment	—	(1)	(20,507)
Income (Loss) before provision for (benefit of) income taxes	(177,531)	(27,645)	6,064
Provision for (benefit of) income taxes	2,150	(3,271)	(21,079)
Net income (loss)	$(179,681)	$(24,374)	$27,143
Net income (loss) per share attributable to common stockholders, basic	$(2.67)	$(0.37)	$0.43
Net income (loss) per share attributable to common stockholders, diluted	$(2.67)	$(0.37)	$0.40
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	67,191	66,058	63,424
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	67,191	66,058	68,661
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(3,374)	925	714
Foreign currency translation adjustments, net of tax	(667)	(892)	(1,669)
Other comprehensive income (loss), net of tax	$(4,041)	$33	$(955)
Total comprehensive income (loss)	$(183,722)	$(24,341)	$26,188

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$152,375	$171,891
Short-term investments	506,874	584,445
Accounts receivable, net	192,318	136,985
Prepaid expenses and other current assets	81,360	79,144
Total current assets	932,927	972,465
Property and equipment, net	71,270	40,645
Operating lease right-of use assets	102,681	62,508
Long-term investments	343,213	265,800
Goodwill	57,415	37,070
Intangible assets, net	21,737	16,191
Other assets	70,445	70,616
Total assets	$1,599,688	$1,465,295
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,086	$5,340
Accrued payroll and payroll related liabilities	61,391	46,569
Accrued expenses and other current liabilities	53,917	34,987
Deferred revenue	208,154	108,664
Convertible senior notes, net	77,400	72,619
Total current liabilities	408,948	268,179
Convertible senior notes, net	686,016	657,501
Operating lease liabilities	78,784	53,860
Other liabilities	23,186	8,964
Total liabilities	1,196,934	988,504
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2021 and December 31, 2020, respectively; no shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 59,771 and 58,634 shares issued and outstanding, as of December 31, 2021 and December 31, 2020, respectively; 500,000 Class B shares authorized, 7,763 and 8,108 shares issued and outstanding as of December 31, 2021 and December 31, 2020, respectively	7	7
Additional paid-in capital	598,710	489,025
Accumulated deficit	(190,429)	(10,748)
Accumulated other comprehensive loss	(5,534)	(1,493)
Total stockholders’ equity	402,754	476,791
Total liabilities and stockholders’ equity	$1,599,688	$1,465,295
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2018	61,579	$6	$315,291	$(12,908)	$(571)	301,818
Receipt of Section 16(b) disgorgement, net of tax effect	—	—	3,743	—	—	3,743
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	221	—	(10,643)	—	—	(10,643)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	1,534	—	20,156	—	—	20,156
Induced conversion on 2023 Notes, net of tax	2,190	1	(7,905)	—	—	(7,904)
Extinguishment of capped calls	(285)	—	—	—	—	—
Stock-based compensation	—	—	33,125	—	—	33,125
Equity settled contingent consideration	21	—	750	—	—	750
Equity component of 2024 & 2026 Notes, net of issuance costs and tax	—	—	124,173	—	—	124,173
Purchase of capped calls, net of tax	—	—	(66,499)	—	—	(66,499)
Cumulative translation adjustment	—	—	—	—	(1,669)	(1,669)
Unrealized gain on investments	—	—	—	—	714	714
Net income	—	—	—	27,143	—	27,143
Balances at December 31, 2019	65,260	7	412,191	14,235	(1,526)	424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	340	—	(21,276)	—	—	(21,276)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	1,142	—	23,195	—	—	23,195
Conversion on 2023 Notes, net of tax	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	74,916	—	—	74,916
Cumulative translation adjustment	—	—	—	—	(892)	(892)
Unrealized gain on investments	—	—	—	—	925	925
Net loss	—	—	—	(24,374)	—	$(24,374)
Balances at December 31, 2020	66,742	7	489,025	(10,748)	(1,493)	476,791
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	514	—	(24,474)	—	—	(24,474)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	278	—	10,400	—	—	10,400
Stock-based compensation	—	—	123,759	—	—	123,759
Cumulative translation adjustment	—	—	—	—	(667)	(667)
Unrealized gain on investments	—	—	—	—	(3,374)	(3,374)
Net loss	—	—	—	(179,681)	—	(179,681)
Balances at December 31, 2021	67,534	$7	$598,710	$(190,429)	$(5,534)	$402,754
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities:
Net income (loss)	$(179,681)	$(24,374)	$27,143
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,380	12,101	8,292
Non-cash operating lease cost	16,527	8,424	5,088
Stock-based compensation	124,065	74,916	33,125
Amortization (accretion) of discounts and premiums on investments, net	4,461	1,085	(3,030)
Amortization of debt discount and issuance costs	32,772	31,654	18,625
Deferred income taxes	634	(4,945)	(22,844)
Loss on induced conversion and debt extinguishment	—	1	20,507
Other non-cash operating activities, net	893	618	(1,328)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(56,917)	(7,368)	(35,325)
Deferred commissions	(12,350)	(7,323)	(20,461)
Prepaid expenses and other current assets and other assets	11,622	(16,502)	(34,971)
Accounts payable	2,584	(2,746)	2,319
Accrued payroll and payroll related liabilities	13,931	(7,547)	28,651
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(11,305)	(9,406)	8,091
Deferred revenue	99,543	26,194	310
Net cash provided by operating activities	63,159	74,782	34,192
Cash flows from investing activities:
Purchases of property and equipment	(32,768)	(26,358)	(11,453)
Cash paid in business acquisitions, net of cash acquired	(27,177)	—	(40,949)
Purchases of investments	(905,544)	(1,141,598)	(602,703)
Sales and maturities of investments	898,604	856,110	377,974
Net cash used in investing activities	(66,885)	(311,846)	(277,131)
Cash flows from financing activities:
Proceeds from issuance of Notes, net of issuance costs	—	—	783,321
Principal payments on 2023 Notes	—	(11)	(145,241)
Purchase of capped calls	—	—	(87,360)
Proceeds from receipt of Section 16(b) disgorgement	—	—	4,918
Proceeds from exercise of stock options	10,400	23,125	20,156
Minimum tax withholding paid on behalf of employees for restricted stock units	(24,475)	(21,206)	(10,643)
Other financing activity	—	(3,404)	(1,305)
Net cash provided by (used in) financing activities	(14,075)	(1,496)	563,846
Effect of exchange rate changes on cash and cash equivalents	(1,241)	801	(444)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(19,042)	(237,759)	320,463
Cash, cash equivalents, and restricted cash—beginning of year	$173,665	$411,424	$90,961
Cash, cash equivalents, and restricted cash—end of year	$154,623	$173,665	$411,424

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2021	2020	2019
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,424	$6,240	$930
Cash paid for income taxes	$2,148	$2,198	$1,630
Cash paid for amounts included in the measurement of operating lease liabilities	$20,357	$10,310	$6,040
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$57,461	$43,568	$13,312
Property and equipment recorded in accounts payable	$7,996	$3,983	$2,002
Reduction of right-of-use assets due to remeasurement	$(241)	$(5,948)	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$4,684	$—	$3,000
Contingent consideration settled through issuance of common stock	$—	$—	$750

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
The Alteryx Analytic Process Automation, or Alteryx APA, software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
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
No customers accounted for 10% or more of our accounts receivable balance or 10% or more of our revenue in any years presented.

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
We had restricted cash of $2.2 million and $1.8 million as of December 31, 2021 and 2020, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letters of credit associated with our leases and by our credit card processor.
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
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue in our consolidated statements of operations and comprehensive income (loss) when incurred. For the years ended December 31, 2021, 2020, and 2019, we recognized royalty expense of approximately $12.5 million, $12.4 million, and $12.2 million respectively.
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

Computer equipment and software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvement	Shorter of useful life or lease term

Repairs and maintenance costs are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in our consolidated statements of operations and comprehensive income (loss).
Intangible Assets
Intangible assets consist primarily of acquired developed technology. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of four to eight years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed.
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

We have one reporting unit and we test for goodwill impairment annually during the fourth quarter of each calendar year using a quantitative assessment. At each of December 31, 2021 and 2020, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.
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
Our contracts with customers typically contain multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Substantially all of our licenses are sold as subscription-based, on-premise, licenses and are bundled with maintenance and support, or PCS, and cloud-based offerings. In addition to our on-premise licenses, we sell subscriptions to third-party syndicated data and provide professional service offerings primarily related to trainings for our customers. We allocate the transaction price of the contract to each performance obligation using the relative standalone selling price, or SSP, of each distinct good or service in the contract. We determine estimates of SSP based on sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. We review the SSP for each of our performance obligations at least annually and update it when appropriate to ensure that the practices employed reflect our recent pricing experience and maximize the use of observable data.
We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer. Revenue related to our subscription-based licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to PCS and data subscriptions is recognized ratably over the subscription terms. Professional services revenue is recognized when the services are provided to the customer, or when they expire. During 2021 we introduced, on a limited availability basis, Alteryx Designer Cloud and Alteryx Machine Learning. Revenue related to these cloud offerings was not material in 2021.
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
Software Development Costs
Costs incurred in the development of new software products and enhancements to existing software products to be accounted for under software revenue recognition guidance are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries and related payroll costs, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. Because our process for developing software is completed concurrently with the establishment of technological feasibility, no internally generated software development costs have been capitalized as of December 31, 2021 or December 31, 2020.
We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily software purchased for internal-use, purchased software licenses, implementation costs, and development costs related to our hosted product, which is accessed by customers on a subscription basis. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred. Internal-use software is amortized on a straight-line basis over its estimated useful life, which is generally three to four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets. In 2021, we capitalized development costs related to internal-use software, principally the development of our cloud-based service offerings, of $9.0 million, and those costs are included in construction in process in fixed assets on the consolidated balance sheets as of December 31, 2021. We placed these assets in service and began amortization upon the general availability release of our cloud-based service offerings in February 2022.

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
Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $29.6 million, $16.3 million, and $17.8 million for the years ended December 31, 2021, 2020, and 2019, respectively. Such costs primarily relate to our annual user conferences, online, television, and print advertising, as well as sponsorship of public marketing and sporting events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
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
Transactions denominated in currencies other than the U.S. dollar may result in transaction gains or losses at the end of the period and when the related receivable or payable is settled. Gains (losses) associated with fluctuations in foreign exchange rates were $(5.2) million, $3.0 million, and $1.0 million for the years ended December 31, 2021, 2020, and 2019, respectively, and are included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).
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
Recently Adopted Accounting Pronouncements
In December 2019, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. ASU 2019-12 removes certain exceptions for recognizing deferred taxes for investments, performing intra-period allocations, and calculating income taxes in interim periods. The standard also adds guidance to reduce complexity in certain areas, including recognizing deferred taxes for tax goodwill, allocating taxes to members of a consolidated group, and the recognition of deferred tax liabilities for outside basis differences. We adopted ASU 2019-12 prospectively as of the reporting period beginning January 1, 2021. Adoption of this update did not have a material impact on our consolidated financial statements and related disclosures.
Recently Issued Accounting Pronouncements
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. This guidance will be effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. We currently account for our Notes (as defined and described in Note 9, Convertible Senior Notes) utilizing the cash conversion model. We intend to adopt this standard in the first quarter of 2022 under the modified transition method and expect that the adoption will have a material impact on our consolidated financial statements and related disclosures. For example, we currently anticipate that the guidance will result in the removal of the equity component related to our Notes of $209.6 million; decrease our interest expense due to the removal of amortization component of the debt discount related to the equity component, which was $29.6 million for the year ended December 31, 2021; and increase our weighted-average shares used to compute diluted net income (loss) per share due to the elimination of the treasury stock method. We are still evaluating the cumulative effect of the change on retained earnings and other components of equity for our opening balance adjustment. See Note 17, Basic and Diluted Net Income (Loss) Per Share, for discussion on the dilutive impact of contingent shares associated with our Notes.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. The Company is continuing to assess the timing of adoption and the potential impacts of ASU 2021-08, as it could have a material effect on our consolidated financial statements.

3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,
Revenue by region:	2021	2020	2019
United States	$365,050	$338,190	$296,108
International	171,085	157,118	121,802
Total	$536,135	$495,308	$417,910
Revenue attributable to the United Kingdom comprised 10.2% and 10.7% of the total revenue for the years ended December 31, 2021 and 2019, respectively. Other than the United Kingdom for the years ended December 31, 2021 and 2019, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and research and development centers in Australia, Ukraine and the Czech Republic. Revenue by location is determined by the billing address of the customer.
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post contract support, or PCS, service, and hosted services is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed, and represents less than 5% of total revenue for all periods presented.
Contract Assets and Contract Liabilities
As of December 31, 2021 and 2020, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $22.0 million and $25.4 million, respectively, is included in prepaid expenses and other current assets, and $20.5 million and $37.2 million, respectively, is included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the years ended December 31, 2021 and 2020.
As of December 31, 2021 and 2020, we had deferred revenue of $208.2 million and $108.7 million, respectively, included in current deferred revenue and $2.7 million and $3.8 million, respectively, included in other liabilities on our consolidated balance sheet. During the years ended December 31, 2021 and 2020, we recognized $108.7 million and $83.9 million, respectively, of revenue related to amounts that were included in deferred revenue as of January 1, 2021 and 2020, respectively.
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

A summary of the activity impacting our deferred commissions during the years ended December 31, 2021 and 2020 is presented below (in thousands):

	Year Ended December 31,
	2021	2020
Beginning balance	$51,186	$43,035
Additional deferred commissions(1)	66,738	46,109
Amortization of deferred commissions (2)	(47,604)	(38,751)
Effects of foreign currency translation	(503)	793
Ending balance	$69,817	$51,186
(1) Of the amount of additional commissions earned during the twelve months ended December 31, 2021, $9.0 million is anticipated to be paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022.
(2) Of the amount amortized from deferred commissions through December 31, 2021, $2.2 million is anticipated to be paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022 and is included in stock-based compensation.
As of December 31, 2021 and 2020, $31.3 million and $24.8 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months, and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the years ended December 31, 2021 and 2020. There were no assets recognized related to the costs to fulfill contracts during each of the years ended December 31, 2021 and 2020 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2021 and 2020, we had an aggregate transaction price of $476.3 million and $484.3 million, respectively, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. As of December 31, 2021 and 2020, we expect to recognize $443.6 million and $434.9 million, respectively, as revenue over the next 24 months with the remaining amount recognized thereafter.
4. Business Combinations
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from acquisitions during the years ended December 31, 2021 and 2019 are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation. There were no acquisitions in 2020.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2021 and 2019 have not been presented as the impacts are not significant to our consolidated financial statements.
The consolidated financial statements include the results of operations of each acquisition commencing as of the acquisition date of the respective acquisition. Acquisition-related costs associated with the below acquisitions were $5.5 million in 2021 and immaterial in 2020 and 2019, and are recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
2021 Acquisitions
Hyper Anna Pty. Ltd.
On October 6, 2021, we acquired 100% of the outstanding equity of Hyper Anna Pty. Ltd., or Hyper Anna, pursuant to an Agreement for the Sale and Purchase of Shares, dated as of October 6, 2021, or the Hyper Anna Purchase Agreement. The acquisition was made to augment our research and development team and acquire certain developed technology.
The aggregate consideration payable in exchange for all of the outstanding equity interests in Hyper Anna, net of customary adjustments set forth in the Hyper Anna Purchase Agreement, was $24.9 million in cash. This includes $3.0 million and $2.0 million of cash consideration held back for customary indemnification matters for a period of 24 months and 36 months, respectively, following the acquisition date.

In connection with the acquisition, we entered into employment agreements with certain employees from Hyper Anna, which include up to $16.8 million in equity incentive awards based on continued employment over a period of 36 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $24.9 million consisted of $10.6 million in developed technology, which is tax deductible; $10.5 million of goodwill; and $3.8 million of net assets assumed.
We determined the fair value of the developed technology acquired using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Key inputs utilized in the models include a discount rate of 29% and estimated revenue and expense forecasts. Based on the valuation model, we determined the fair value of the developed technology to be $10.6 million with an amortization period of 7 years.
Lore IO, Inc.
On October 21, 2021, we acquired 100% of the outstanding equity of Lore IO, Inc., or Lore IO, pursuant to an Agreement and Plan of Merger, dated as of October 18, 2021, or the Lore IO Merger Agreement. The acquisition was made to augment our research and development team. The aggregate consideration payable in exchange for all of the outstanding equity interests of Lore IO was $10.0 million in cash, subject to customary adjustments set forth in the Lore IO Merger Agreement.
In connection with the acquisition, we entered into employment agreements with certain employees from Lore IO, which include up to $11.1 million in equity incentive awards based on continued employment over a period of 36 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $10.0 million consisted of $10.0 million of goodwill, which is not tax deductible, and immaterial net assets assumed.
2019 Acquisitions
Feature Labs, Inc.
On October 3, 2019, we acquired 100% of the outstanding equity of Feature Labs, Inc., a Delaware corporation, or Feature Labs, pursuant to an Agreement and Plan of Merger, dated as of October 2, 2019, or the Feature Labs Merger Agreement. The acquisition was made to augment our machine learning capabilities and establish an engineering hub on the East Coast of the U.S. The aggregate consideration payable in exchange for all of the outstanding equity interests of Feature Labs was $25.2 million in cash, subject to customary adjustments set forth in the Feature Labs Merger Agreement.
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
We determined the fair value of the developed technology acquired using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Key inputs utilized in the models include a discount rate of 40% and estimated revenue and expense forecasts. Based on the valuation model, we determined the fair value of the developed technology to be $7.9 million with an amortization period of 7.0 years.

ClearStory Data Inc.
On April 4, 2019, we acquired 100% of the outstanding equity of ClearStory Data Inc., a Delaware corporation, or ClearStory Data, pursuant to an Agreement and Plan of Merger, dated as of March 28, 2019, or the ClearStory Merger Agreement. The acquisition was made to augment our research and development team and acquire certain developed technology.
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
In connection with the acquisition, we entered into employment agreements with certain employees from ClearStory Data, which included up to $6.0 million in aggregate cash payments based on the achievement of certain milestones over a period of 24 months. As the awards were subject to the continued employment of the employees, they were excluded from the purchase consideration, and recognized as post-acquisition compensation.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents' and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments (in thousands):

	As of December 31, 2021
	Cost	Net Unrealized Losses	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,579	$—	$68,579	$68,579	$—	$—
Level 1:
Money market funds	15,382	—	15,382	15,382	—	—
Subtotal	15,382	—	15,382	15,382	—	—
Level 2:
Commercial paper	308,250	(97)	308,153	68,414	239,739	—
Certificates of deposit	3,500	(3)	3,497	—	—	3,497
U.S. Treasury and agency bonds	459,960	(1,264)	458,696	—	189,243	269,453
Corporate bonds	148,605	(450)	148,155	—	77,892	70,263
Subtotal	920,315	(1,814)	918,501	68,414	506,874	343,213
Level 3	—	—	—	—	—	—
Total	$1,004,276	$(1,814)	$1,002,462	$152,375	$506,874	$343,213

	As of December 31, 2020
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$88,991	$—	$88,991	$88,991	$—	$—
Level 1:
Money market funds	35,010	—	35,010	35,010	—	—
Subtotal	35,010	—	35,010	35,010	—	—
Level 2:
Commercial paper	161,124	(8)	161,116	46,491	114,625	—
Certificates of deposit	2,800	—	2,800	—	2,800	—
U.S. Treasury and agency bonds	554,860	1,220	556,080	1,399	358,822	195,859
Corporate bonds	177,790	349	178,139	—	108,198	69,941
Subtotal	896,574	1,561	898,135	47,890	584,445	265,800
Level 3	—	—	—	—	—	—
Total	$1,020,575	$1,561	$1,022,136	$171,891	$584,445	$265,800
There were no transfers between Level 1, Level 2, or Level 3 securities during each of the years ended December 31, 2021 and 2020.
All long-term investments had maturities between one and two years in duration as of December 31, 2021 and 2020.
We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an impairment resulting from credit losses. We consider factors such as the financial condition and near-term prospects of the issuer and our intent to sell, as well as whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. We have determined that the gross unrealized losses of less than $1.9 million with respect to our available-for-sale securities as of both December 31, 2021 and 2020 were due to changes in market rates, and we have determined the losses were not related to credit losses. These gross unrealized losses were classified in accumulated other comprehensive income (loss) in our consolidated balance sheets as of December 31, 2021 and 2020.
Interest income from our marketable securities was $2.4 million, $10.5 million, and $9.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value less unamortized discount and issuance costs quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2021 and 2020, the fair value of our Notes was $857.3 million and $1.1 billion, respectively. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities, approximate their current fair value because of their nature and relatively short maturity dates or durations.
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

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$3,114	$2,662	$2,297
Provision	2,198	2,544	1,513
Recoveries	(709)	(1,225)	(600)
Charge-offs	(1,057)	(867)	(548)
Ending balance	$3,546	$3,114	$2,662
The following table summarizes the changes in the allowance applied to our contract assets in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$2,438	$205	$180
Adoption of new accounting standard - ASC 326	—	609	—
Provision	(817)	1,818	197
Recoveries	(53)	(110)	(172)
Charge-offs	(89)	(84)	—
Ending balance	$1,479	$2,438	$205

7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020
Computer equipment & software	$23,127	$14,627
Furniture and fixtures	10,923	9,941
Leasehold improvements	25,353	22,006
Construction in process	37,289	8,618
	$96,692	$55,192
Less: Accumulated depreciation and amortization	(25,422)	(14,547)
Total property and equipment, net	$71,270	$40,645
Depreciation and amortization expense for the years ended December 31, 2021, 2020, and 2019 was approximately $11.4 million, $8.1 million, and $4.3 million, respectively.

8. Goodwill and Intangible Assets
The change in carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2019	$36,910
Effects of foreign currency translation	160
Goodwill as of December 31, 2020	$37,070
Goodwill recorded in connection with acquisitions	20,452
Effects of foreign currency translation	(107)
Goodwill as of December 31, 2021	$57,415
Intangible assets consisted of the following (in thousands, except years):

	As of December 31, 2021
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	3.1	$1,557	$(862)	$695
Completed Technology	5.1	32,337	(11,295)	21,042
		$33,894	$(12,157)	$21,737

	As of December 31, 2020
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer Relationships	4.1	$1,652	$(678)	$974
Completed Technology	4.2	21,780	(6,563)	15,217
		$23,432	$(7,241)	$16,191

During the twelve months ended December 31, 2020, we recorded an impairment charge of $2.0 million related to certain developed technology assets due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology.
We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$4,742	$3,758	$3,801
Sales and marketing	229	212	221
Total	$4,971	$3,970	$4,022
The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for intangible assets at December 31, 2021 (in thousands):

2022	$6,115
2023	4,123
2024	3,451
2025	2,883
2026	2,496
Thereafter	2,669
Total amortization expense	$21,737

9. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	7.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	4.96%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	5.41%	$5.2809	$189.36
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

For at least 20 trading days during the period of 30 consecutive trading days ending December 31, 2021, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending March 31, 2022 and were classified as current liabilities on the consolidated balance sheet as of December 31, 2021. As of December 31, 2021, the if-converted value of the 2023 Notes exceeded its principal amount by $30.9 million. As of December 31, 2021, the 2024 & 2026 Notes were not currently convertible.
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
In the twelve months ended December 31, 2020, we received immaterial requests for conversion with respect to the 2023 Notes, but did not receive additional requests for conversion during the twelve months ended December 31, 2021. As of the date of this filing, we have received no additional requests for conversion.
The Notes consisted of the following (in thousands):

	As of December 31, 2021			As of December 31, 2020
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(7,348)	(42,941)	(71,043)	(12,129)	(58,148)	(84,351)
Net carrying amount	$77,400	$357,059	$328,957	$72,619	$341,852	$315,649

Equity, net of issuance costs	$46,473	$69,749	$93,380	$46,473	$69,749	$93,380
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2021	2020
Contractual interest expense	$6,424	$6,424
Amortization of debt issuance costs and discount	32,772	31,654
Total	$39,196	$38,078

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Notes and related interest	$911,384	$6,424	$496,960	$408,000	$—

10. Accrued Payroll and Payroll-Related Liabilities
Accrued payroll and payroll-related liabilities included accrued commissions and bonuses as follows (in thousands):

	As of December 31,
	2021	2020
Accrued commissions	$16,827	$11,793
Accrued bonuses	$20,729	$15,046

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
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2021, no shares of preferred stock were outstanding.
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
2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, or 2017 Plan. The 2017 Plan became effective on March 22, 2017 and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2021, an aggregate of 12.4 million shares of Class A common stock were reserved for issuance under the 2017 Plan.

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
In 2021, employees purchased 0.1 million shares of Class A common stock at an average price per share of $76.65. As of December 31, 2021, 3.2 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options
Stock options generally vest over a period of three to four years and expire ten years from the date of grant. Unvested stock options will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. Vested stock options generally expire three months after termination of employment.
Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2021 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2020	2,071	$60.22	$138,942	7.0
Granted	303	87.52
Exercised	(189)	19.02	$14,027
Cancelled/forfeited	(177)	96.05
Options outstanding at December 31, 2021	2,008	$65.05	$45,785	6.5
Exercisable	1,405	$43.88	$45,556	5.5
Vested and expected to vest December 31, 2021	2,008	$65.05	$45,785	6.5
The total intrinsic value of options exercised in the years ended December 31, 2020 and 2019 was $118.6 million and $115.4 million, respectively. The weighted-average exercise price of options granted in the years ended December 31, 2020 and 2019 was $139.88 and $80.88, respectively.
As of December 31, 2021, there was $26.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.8 years.

Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Equity Incentive Plan and for shares of our Class A common stock issued under our ESPP for each of the years indicated:

	Stock Options			Employee Stock Purchase Plan
	2021	2020	2019	2021	2020	2019
Expected term (in years)	5.8	5.8	5.8	0.5	0.5	0.5
Estimated volatility	56%	48%	38%	55%	78%	56%
Risk-free interest rate	1%	1%	2%	—%	1%	2%
Estimated dividend yield	—	—	—	—	—	—
Weighted average fair value	$45.20	$62.37	$32.20	$27.42	$48.07	$30.02

Restricted Stock Units
RSUs granted under the 2017 Plan generally vest over a period of three to four years and expire ten years from the date of grant. RSUs will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. From time to time, we also grant performance-based RSUs, or PRSUs. PRSUs have the same characteristics as our RSUs, but contain one or more performance-based metrics that must be met prior to vesting. The following disclosures related to RSU activity include the impact of PRSUs. RSU activity during the year ended December 31, 2021 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding	Weighted- Average Grant Date Fair Value	Aggregate Intrinsic Value
RSUs outstanding at December 31, 2020	1,960	$105.04	$238,764
Granted	3,347	79.62
Vested	(782)	96.13	$70,374
Cancelled/forfeited	(832)	97.32
RSUs outstanding at December 31, 2021	3,693	$85.64	$223,448
RSUs expected to vest at December 31, 2021	3,693	$85.64	$223,448
The total intrinsic value of RSUs vested in the years ended December 31, 2020 and 2019 was $62.5 million and $30.2 million, respectively. The weighted-average grant date fair value of RSUs granted in the years ended December 31, 2020 and 2019 was $132.89 and $90.00, respectively.
During the year ended December 31, 2021, in addition to our RSU grants to new hires and annual refresh grants to existing employees, we granted PRSUs, to certain executives with a grant date fair value of $17.0 million. These PRSUs will vest in two tranches upon the achievement of certain ARR targets or will otherwise be forfeited on December 31, 2022 if the targets are not met. As of December 31, 2021, the PRSU performance criteria had not yet been met, but the expense is being recognized over the implicit service period. As of December 31, 2021, total unrecognized compensation expense related to unvested RSUs was approximately $241.1 million, which is expected to be recognized over a weighted-average period of 2.2 years.
We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$6,421	$2,550	$1,634
Research and development	28,903	18,388	6,954
Sales and marketing	40,519	28,463	12,659
General and administrative	48,222	25,515	11,878
Total	$124,065	$74,916	$33,125

13. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $7.7 million, $6.2 million and $3.9 million to the savings plan for the years ended December 31, 2021, 2020, and 2019, respectively.
14. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, Michigan, New York, and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

		As of December 31,
	Classification	2021	2020
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$102,681	$62,508

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$19,954	$11,471
Operating lease liabilities (noncurrent)	Operating lease liabilities	78,784	53,860
Total lease liabilities		$98,738	$65,331
Lease Costs
The following lease costs were included in our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2021	2020
Operating lease cost	$20,575	$11,150
Short-term lease cost	118	1,451
Variable lease cost	4,820	3,993
Total lease cost	$25,513	$16,594
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	Year Ended December 31,
	2021	2020
Weighted-average remaining lease term (in years)	5.3	5.7
Weighted-average discount rate	4.57%	5.03%
In October 2019, we entered into a new operating lease agreement for space located in Irvine, California that replaced our existing corporate headquarters in February 2022. We currently expect that we will cease use of our existing corporate headquarters by or in the second quarter of 2022. It is management’s current intent to sublease our existing headquarters. As of December 31, 2021, operating lease liabilities related to our existing corporate headquarters were approximately $10.1 million.

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2021 (in thousands):

2022	$24,008
2023	20,987
2024	19,567
2025	19,082
2026	15,898
Thereafter	11,918
Total minimum lease payments	$111,460
Less imputed interest	(12,722)
Present value of future minimum lease payments	$98,738
Less current obligations under leases (1)	(19,954)
Long-term lease obligations	$78,784
(1) Included in accrued expenses and other current liabilities in our consolidated balance sheets.
15. Commitments and Contingencies
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services including non-cancelable agreements for software licenses, royalty agreements, advertising and other marketing activities. Our minimum purchase obligations as of December 31, 2021 were as follows (in thousands):

2022	$67,357
2023	16,445
2024	6,079
2025	1,509
2026	—
Thereafter	—
Total minimum payments	$91,390
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The term of these indemnification agreements with our directors, executive officers, and other employees, are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid. As of each of December 31, 2021 and December 31, 2020, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

In 2020, three putative securities class action lawsuits were filed against us and certain of our executive officers in U.S. federal court relating to alleged violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and Rule 10b-5 promulgated thereunder: (1) Smith v. Alteryx, Inc., Case No. 8:20-cv-01540 (CD Cal.), filed on August 19, 2020; (2) Chau v. Alteryx, Inc., Case No. 8:20-cv-01886 (CD Cal.), filed on September 30, 2020; and (3) Lalgudi v. Alteryx, Inc., Case No. 8:20-cv-01910 (CD Cal.), filed on October 2, 2020. On November 13, 2020, lead plaintiffs were appointed, or the Lead Plaintiffs, and the three cases were consolidated into one action, In re Alteryx, Inc. Securities Litigation, Case No. 8:20-cv-01540 (C.D. Cal). On January 28, 2021, a first amended complaint was filed asserting claims on behalf of persons and entities that purchased or otherwise acquired our securities between February 13, 2020 and August 7, 2020. Lead Plaintiffs alleged that such persons and entities were harmed as a result of certain alleged false or misleading statements, or omissions, made by us and certain of our executive officers. On March 19, 2021, we filed a motion to dismiss the consolidated complaint, which the Court granted in its entirety on June 17, 2021. The Court entered final judgment in our favor on August 3, 2021.
Warranty
We provide an assurance-type warranty to customers that our platform will operate substantially in accordance with its specifications. Historically, no significant costs have been incurred related to product warranties and none are expected in the future and, as such, no accruals for product warranty costs have been made.
16. Income Taxes
The components of income (loss) before benefit of income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Domestic	$(152,252)	$(32,569)	$9,259
Foreign	(25,279)	4,924	(3,195)
Total	$(177,531)	$(27,645)	$6,064
The components of the provision for (benefit of) income taxes were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$—	$—	$(375)
State	348	248	158
Foreign	229	327	1,176
Total current income tax expense	$577	$575	$959
Deferred:
Federal	$1,472	$(2,617)	$(18,684)
State	—	(958)	(3,406)
Foreign	101	(271)	52
Total deferred income tax benefit:	$1,573	$(3,846)	$(22,038)
Total	$2,150	$(3,271)	$(21,079)

The following table reconciles our provision for (benefit of) income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for each of 2021, 2020, and 2019 (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax at federal statutory rate	$(37,281)	$(5,806)	$1,273
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(4,574)	(3,105)	(2,567)
Foreign rate differential	847	47	789
Stock-based compensation	5,563	(16,852)	(20,913)
Change in valuation allowance	42,246	24,363	18,129
Meals and entertainment	464	764	658
Research credits	(5,070)	(4,677)	(3,177)
Tax basis step-up due to internal reorganization	—	—	(15,321)
Other	(45)	1,995	50
Total benefit of income taxes	$2,150	$(3,271)	$(21,079)
The following table shows the significant components of deferred income tax assets (liabilities) (in thousands):

	As of December 31,
	2021	2020
Deferred tax assets:
Deferred revenue	$—	$923
Net operating losses	55,763	20,147
Accruals and reserves	5,070	5,513
Research & other credits	25,209	17,770
Intangibles	12,559	10,570
Operating lease liabilities	22,011	14,475
Effect of Section 163(j) on interest expense	11,550	6,696
Stock-based compensation	21,322	14,376
Other	167	—
Total deferred tax assets	153,651	90,470
Less valuation allowance	(89,298)	(44,046)
Net deferred tax assets	64,353	46,424

Deferred tax liabilities:
Operating lease right-of-use assets	(22,810)	(13,831)
Deferred commissions	(12,789)	(10,213)
Convertible senior notes	(14,121)	(16,990)
Effects of ASC 606 adoption	—	(4,343)
Other	—	(776)
Capitalized software development costs	(2,176)	—
Deferred Revenue	(11,211)	—
Total deferred tax liabilities	(63,107)	(46,153)
Net deferred tax assets	$1,246	$271

We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of December 31, 2021, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of December 31, 2021.
The following table shows the changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Beginning balance	$44,046	$19,683	$1,138
Increase in valuation allowance due to Lore IO acquisition	3,006	—	—
Increase in valuation allowance due to internal reorganization	—	—	15,321
Other increase in valuation allowance	42,246	24,363	3,224
Ending balance	$89,298	$44,046	$19,683
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
On October 21, 2021, we acquired all of the outstanding shares of Lore IO, Inc., or Lore IO. At the time of acquisition, Lore IO had tax attributes related to net operating losses and research and development credits, which resulted in the increase in our valuation allowance as shown in the table above.
On October 6, 2021, we acquired all of the outstanding shares of Hyper Anna Pty. Ltd., or Hyper Anna. We did not record a valuation allowance with respect to this acquisition as Hyper Anna consolidates into our Australian entity, Alteryx ANZ Holdings Pty. Ltd., which operates as a cost-plus entity whose future income will most likely absorb net operating losses, which do not expire in Australia.
As of December 31, 2021, we had U.S. federal, U.S. state, U.K., and Australia income tax net operating loss carryforwards of approximately $120.4 million, $74.3 million, $153.9 million, and $4.0 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2035 and 2024, respectively, unless previously utilized. The U.K. and Australia net operating losses can be carried forward indefinitely.
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
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, was signed into law. The CARES Act includes tax provisions applicable to businesses, such as net operating losses, enhanced interest deductibility, optional deferral of deposits of payroll taxes and a refundable employee retention payroll tax credit. We have determined that these provisions did not have a material impact on our consolidated financial statements for 2020 or 2021.
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2021, there were immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
We are subject to taxation in the United States and various states and international jurisdictions. Our U.S. federal tax returns are open for examination for tax years 2018 and forward, and our state tax returns are open for examination for tax years 2015 and forward. Our tax returns for international jurisdictions are open for examination for tax years 2017 and forward. However, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination. Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
At December 31, 2021, we had approximately $8.9 million of unrecognized tax benefits. If fully recognized, $5.3 million of the unrecognized tax benefits would reduce our net operating losses. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. Accrued interest related to our uncertain tax positions was not material at December 31, 2021.
The following table shows the activity in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$8,520	$7,556	$6,234
Additions based on tax position related to the current year	344	652	1,322
Additions for tax positions of prior years	—	312	—
Balance at end of year	$8,864	$8,520	$7,556
17. Basic and Diluted Net Income (Loss) Per Share
The following table presents the computation of net income (loss) per share (in thousand, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss) attributable to common stockholders	$(179,681)	$(24,374)	$27,143
Denominator:
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, basic	67,191	66,058	63,424
Effect of dilutive securities:
Convertible senior notes	—	—	1,975
Employee stock awards	—	—	3,259
Contingently-issuable shares	—	—	3
Weighted-average shares used to compute net income (loss) per share attributable to common stockholders, diluted	67,191	66,058	68,661
Net income (loss) per share attributable to common stockholders, basic	$(2.67)	$(0.37)	$0.43
Net income (loss) per share attributable to common stockholders, diluted	$(2.67)	$(0.37)	$0.40
The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock method, were excluded from the diluted net income (loss) per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2021	2020	2019
Stock awards(1)	4,876	4,053	209
Convertible senior notes	6,137	6,137	1,644
Total shares excluded from net income (loss) per share	11,013	10,190	1,853
(1) The table above does not include 234,018 PRSUs because, as of December 31, 2021, the performance criteria had not yet been met for these contingently-issuable shares.

It is our current intent to settle the principal amount of each series of the Notes with cash, and therefore, we use the treasury stock method for calculating any potential dilutive effect of the conversion options on diluted net income (loss) per share. The conversion options may have a dilutive impact on net income per share of common stock when the average market price per share of our Class A common stock for a given period exceeds the initial conversion price of the 2023 Notes and 2024 & 2026 Notes of $44.33 and $189.36 per share, respectively.
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
Long-lived assets classified by geographic location were as follows (in thousands):

	As of December 31,
Long-lived assets:	2021	2020
United States	$151,514	$84,055
Other countries	22,437	19,098
Total	$173,951	$103,153

19. Subsequent Events
On February 7, 2022, we acquired 100% of the outstanding equity of Trifacta, Inc., or Trifacta, pursuant to an Agreement and Plan of Merger dated January 6, 2022, or the Trifacta Merger Agreement. The aggregate consideration payable in exchange for all of the outstanding equity interests of Trifacta was approximately $400.0 million in cash, subject to customary adjustments set forth in the Trifacta Merger Agreement. In addition to the purchase price, we entered into share-based compensation agreements with certain employees of Trifacta, with a value of approximately $75.0 million in the aggregate. Given the timing of the completion of the acquisition, we are currently in the process of valuing the assets acquired and liabilities assumed in the acquisition. As a result, we are unable to provide the amounts recognized as part of the acquisition date for the major classes of assets acquired and liabilities assumed and other disclosures.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2021. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2021 that our disclosure controls and procedures were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included in Part II, Item 8 of this Annual Report.
Changes in Internal Control over Financial Reporting
We continue to monitor the effect of the COVID-19 pandemic on our internal controls to minimize the impact on their design and operating effectiveness. There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item, including information relating to compliance with Section 16(a) of the Exchange Act, will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Definitive Proxy Statement for the 2022 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2021, and is incorporated herein by reference.

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

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Amended and Restated Bylaws.	8-K	001-38034	3.1	May 5, 2020
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Second Amended and Restated Investors’ Rights Agreement by and among the Registrant and certain security holders of the Registrant, dated September 24, 2015, as amended.	S-1	333-220342	4.2	September 5, 2017
4.3	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
4.4	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019
4.5	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019
4.6	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.					X
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	2017 Equity Incentive Plan and forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.4*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.5*	Alteryx 2021 Discretionary Bonus Plan.					X
10.6*	Offer Letter by and between the Registrant and Mark Anderson.	10-K	001-38034	10.18	February 12, 2021
10.7*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.	10-K	001-38034	10.10	March 1, 2019
10.8*	Offer Letter by and between the Registrant and Paula Hansen.					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.9*	Offer Letter by and between the Registrant and Suresh Vittal.					X
10.10*	Offer Letter by and between the Registrant and Dean Darwin.					X
10.11*	Offer Letter by and between the Registrant and Scott Davidson.	10-K	001-38034	10.10	February 14, 2020
10.12	Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated October 14, 2019.	10-K	001-38034	10.17	February 14, 2020
10.13*	Form of Severance and Change in Control Agreement.	10-Q	001-38034	10.10	May 7, 2020
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2021 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.

Date:	February 15, 2022	By:	/s/ Mark Anderson
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

Name	Title	Date

/s/ Mark Anderson	Chief Executive Officer and Director (Principal Executive Officer)	February 15, 2022
Mark Anderson

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial Officer)	February 15, 2022
Kevin Rubin

/s/ Chris Natali	Chief Accounting Officer (Principal Accounting Officer)	February 15, 2022
Chris Natali

/s/ Dean A. Stoecker	Executive Chairman and Chairman of the Board of Directors	February 15, 2022
Dean A. Stoecker

/s/ Charles R. Cory	Director	February 15, 2022
Charles R. Cory

/s/ Jeffrey L. Horing	Director	February 15, 2022
Jeffrey L. Horing

/s/ Anjali Joshi	Director	February 15, 2022
Anjali Joshi

/s/ Timothy I. Maudlin	Director	February 15, 2022
Timothy I. Maudlin

/s/ CeCelia Morken	Director	February 15, 2022
CeCelia Morken

/s/ Eileen M. Schloss	Director	February 15, 2022
Eileen M. Schloss

/s/ Daniel J. Warmenhoven	Director	February 15, 2022
Daniel J. Warmenhoven