Form 10-Q
period 2022-03-31
Alteryx, Inc.
filed 2022-05-04
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
On April 27, 2022, there were 60,453,093 shares of the registrant’s Class A common stock outstanding and 7,739,125 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2022

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
•our expectations for the Alteryx APA platform, Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Connect, Alteryx Promote, Alteryx Intelligence Suite, and Alteryx Trifacta and the speed of, and ability to deliver, additional product innovation, including as a result of integrating acquired technology into our existing technology;
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
•Our revenue growth and ability to sustain profitability depends on being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force and software engineers.
•The outbreak and subsequent resurgences of the COVID-19 pandemic around the world have impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
•If we are unable to develop, release, and gain market acceptance of product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, or if we are unable to develop a successful business model to sell those products and services we have acquired or integrate such products or services into our existing products and services, our business, operating results, and financial condition could be adversely affected.
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
•Over the past several years, we have undergone, and may continue to experience, changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription-based software license	$63,089	$43,358
PCS and services	94,852	75,401
Total revenue	157,941	118,759
Cost of revenue:
Subscription-based software license	2,102	1,249
PCS and services	22,139	9,592
Total cost of revenue	24,241	10,841
Gross profit	133,700	107,918
Operating expenses:
Research and development	50,150	31,322
Sales and marketing	115,610	71,907
General and administrative	59,440	33,500
Impairment of long-lived assets	8,239	—
Total operating expenses	233,439	136,729
Loss from operations	(99,739)	(28,811)
Interest expense	(2,390)	(9,598)
Other expense, net	(1,950)	(1,254)
Loss before provision for income taxes	(104,079)	(39,663)
Provision for income taxes	1,488	993
Net loss	$(105,567)	$(40,656)
Net loss per share attributable to common stockholders, basic	$(1.56)	$(0.61)
Net loss per share attributable to common stockholders, diluted	$(1.56)	$(0.61)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	67,826	66,932
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	67,826	66,932
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(2,151)	(598)
Foreign currency translation adjustments	2,180	(662)
Other comprehensive income (loss), net of tax	29	(1,260)
Total comprehensive loss	$(105,538)	$(41,916)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$147,138	$152,375
Short-term investments	311,236	506,874
Accounts receivable, net	77,514	192,318
Prepaid expenses and other current assets	85,658	81,360
Total current assets	621,546	932,927
Property and equipment, net	72,124	71,270
Operating lease right-of-use assets	94,343	102,681
Long-term investments	139,889	343,213
Goodwill	398,921	57,415
Intangible assets, net	70,637	21,737
Other assets	79,228	70,445
Total assets	$1,476,688	$1,599,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,921	$8,086
Accrued payroll and payroll related liabilities	40,187	61,391
Accrued expenses and other current liabilities	51,369	53,917
Deferred revenue	176,604	208,154
Convertible senior notes, net	84,247	77,400
Total current liabilities	363,328	408,948
Convertible senior notes, net	790,729	686,016
Operating lease liabilities	75,660	78,784
Other liabilities	16,378	23,186
Total liabilities	1,246,095	1,196,934
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 60,389 and 59,771 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively; 500,000 Class B shares authorized, 7,739 and 7,763 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	466,318	598,710
Accumulated deficit	(230,227)	(190,429)
Accumulated other comprehensive loss	(5,505)	(5,534)
Total stockholders’ equity	230,593	402,754
Total liabilities and stockholders’ equity	$1,476,688	$1,599,688
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2021	67,534	$7	$598,710	$(190,429)	$(5,534)	$402,754
Adoption of ASU 2020-06	—	—	(176,964)	65,769	—	$(111,195)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	434	—	(14,126)	—	—	$(14,126)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	160	—	4,741	—	—	4,741
Stock-based compensation	—	—	53,957	—	—	53,957
Cumulative translation adjustment	—	—	—	—	2,180	2,180
Unrealized loss on investments	—	—	—	—	(2,151)	(2,151)
Net loss	—	—	—	(105,567)	—	(105,567)
Balances at March 31, 2022	68,128	$7	$466,318	$(230,227)	$(5,505)	$230,593
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized gain on investments	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(105,567)	$(40,656)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	7,389	3,683
Non-cash operating lease cost	5,152	3,022
Stock-based compensation	45,162	24,439
Amortization of discounts and premiums on investments, net	477	1,324
Amortization of debt discount and issuance costs	780	7,992
Deferred income taxes	360	433
Impairment of long-lived assets	8,239	—
Other non-cash operating activities, net	4,649	153
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	120,727	76,680
Deferred commissions	1,281	451
Prepaid expenses, other current assets, and other assets	(9,516)	(16,253)
Accounts payable	1,854	761
Accrued payroll and payroll related liabilities	(26,391)	(13,924)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(7,860)	(8,271)
Deferred revenue	(37,918)	(13,866)
Net cash provided by operating activities	8,818	25,968
Cash flows from investing activities:
Purchases of property and equipment	(9,301)	(5,643)
Cash paid in business acquisition, net of cash acquired	(389,769)	—
Purchases of investments	(38,106)	(144,701)
Sales and maturities of investments	433,190	214,955
Net cash provided by (used in) investing activities	(3,986)	64,611
Cash flows from financing activities:
Proceeds from exercise of stock options	4,741	5,243
Minimum tax withholding paid on behalf of employees for restricted stock units	(14,126)	(13,071)
Net cash used in financing activities	(9,385)	(7,828)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(684)	(207)
Net increase (decrease) in cash, cash equivalents and restricted cash	(5,237)	82,544
Cash, cash equivalents and restricted cash—beginning of period	154,623	173,665
Cash, cash equivalents and restricted cash—end of period	$149,386	$256,209
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$3,000
Cash paid for income taxes	$1,110	$716
Cash paid for amounts included in the measurement of operating lease liabilities	$7,027	$3,447
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$6,277	$2,664
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,727	$2,624
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
Our Company
Alteryx, Inc. and its subsidiaries, or we, our, or us, is a leader in Analytic Process Automation, or APA. The Alteryx Analytic Process Automation, or Alteryx APA, software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data, and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
Basis of Presentation
Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the Securities and Exchange Commission, or SEC, on February 15, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
The operating results for the three months ended March 31, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
2. Significant Accounting Policies
Other than as described below, there have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2021.
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

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it requires the use of the if-converted method when calculating diluted earnings per share. This guidance became effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. We have historically accounted for our Notes (as defined and described in Note 8, Convertible Senior Notes) utilizing the cash conversion model. Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach, which resulted in a decrease to accumulated deficit of $65.8 million, a decrease to additional paid-in capital of $177.0 million, a decrease to property and equipment, net, of $0.4 million, and an increase to current and long-term convertible senior notes, net, of $6.8 million and $104.0 million, respectively. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instruments as a single liability measured at their amortized cost.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification, or ASC, Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Effective January 1, 2022, we early adopted this standard on a prospective basis. The impact of adoption of this standard on our condensed consolidated financial statements was not material.
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue by region:
United States	$110,033	$77,237
International	47,908	41,522
Total	$157,941	$118,759
Revenue attributable to the United Kingdom comprised 13.1% of the total revenue for the three months ended March 31, 2021. Other than the United Kingdom for the three months ended March 31, 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, the United Arab Emirates, and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
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

As of March 31, 2022, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $21.7 million is included in prepaid expenses and other current assets and $31.9 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2021, we had contract assets of $22.0 million included in prepaid expenses and other current assets and $20.5 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three months ended March 31, 2022 and 2021.
As of March 31, 2022, we had deferred revenue of $176.6 million included in current deferred revenue and $3.6 million included in other liabilities on our condensed consolidated balance sheet. As of December 31, 2021, we had deferred revenue of $208.2 million included in current deferred revenue and $2.7 million included in other liabilities on our consolidated balance sheet. During the three months ended March 31, 2022 and 2021, we recognized $83.2 million and $51.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively.
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the three months ended March 31, 2022 and 2021 is presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning balance(1)	$69,817	$51,186
Additional deferred commissions	10,968	9,101
Amortization of deferred commissions(2)	(13,028)	(9,558)
Effects of foreign currency translation	(286)	(102)
Ending balance	$67,471	$50,627
(1) Of the amount of commissions deferred as of January 1, 2022, $6.3 million was paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022.
(2) Of the amount amortized from deferred commissions during the three months ended March 31, 2022, $0.2 million was paid in shares of the Company’s Class A common stock in the three months ended March 31, 2022 and is included in stock-based compensation.
As of March 31, 2022 and 2021, $30.8 million and $25.2 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three months ended March 31, 2022 and 2021. There were no assets recognized related to the costs to fulfill contracts during each of the three months ended March 31, 2022 and 2021 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2022, we had an aggregate transaction price of $445.2 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $412.0 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

4. Business Combinations
2022 Acquisitions
Trifacta Inc.
On February 7, 2022, we acquired 100% of the outstanding equity of Trifacta Inc., or Trifacta, pursuant to an Agreement and Plan of Merger, dated January 6, 2022, or the Trifacta Merger Agreement. The acquisition was made to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities. The aggregate consideration payable in exchange for all of the outstanding equity interests in Trifacta, subject to customary adjustments set forth in the Trifacta Merger Agreement, was $403.1 million. While certain purchase price adjustments were completed as of the closing, additional customary adjustments may be effected pursuant to the terms of the Trifacta Merger Agreement post-closing.
In connection with the acquisition, we entered into employment and share-based compensation agreements with certain employees of Trifacta, which include up to $75.0 million in equity-based incentive awards, subject to continued employment over a period of 36 months. We additionally held back $9.2 million of the purchase price that will vest and become payable to certain key employees in three annual installments based on each such employee’s continued service. As both the awards and hold back arrangements are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation. The transaction costs associated with the acquisition were approximately $11.3 million, of which $7.8 million was incurred during the three months ended March 31, 2022 and was recorded in general and administrative expense.
We accounted for the acquisition using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The preliminary allocation of purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Fair Value
Cash and cash equivalents	$13,360
Accounts receivable, net	6,916
Other current and non-current assets	9,715
Goodwill	341,287
Intangible assets, net	51,000
Accounts payable, accrued expenses and other current and non-current liabilities	(10,798)
Deferred revenue	(8,351)
Net assets acquired	$403,129
The excess of the purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Trifacta product offering with existing Company product offerings. The goodwill has no basis for U.S. income tax purposes. The fair values assigned to assets acquired and liabilities assumed are preliminary based on management’s estimates and assumptions and may be subject to change as additional information is received and certain tax matters are finalized.
The following table sets forth the fair values of the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

	Fair Value	Useful Life
Completed technology	$48,500	7
Customer relationships	1,000	3
Trade names	1,500	3
Total intangible assets subject to amortization	$51,000

We determined the fair value of the developed technology acquired using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820, Fair Value Measurements and Disclosures, or ASC 820. Key inputs utilized in the models include a discount rate of 16.5% and estimated revenue and expense forecasts.
The operations of Trifacta are included in our operating results from the date of acquisition. We have not disclosed the amount of revenue or earnings related to the Trifacta acquisition as the operations of Trifacta were integrated into the operations of our company from the date of acquisition, and thus it would be immaterial or impractical to do so. In addition, the unaudited pro forma results of operations assuming the Trifacta acquisition had taken place at the beginning of each period are not provided as the historical operating results of Trifacta were not material.

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
In connection with the acquisition, we entered into employment agreements with certain employees from Lore IO, which include up to $11.1 million in equity incentive awards based on continued employment over a period of 36 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $10.0 million consisted of $10.0 million of goodwill, which is not tax deductible, and immaterial net assets assumed.

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2022 and December 31, 2021 (in thousands):

	As of March 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$66,068	$—	$66,068	$66,068	$—	$—
Level 1:
Money market funds	$26,596	$—	$26,596	$26,596	$—	$—
Subtotal	$26,596	$—	$26,596	$26,596	$—	$—
Level 2:
Commercial paper	$167,867	$(255)	$167,612	$45,978	$121,634	$—
Certificates of deposit	3,500	(49)	3,451	—	3,451	—
U.S. Treasury and agency bonds	268,589	(2,924)	265,665	8,496	138,370	118,799
Corporate bonds	68,858	(737)	68,121	—	47,781	20,340
Subtotal	$508,814	$(3,965)	$504,849	$54,474	$311,236	$139,139
Level 3:	$—	$—	$—	$—	$—	$—
Total	$601,478	$(3,965)	$597,513	$147,138	$311,236	$139,139

	As of December 31, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,579	$—	$68,579	$68,579	$—	$—
Level 1:
Money market funds	$15,382	$—	$15,382	$15,382	$—	$—
Subtotal	$15,382	$—	$15,382	$15,382	$—	$—
Level 2:
Commercial paper	$308,250	$(97)	$308,153	$68,414	$239,739	$—
Certificates of deposit	3,500	(3)	3,497	—	—	3,497
U.S. Treasury and agency bonds	459,960	(1,264)	458,696	—	189,243	269,453
Corporate bonds	148,605	(450)	148,155	—	77,892	70,263
Subtotal	$920,315	$(1,814)	$918,501	$68,414	$506,874	$343,213
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,004,276	$(1,814)	$1,002,462	$152,375	$506,874	$343,213
All long-term investments had maturities between one and two years in duration as of March 31, 2022.
As of March 31, 2022, we had gross unrealized losses of $4.0 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of March 31, 2022.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2022 and December 31, 2021, the fair value of our Notes was $864.9 million and $857.3 million, respectively. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable and contract assets in our condensed consolidated balance sheets (in thousands):

	Accounts Receivable Reserve		Contract Asset Reserve
	Three Months Ended March 31,		Three Months Ended March 31,
	2022	2021	2022	2021
Beginning Balance	$3,546	$3,114	$1,479	$2,438
Provision	319	371	131	574
Recoveries	(94)	(359)	(25)	(64)
Charge-offs	(196)	(148)	(8)	(8)
Ending Balance	$3,575	$2,978	$1,577	$2,940

7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the three months ended March 31, 2022 was as follows (in thousands):

Goodwill as of December 31, 2021	$57,415
Goodwill recorded in connection with acquisition	341,287
Effects of foreign currency translation	219
Goodwill as of March 31, 2022	$398,921
Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.9	$2,605	$(961)	$1,644
Completed technology	6.3	81,131	(13,614)	67,517
Trade names	2.9	1,500	(24)	1,476
		$85,236	$(14,599)	$70,637

	As of December 31, 2021
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	3.1	$1,557	$(862)	$695
Completed technology	5.1	32,337	(11,295)	21,042
		$33,894	$(12,157)	$21,737
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$2,312	$1,082
Sales and marketing	95	58
Total	$2,407	$1,140

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2022 (in thousands):

Remainder of 2022	$10,709
2023	11,924
2024	11,274
2025	9,937
2026	9,462
Thereafter	17,331
Total amortization expense	$70,637
8. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate(1)	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	1.01%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	1.32%	$5.2809	$189.36
(1) Prior to the adoption of ASU 2020-06, our effective interest rates were 7.00% for the 2023 Notes, 4.96% for the 2024 Notes, and 5.41% for the 2026 Notes due to the discount on the Notes related to the component previously allocated to equity.
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
For at least 20 trading days during the period of 30 consecutive trading days ending March 31, 2022, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day. As a result, the 2023 Notes are convertible at the option of the holders during the quarter ending June 30, 2022 and were classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2022. As of March 31, 2022, the if-converted value of the 2023 Notes exceeded its principal amount by $52.0 million. As of March 31, 2022, the 2024 & 2026 Notes were not currently convertible.
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

We elected to integrate the applicable capped call options with the applicable series of Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19.1 million gross cost of the purchased capped calls in the case of the 2023 Notes and the $87.4 million gross cost of the purchased capped calls in the case of the 2024 & 2026 Notes will be deductible for income tax purposes as original discount interest over the term of the 2023 Notes and the applicable series of the 2024 & 2026 Notes, respectively. We recorded deferred tax assets of $4.6 million with respect to the 2023 Notes and $20.9 million with respect to the 2024 & 2026 Notes, which represent the tax benefit of these deductions with an offsetting entry to additional paid-in capital. These deferred tax assets, as adjusted for activity through December 31, 2021, were written off as part of the ASU 2020-06 implementation.
In connection with the exchange agreements discussed below, we terminated a corresponding portion of the existing capped call transactions that we entered into in connection with the issuance of the 2023 Notes, which resulted in the net share settlement and our receipt and retirement of 285,466 shares of Class A common stock.
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three months ended March 31, 2022.
The Notes consisted of the following (in thousands):

	As of March 31, 2022			As of December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization(1)	(501)	(3,979)	(5,292)	(7,348)	(42,941)	(71,043)
Net carrying amount	$84,247	$396,021	$394,708	$77,400	$357,059	$328,957

Equity, net of issuance costs(2)	$—	$—	$—	$46,473	$69,749	$93,380

(1) As of December 31, 2021, the debt discount component, net of amortization, which is not applicable under ASU 2020-06, was $6.7 million for the 2023 Notes, $38.6 million for the 2024 Notes, and $65.5 million for the 2026 Notes. See Note 2, Significant Accounting Policies, for additional information related to the adoption of this accounting standard.
(2) Not applicable under ASU 2020-06. See Note 2, Significant Accounting Policies, for additional information related to the adoption of this accounting standard.
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2022	2021
Contractual interest expense	$1,606	$1,606
Amortization of debt issuance costs and discount(1)	780	7,992
Total	$2,386	$9,598
(1) The aggregate amortization expense related to the equity component of our Notes, which is not applicable under ASU 2020-06, for the three months ended March 31, 2021 was $7.2 million.

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

Payments Due by Period
Remainder of 2022	$3,424
2023	90,960
2024	406,000
2025	4,000
2026	404,000
Total principal and related contractual interest	$908,384

9. Equity Awards
Stock Options
Stock option activity during the three months ended March 31, 2022 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2021	2,008	$65.05
Granted	—	—
Exercised	(69)	11.05
Canceled/forfeited	(28)	112.34
Options outstanding at March 31, 2022	1,911	$66.31
There were no options granted during the three months ended March 31, 2022. As of March 31, 2022, there was $21.3 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.6 years.
Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the three months ended March 31, 2022 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2021	3,693	$85.64
Granted	7,266	48.40
Vested	(664)	79.68
Canceled/forfeited	(254)	79.02
RSUs outstanding at March 31, 2022	10,041	$59.25
(1) The table above includes restricted stock units with market, performance, and/or service conditions.
During the three months ended March 31, 2022, we granted 3.0 million market-based PRSUs to certain executives. These awards have an explicit service period of two years and a market performance period of seven years. The awards have six tranches, each representing a separate stock price hurdle. Provided the relevant stock price hurdle is met, each tranche will vest on the later of the (i) second anniversary of the grant date and (ii) certification date once the performance goal is achieved. The performance goal is defined as when the 60-trading day volume-weighted average price, or VWAP, equals or exceeds the relevant stock price hurdle.

Awards subject to market conditions are valued on the date of grant using a Monte Carlo simulation valuation model. The grant date fair value of the market-based PRSUs, measured using a Monte Carlo simulation valuation model, was $109.7 million. The derived service period was also determined through use of the simulation model. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the accelerated attribution method. The fair values of the market-based PRSUs granted have been estimated utilizing the following assumptions:

Underlying stock price at valuation date	$54.24
Estimated volatility	53%
Risk-free interest rate	2%
Simulation term (in years)	7
During the three months ended March 31, 2022, we also granted PRSUs to certain executives with a grant date fair value of $5.3 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2023 based upon the percentage achievement of certain annual recurring revenue targets or will otherwise be forfeited on December 31, 2022 if the targets are not met.
As of March 31, 2022, total unrecognized compensation expense related to unvested RSUs and PRSUs, including the market-based PRSUs described above, was approximately $524.0 million, which is expected to be recognized over a weighted-average period of 2.5 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenue	$3,404	$1,108
Research and development	11,174	6,325
Sales and marketing	15,220	7,045
General and administrative	15,364	9,961
Total	$45,162	$24,439

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
In March 2022, we ceased use of our previous corporate headquarters in Irvine, California and entered into a new sublease agreement for the remaining term of the underlying lease. As a result, we performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets, including the right-of-use asset and fixed assets utilized by this facility. Based on this evaluation, we determined that long-lived assets with a carrying value of $11.6 million were no longer recoverable and recorded a right-of-use asset and fixed asset impairment of $6.1 million and $2.1 million, respectively.

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$6,228	$3,876
Short-term lease cost	144	25
Variable lease cost	1,232	1,153
Total lease cost	$7,604	$5,054
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	As of
	March 31, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	5.0	5.3
Weighted-average discount rate	4.52%	4.57%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of March 31, 2022 (in thousands):

Operating Leases (2)
Remainder of 2022	$17,941
2023	22,195
2024	19,927
2025	19,065
2026	15,886
2027	7,825
Thereafter	4,093
Total minimum lease payments	106,932
Less imputed interest	(11,669)
Present value of future minimum lease payments	95,263
Less current obligations under leases (1)	(19,603)
Long-term lease obligations	$75,660
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
(2) Excludes expected sublease income of approximately $5.1 million over the next five years.

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
As of March 31, 2022 and December 31, 2021, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
12. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2022	2021
Provision for income taxes	$1,488	$993
Effective tax rate	(1.4)%	(2.5)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including, among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of March 31, 2022, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K. deferred tax assets as of March 31, 2022.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three months ended March 31, 2021 and three months ended March 31, 2022 was primarily attributable to a full valuation allowance against our U.S. and U.K. deferred tax assets. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three months ended March 31, 2021 or three months ended March 31, 2022.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

13. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net loss attributable to common stockholders	$(105,567)	$(40,656)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	67,826	66,932
Effect of dilutive securities:
Convertible senior notes	—	—
Employee stock awards	—	—
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	67,826	66,932
Net loss per share attributable to common stockholders, basic	$(1.56)	$(0.61)
Net loss per share attributable to common stockholders, diluted	$(1.56)	$(0.61)
Since we were in a loss position for all periods presented, basic net loss is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. The following weighted-average equivalent shares of common stock, excluding the impact of the treasury stock and if-converted methods, were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Three Months Ended March 31,
	2022	2021
Stock awards (1)	7,018	4,197
Convertible senior notes	6,136	6,136
Total shares excluded from net loss per share	13,154	10,333
(1) The table above does not include 861,985 PRSUs because, as of March 31, 2022, the performance criteria had not yet been met for these contingently-issuable shares.
Effective as of January 1, 2022 with our adoption of ASU 2020-06, we use the if-converted method for calculating any potential dilutive effect of the conversion options of the Notes on diluted net income per share, which assumes conversion as of the beginning of the period or at the time of issuance, if later. Prior to ASU 2020-06, we had historically utilized the treasury stock method due to our intent and ability to settle the principal balance of the Notes in cash. As we have utilized the modified retrospective method of adoption, there is no change to our previously reported earnings per share amounts.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, or Annual Report, filed with the Securities and Exchange Commission, or the SEC, on February 15, 2022. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
Overview
We are a leader in Analytic Process Automation, or Alteryx APA. The Alteryx APA software platform unifies analytics, data science and business process automation in one self-service platform to accelerate digital transformation, deliver high-impact business outcomes, accelerate the democratization of data, and rapidly upskill modern workforces. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx APA software platform, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom line impact, efficiency gains, and rapid upskilling.
Our platform includes Alteryx Designer, our data profiling, preparation, blending, analytics, data science and process automation product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for managing, automating and governing processes and applications in a web-based environment, Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. Our platform also offers cloud-native products, including Alteryx Designer Cloud, the browser-based version of our Alteryx Designer product, Alteryx Machine Learning, our automated machine learning product for building, validating, iterating, and exploring machine learning models with a fully-guided user experience, Alteryx Auto Insights, our analytics solution that automates insights for business users, and Alteryx Trifacta, our open and interactive cloud platform for data engineers and analysts to collaboratively profile, prepare, and pipeline data for analytics and machine learning. In addition, Alteryx Community, our online user community, allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2022, we had nearly 8,200 customers in more than 80 countries, including over 890 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud or through a browser. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three months ended March 31, 2022 and 2021, respectively.
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

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has resulted in authorities implementing and re-implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic has had or will have on our operating results, financial condition, liquidity and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, any resurgences of the pandemic locally or globally, and the evolution and impact of COVID-19 variants, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these factors, for an indefinite period of time.

To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide were closed from March 2020 through May 2021. Beginning in June 2021 and continuing into the three months ended March 31, 2022, as conditions have improved, vaccination rates have increased, and local authorities have permitted, we have reopened most of our offices worldwide. Starting in April 2022, we are also encouraging our U.S.-based employees who are local to an office to begin returning at least one day per week. We have also reduced restrictions on travel and have seen increases in travel in the three months ended March 31, 2022. We anticipate that costs related to travel will continue to increase as government-imposed travel restrictions are eased and lifted. In February 2022, we transitioned our corporate headquarters to our new facilities in Irvine, California. Although we were able to secure a subtenant for our previous corporate headquarters, the impact of the pandemic on the commercial real estate market and the increase in work-from-home arrangements has caused a decline in demand for office space and market rates, which contributed to the long-lived asset impairment incurred upon our ceasing use of that space.
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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2021	2021	2021	2021	2022
Annual recurring revenue	$512.7	$547.6	$578.6	$638.0	$683.6

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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2021	2021	2021	2021	2022
Dollar-based net expansion rate	120%	120%	119%	119%	119%
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2021	2021	2021	2021	2022
Customers	7,214	7,405	7,689	7,936	8,195

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Revenue:
Subscription-based software license	$63,089	$43,358
PCS and services	94,852	75,401
Total revenue	157,941	118,759
Cost of revenue:
Subscription-based software license	2,102	1,249
PCS and services	22,139	9,592
Total cost of revenue(1)	24,241	10,841
Gross profit	133,700	107,918
Operating expenses:
Research and development(1)	50,150	31,322
Sales and marketing(1)	115,610	71,907
General and administrative(1)	59,440	33,500
Impairment of long-lived assets	8,239	—
Total operating expenses	233,439	136,729
Loss from operations	(99,739)	(28,811)
Interest expense	(2,390)	(9,598)
Other expense, net	(1,950)	(1,254)
Loss before provision for income taxes	(104,079)	(39,663)
Provision for income taxes	1,488	993
Net loss	$(105,567)	$(40,656)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Cost of revenue	$3,404	$1,108
Research and development	11,174	6,325
Sales and marketing	15,220	7,045
General and administrative	15,364	9,961
Total	$45,162	$24,439

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2022	2021
Revenue:
Subscription-based software license	39.9%	36.5%
PCS and services	60.1	63.5
Total revenue	100.0	100.0
Cost of revenue:
Subscription-based software license	1.3	1.1
PCS and services	14.0	8.1
Total cost of revenue	15.3	9.2
Gross profit	84.7	90.8
Operating expenses:
Research and development	31.8	26.4
Sales and marketing	73.2	60.5
General and administrative	37.6	28.2
Impairment of long-lived assets	5.2	—
Total operating expenses	147.8	115.1
Loss from operations	(63.1)	(24.3)
Interest expense	(1.5)	(8.1)
Other expense, net	(1.3)	(1.1)
Loss before provision for income taxes	(65.9)	(33.5)
Provision for income taxes	0.9	0.8
Net loss	(66.8)%	(34.3)%
Comparison of the Three Months Ended March 31, 2022 and 2021
Revenue

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$63,089	$43,358	$19,731	45.5%
PCS and services	94,852	75,401	19,451	25.8
Total revenue	$157,941	$118,759	$39,182	33.0%
Subscription-based software license revenue increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in sales to new and existing customers during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021. In addition, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, we recognized a larger portion of the total transaction price at the point in time when the platform was first made available to the customer, or the beginning of the subscription term, if later, during the three months ended March 31, 2022 as compared to the three months ended March 31, 2021.

PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition of this revenue over time, the increase in PCS and services revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between March 31, 2021 and March 31, 2022. Our product pricing was not a significant driver of the changes in subscription-based software license or PCS and services revenue for the periods presented. In addition, our new cloud-based product offerings, including Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, and products acquired as part of our Trifacta acquisition, did not represent a material amount of revenue for the three months ended March 31, 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
United States	$110,033	$77,237	$32,796	42.5%
International	47,908	41,522	6,386	15.4
Total revenue	$157,941	$118,759	$39,182	33.0%
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$2,102	$1,249	$853	68.3%
PCS and services	22,139	9,592	12,547	130.8
Total cost of revenue	$24,241	$10,841	$13,400	123.6%
% of revenue	15.3%	9.2%
Gross margin	84.7%	90.8%
Cost of revenue increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to $8.8 million in increased employee-related costs driven by incremental headcount, a broad-based wage increase to improve retention and productivity, and merit increases, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was an increase in amortization of intangibles associated with our recent acquisitions of $1.2 million, depreciation of capitalized software development costs of $1.0 million, and higher information technology and overhead costs of $0.8 million to support the increased headcount. In addition, we have made significant investments in our cloud infrastructure and customer success organizations, including through the acquisition of Trifacta, which has contributed to the increase to cost of revenue and the resulting decrease to gross margin.

As of March 31, 2022, we had 262 cost of revenue personnel as compared to 111 as of March 31, 2021.
Research and Development

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$50,150	$31,322	$18,828	60.1%
% of revenue	31.8%	26.4%

Research and development expense increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to $15.2 million in increased employee-related costs driven by incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in consulting and outsourced labor costs of $2.0 million to assist in certain development projects, as well as higher information technology costs of $0.9 million related primarily to additional software licenses and web services procured and overhead costs of $0.6 million due to office expansion and fit-outs.
As of March 31, 2022, we had 609 research and development personnel as compared to 394 as of March 31, 2021.
Sales and Marketing

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$115,610	$71,907	$43,703	60.8%
% of revenue	73.2%	60.5%
Sales and marketing expense increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to an increase in employee-related costs of $27.7 million. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $8.4 million due primarily to increased international travel as well as the overall easing of travel restrictions associated with the COVID-19 pandemic. Furthermore, there was an increase of $2.5 million in information technology and overhead costs as a result of office expansion and fit outs, an increase of $2.3 million in marketing programs due in part to our brand awareness campaigns, such as the ongoing sponsorship of McLaren Racing, and an increase in consulting and outsourced labor costs of $1.5 million related to go-to-market projects and global campaign integration.
As of March 31, 2022, we had 1,126 sales and marketing personnel as compared to 720 as of March 31, 2021.
General and Administrative

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$59,440	$33,500	$25,940	77.4%
% of revenue	37.6%	28.2%
General and administrative expense increased for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 primarily due to $13.1 million in increased employee-related costs from incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs, including the market-based PRSUs granted to certain executives. In addition, there was an increase in consulting and outsourced labor costs of $10.6 million primarily due to higher legal and accounting professional services fees related to our recent acquisition of Trifacta, as well as an increase in overhead costs of $1.4 million due to office expansion and fit outs, including our new corporate headquarters.
As of March 31, 2022, we had 387 general and administrative personnel as compared to 273 as of March 31, 2021.

Impairment of Long-lived Assets

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Impairment of long-lived assets	$8,239	$—	$8,239	*

*	Not meaningful
The long-lived asset impairment is attributable to the cease-use and sublease of our previous corporate headquarters during the three months ended March 31, 2022. We recorded an impairment on the right-of-use asset and related fixed asset of $6.1 million and $2.1 million, respectively, as the carrying value exceeded the future discounted cash flows.
Interest Expense

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,390)	$(9,598)	$7,208	(75.1)%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense decreased in the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 due to the removal of the equity component and related amortization of the debt discount as part of the adoption of ASU 2020-06.
Other Expense, Net

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Other expense, net	$(1,950)	$(1,254)	$(696)	*

*	Not meaningful
Other expense, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other expense, net for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was related to greater realized losses in securities of $1.3 million resulting from sales of our short-term available-for-sale investments and a decrease in investment income of $0.2 million due to lower interest rates, offset in part by a decrease in loss in foreign currency remeasurement of $0.9 million due to fluctuations in the United States Dollar as compared to other major currencies in which we transact.
Provision for Income Taxes

	Three Months Ended March 31,		Change
	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$1,488	$993	$495	*

*	Not meaningful

The change in the provision for income taxes for the three months ended March 31, 2022 as compared to the three months ended March 31, 2021 was primarily due to an increase in pre-tax loss at the annualized effective tax rate for the three months ended March 31, 2022.
Liquidity and Capital Resources
We had $598.3 million and $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities with $564.7 million and $972.3 million held domestically, as of March 31, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents and investments is primarily due to the acquisition of Trifacta for $389.8 million, net of cash acquired.
Our principal uses of cash are funding our operations and other working capital requirements.
In the short term, we believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital and capital expenditure requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital and capital expenditure requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing. To the extent existing cash and cash equivalents and short-term investments and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity securities and could contain covenants that restrict operations. Any additional equity or convertible debt financing may be dilutive to stockholders. If we are unable to raise additional capital or refinance our existing indebtedness when desired, our business, operating results, and financial condition could be adversely affected.

There were no material changes in our contractual obligations and commitments during the three months ended March 31, 2022 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Convertible Senior Notes, Note 10, Leases, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2022	2021
	(in thousands)
Net cash provided by operating activities	$8,818	$25,968
Net cash provided by (used in) investing activities	(3,986)	64,611
Net cash used in financing activities	(9,385)	(7,828)
Operating Activities
Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2022. Net cash provided by operating activities primarily reflected net non-cash activity of $72.2 million and a change in operating assets and liabilities of $42.2 million, offset in part by a net loss of $105.6 million.
Net cash provided by operating activities was $26.0 million for the three months ended March 31, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $41.1 million and a change in operating assets and liabilities of $25.6 million, offset in part by a net loss of $40.7 million.

Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the three months ended March 31, 2021 and 2022 compared to the year ended December 31, 2020 and 2021, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2022 was $4.0 million, consisting of $389.8 million of cash paid in connection with our acquisition of Trifacta and $9.3 million of purchases of property and equipment, offset in part by $395.1 million of sales and maturities of investments, net of purchases.
Net cash provided by investing activities for the three months ended March 31, 2021 was $64.6 million, consisting of $70.2 million of sales and maturities of investments, net of purchases, offset in part by $5.6 million of purchases of property and equipment.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2022 was $9.4 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $14.1 million, offset in part by proceeds from stock option exercises of $4.7 million.
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
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, of the notes to our condensed consolidated financial statements included elsewhere in Part I, Item 1 of this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements.

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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $598.3 million as of March 31, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2022 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Each series of our Notes bears a fixed interest rate, and therefore, is not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions, or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our 2023 Notes and August 2019 related to the issuance of our 2024 & 2026 Notes.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2022 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We experienced rapid growth in our recent past and expect to continue to invest in our growth in the future. We employed 2,384 full-time employees as of March 31, 2022 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
We have grown, and we expect to continue to grow, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 80 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, Netherlands, Singapore, Spain, Ukraine, the United Arab Emirates, and the United Kingdom. We intend to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

•effectively recruiting, integrating, training, and motivating a large number of new employees, including our direct sales force and engineering and development employees, while retaining existing employees, maintaining the beneficial aspects of our corporate culture, effectively managing a rapidly increasing global and remote workforce, and effectively executing our business plan;
•satisfying existing customers and attracting new customers;
•successfully improving and expanding the capabilities of our platform and introducing new products and services;
•effectively executing our acquisition strategy, managing the integration of our acquisitions, and retaining key employees of acquired companies;
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
Further, due to our rapid growth in recent years, we have limited experience operating at our current scale and potentially at a larger scale, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries. If our assumptions regarding these risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address these risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
In addition, during the first year of the COVID-19 pandemic, we temporarily ceased or considerably slowed significant investments in or commitments of administrative, operational, and financial resources to grow our operations, including by limiting expansion into additional countries, enhancements to our infrastructure and systems, and growth of our talent base. With vaccines widely available in the United States and internationally, organizations have begun to resume normal operations and, as described above, we have resumed significant investments in these and other areas to grow our operations. In the event variants of COVID-19 or other resurgences of COVID-19 require us to again curtail these investments and commitments of resources, or if the effects of the COVID-19 pandemic on us, the economy or our customers continues, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition.
From time to time, we realign our resources and talent to implement stage-appropriate business strategies. Any furlough, layoff or other reduction in force related to such realignments has resulted in, and in the future may result in, the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims, all of which could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings or other benefits anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.

Our revenue growth and ability to sustain profitability depends on being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force and software engineers.
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We have seen this demand for talent increase among our peers and competitors due to, among other things, the significant growth the technology sector has experienced. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during the current period of heightened employee attrition in the U.S. and other countries. As we accelerate our hiring we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand the business and products and achieve target productivity levels. In addition, although we have reopened most of our offices worldwide, many of our employees continue to work remotely full-time and a significant portion of our employees may continue to work from home for an indefinite period of time as a result of any federal, state or local vaccine, testing, or other mandates for employers implemented during the COVID-19 pandemic and our adoption of work-from-home policies that offer our employees flexibility to continue to work remotely, any of which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new employees do not become productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. In addition, if our work-from-home policies or office environments do not meet the needs and expectations of our workforce, our ability to attract and retain our employees could be negatively impacted.
As we continue to enter new geographies, we will need to attract, hire, and retain skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. Attracting and hiring personnel in new countries requires additional set up and upfront costs, such as costs to establish a local subsidiary or office, that we may not recover if those personnel fail to achieve full productivity. In addition, a large percentage of our talent is new to our company and our platform, which may adversely affect our revenue if we cannot train our talent quickly or effectively.
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
The outbreak and subsequent resurgences of the COVID-19 pandemic around the world have impacted our business and operating results and the duration and extent of any adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
As a result of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities adopted, we experienced, and may continue to experience, changes in customer buying behavior, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. The COVID-19 pandemic and such precautionary measures could also negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges. In the event resurgences of COVID-19 and its variants continue, the COVID-19 pandemic may continue to disrupt the operations of our customers and partners for an unknown period of time, including as a result of travel restrictions and/or business shutdowns. Any of the foregoing could negatively impact our business and operating results. As of the date of this Quarterly Report on Form 10-Q, we do not yet know the full extent of the negative impact of these changes in buying behavior or our remote sales and services activities on our ability to attract new customers or retain and expand existing customers. Furthermore, in addition to potentially reducing or delaying technology spending, existing and potential customers have attempted and may attempt in the future to renegotiate contracts and obtain concessions as a result of the COVID-19 pandemic, which may materially and negatively impact our operating results, financial condition and prospects.
Our management team has committed and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to divert, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. As of April 2022, we have reopened all of our offices in the United States. Our efforts to safely reopen our offices in the United States and internationally may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic may have long-term effects on the nature of the office environment and remote working, including as a result of any federal, state or local vaccine, testing, or other mandates for employers, and this may present operational and workplace culture challenges that may adversely affect our business.
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, and could result in additional business closures, layoffs or furloughs of, or reductions in the number of hours worked by, our and our customers’ employees, and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. Such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition, and operating results. The trading prices for our common stock and other technology companies have been highly volatile during the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic has had or will have on our business. The impact on our business will continue to depend on future developments, including continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and results of operations.

If we are unable to develop, release, and gain market acceptance of product and service enhancements and new products and services to respond to rapid technological change in a timely and cost-effective manner, or if we are unable to develop a successful business model to sell those products and services we have acquired or integrate them into our existing products and services, our business, operating results, and financial condition could be adversely affected.
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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introduction of Alteryx Designer Cloud and Alteryx Machine Learning, our first cloud-based products, and the addition of Alteryx Auto Insights (formerly Hyper Anna) from our acquisition of Hyper Anna in October 2021 and the Trifacta Data Engineering Platform, or Alteryx Trifacta, from our acquisition of Trifacta in February 2022, have increased and could continue to increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may discontinue products and inform customers that these products will no longer be supported or receive updates. To the extent these products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. For example, in 2021, we discontinued the sale of Alteryx Analytics Hub, or AAH.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new Internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Designer Cloud, Alteryx Auto Insights, Alteryx Machine Learning, and Alteryx Trifacta, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards.
Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.

Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While we have released cloud-based products, most of our customers currently deploy our on-premise platform. In February 2022, we made Alteryx Designer Cloud and Alteryx Machine Learning generally available. We also acquired Alteryx Auto Insights (formerly Hyper Anna) in October 2021 and Alteryx Trifacta in February 2022 and have begun to market and sell both products to our customers. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results and gross margins.
We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in prior periods, we incurred a net loss in the three months ended March 31, 2022, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our existing employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. While these initiatives resumed in 2021, they may be further delayed or re-evaluated if resurgences of the COVID-19 pandemic continue, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue has slowed and may continue to slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, increasing competition, decreasing growth of our overall market, decreases in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired both Hyper Anna Pty. Ltd. and Lore IO, Inc. in October 2021 to accelerate more functionality in the cloud and improve data discovery capabilities in our platform, and we acquired Trifacta Inc. in February 2022 to accelerate the development of an integrated end-to-end, low code/no code analytics automation platform in the cloud. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, additional channels of distribution, discount pricing, or investments in other companies. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including sponsorship opportunities and online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to upsell to our customers are not successful, our business and operating results would be adversely affected.

Our customers generally enter into license agreements with one to three year subscription terms and generally have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. New customers may enter into license agreements for lower subscription amounts or for shorter subscription terms than we anticipate, which reduces our ability to forecast revenue growth accurately. Moreover, our customers may not renew their subscriptions and those customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription terms. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of deployment, reductions in our customers’ spending levels, changes in customer department size and composition, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline or otherwise fail to grow as projected.
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
We cannot be certain that we will be able to identify suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any such channel partner. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. The training provided to our channel partners must also be ongoing, as we continue to add new products and functionality to our portfolio. If we do not succeed in identifying or training suitable indirect sales channel partners, our business, operating results, and financial condition may be adversely affected.
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
The market for self-service data analytics software is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic processing and modeling tools from Microsoft Corporation, Oracle Corporation, and SAS Institute Inc. Additionally, data visualization companies that already offer products and services in adjacent markets have introduced products and services that are increasingly competitive with our offerings. We could also face competition from new market entrants, some of whom might be our current technology partners, such as Databricks, Inc., DataRobot, Inc., Sisense Inc., and Snowflake Inc. In addition, some business analytics software companies offer data preparation and/or advanced analytic processing and modeling tools that are competitive with some of the features within our platform, such as Dataiku Ltd., salesforce.com, inc., and TIBCO Software Inc.
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources, greater experience with cloud business models, and greater name recognition than we do. Competition in the self-service data analytics software market has increased and we expect competition to become more intense as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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
Moreover, current and future competitors may also make strategic acquisitions or establish cooperative relationships among themselves or with others, including our current or future technology partners. By doing so, these competitors may increase their ability to meet the needs of our customers or potential customers. In addition, our current or prospective indirect sales channel partners may establish cooperative relationships with our current or future competitors. These relationships may limit our ability to sell or certify our platform through specific distributors, technology providers, database companies, and distribution channels and allow our competitors to rapidly gain significant market share. Our competitors’ ability to capture additional market share could limit our ability to obtain revenue from existing and new customers. If we are unable to compete successfully against current and future competitors, our business, operating results, and financial condition would be harmed.
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
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown our employee base over the last several years, including through the acquisition of other companies, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic, a majority of our employees have been working remotely full-time, which can create additional obligations and difficulties for certain employees and could negatively impact our corporate culture. Any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our employees, which could negatively impact our ability to attract and retain our employees and maintain our corporate culture. Further, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
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
We are generating a growing portion of our revenue from international licenses, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. There are certain risks inherent in conducting international business, including:
•fluctuations in foreign currency exchange rates and level of interest rates and inflation, which could add volatility to our operating results;
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
•the need to make significant investments in people, solutions, and infrastructure, typically well in advance of revenue generation;
•challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits, and compliance programs;
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
•corporate espionage; and
•political or economic instability and security risks, including as a result of or related to Russia’s recent invasion of Ukraine, in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Many countries in the European Union, a number of other countries, organizations such as the Organization for Economic Co-Operation and Development, or OECD and the United States, have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. On October 8, 2021, the OECD announced that 136 countries and jurisdictions (out of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, or BEPS) agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. A central theme of the OECD’s BEPS recommendation is increased transparency and reporting regarding business models, legal entity structures, and transfer pricing policies used by multinationals. Pillar One provides taxing rights to market jurisdictions on a portion of the residual profits earned by multinational enterprises, or MNEs, with an annual global turnover exceeding €20 billion and 10 percent profitability. Pillar Two requires MNE groups with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. A multilateral convention is anticipated to be signed in 2022, with effective implementation in 2023. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Some of these or other new rules could result in double taxation of our international earnings. Recently, the executive branch of the U.S. federal government and certain tax-writing legislative committees have proposed changes to various tax laws that, if enacted, would, among other things, impose a new global minimum tax on book profits and change existing law pertaining to Global Intangible Low-Taxed Income, or GILTI, Foreign Derived Intangible Income, or FDII, and the crediting of foreign income taxes. We cannot predict when and whether the U.S. will enact any of the proposals, and if so, their impact on our business. Such changes could materially impact our financial condition, results of operations, and cash flows.
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
•changes in the legislative or regulatory environment, such as with respect to privacy, and the imposition of any new or expanded export-related sanctions;
•the application of new or changing financial accounting standards or practices;
•level of interest rates and inflation;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including as a result of the global economic impact related to Russia’s recent invasion of Ukraine.

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
Over the past several years, we have undergone, and may continue to experience, changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. For example, in October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In May 2021, our Board of Directors appointed a new Chief Revenue Officer. In addition, over the last twelve months, we have added several new senior management employees, including a new Chief Product Officer in February 2021, a new Chief Marketing Officer in February 2022, and a new Chief Information Security Officer in March 2022. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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
Positions we may take (or choose not to take) on social and ethical issues may be unpopular with some of our employees, partners, or with our customers or potential customers, which may in the future impact our ability to attract or retain employees, partners, or customers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability. Any such claims could cause reputational harm to our brand or result in liability.
Our disclosures on environmental, social, and governance, or ESG, matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has also proposed additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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
Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released or acquired technologies are integrated into our platform. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose errors, compatibility issues, failures, or bugs in our software. From time to time we have identified, and in the future we may identify other, vulnerabilities in our platform, which we may not be able to timely address and remediate. These vulnerabilities could cause our platform to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our platform to customers. We devote significant resources to address security vulnerabilities through engineering a more secure platform, extensively testing our platform, enhancing security and reliability features in our products and systems, and deploying updates to address security vulnerabilities, but security vulnerabilities cannot be eliminated. The cost of these and other steps could reduce our operating margins and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could also result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. Alleviating any of these problems could require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, due to the COVID-19 pandemic, many of our employees have been working remotely full-time and may continue to work remotely full-time even after the pandemic subsides, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
Any actual or perceived security breach or compromise or failure of our or our third-party partners’ systems, networks, data, or confidential information could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationships with us, subjecting us to costly notification and remediation requirements, or harming our brand. For example, in 2018, we were subject to lawsuits filed against us related to potential access to a commercially available, third-party marketing dataset that provided consumer marketing information intended to help marketing professionals advertise and sell their products. While these lawsuits were ultimately resolved in 2018, future litigation or similar proceedings may not be resolved favorably and we could be liable to third parties for security breaches, which could adversely affect our business or operations.

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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers, current and former employees, and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization’s environment. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that an update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state, and local government agencies, educational institutions and several private companies and governments around the world. In July 2021, Kaseya Ltd., a managed service provider, notified its customers that its software management system had been compromised and, as a result, ransomware was introduced into the information technology infrastructures of certain of its customers, disabling their computers until a ransom payment was made. While we do not believe we were affected by either incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. In December 2021, the Apache Software Foundation, or Apache, publicly disclosed a remote code execution, or RCE, vulnerability in its Log4j 2 product, or Log4j, an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, Apache disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware, or take control of the target's system. Certain applications in our product suite and infrastructure did utilize the affected versions of Log4j. In March 2022, Spring Core publicly disclosed an RCE vulnerability that also impacted certain applications in our product suite and infrastructure. Although we believe we identified and remediated the known Log4j and Spring Core vulnerabilities, the risk of additional vulnerabilities and potential attacks related to these issues may continue for several months given the complexity and widespread nature of these vulnerabilities. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants, or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants, or other service providers. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other forms of deceiving our employees, contractors, and temporary staff.
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data that may be subject to privacy laws or disrupt our information systems, devices, or business. As a result, cybersecurity, physical security and the continued development and enhancement of our controls, processes and practices designed to protect our enterprise, information systems and data from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption, or unauthorized access of data;
•litigation, including potential class action litigation, and potential liability under privacy, security, and consumer protection laws or other applicable laws;
•notification to governmental agencies, the media and/or affected individuals pursuant to various federal, state, and international privacy and security laws;
•regulatory fines and sanctions;
•reputational damage;
•increase to insurance premiums; and
•foreign, federal, and state governmental inquiries.
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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services or other contractual obligations. Large indemnity payments could harm our business, operating results, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business and operating results.
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
We also implemented changes to our accounting processes, internal controls, and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. Our contracts with customers often include multiple performance obligations and we allocate the transaction price to the various performance obligations based on standalone selling price. Revenue is recognized when we satisfy each performance obligation, which can occur throughout the contract period. If we determine to add or remove any performance obligations from our products in the future, the timing and pattern of revenue recognition for our contracts with customers could materially change, resulting in either a larger or smaller portion of the total transaction price being recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. For example, beginning January 1, 2022, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, a larger portion of the total transaction price is now recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later, than had previously been recognized for our platform. As we introduce cloud-based offerings, the pattern of revenue recognition could differ from the pattern of revenue recognition related to our legacy on-premise products. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, including as a result of selling Trifacta’s standalone product, our revenue may be affected and may grow more slowly or inconsistently than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
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
As the use of digital information continues to evolve, regulation by federal, state, and foreign governments or agencies in the areas of data privacy and data security has increased, is likely to further increase, and may touch upon other regulatory legal regimes. In the United States, for example, protected health information is subject to the Health Insurance Portability and Accountability Act, or HIPAA. HIPAA has been supplemented by the Health Information Technology for Economic and Clinical Health Act with the result of increased civil and criminal penalties for noncompliance. Under HIPAA, entities performing certain functions and creating, receiving, maintaining, or transmitting protected health information provided by covered entities and other business associates are directly subject to HIPAA. In the event our platform or other products process protected health information uploaded by our customers, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with HIPAA. Any systems failure or security breach that results in the release of, or unauthorized access to, personal data, or any failure or perceived failure by us to comply with our privacy policies or any applicable laws or regulations relating to privacy or data protection, could result in proceedings against us by governmental entities, supervisory authorities, or others. Such proceedings could result in the imposition of sanctions, fines, penalties, liabilities, or governmental orders requiring that we change our data or security practices, any of which could have a material adverse effect on our business, operating results, and financial condition.
Data protection and privacy laws are becoming more rigorous, with regulators applying more scrutiny resulting in inconsistent and conflicting interpretations or supplemental regulations that may result in our not being in technical compliance from one jurisdiction to another. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent data protection requirements, including mandating extensive documentation requirements and implementation of internal and external procedures to comply with certain privacy rights granted to individuals. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance develops, all of which may adversely affect our revenue and our business overall. In addition, the GDPR, as well as other European Data Protection laws, such as those from the U.K. and Switzerland, set forth explicit limitations on transfers of personal data from the European Economic Area, or EEA, the U.K., and Switzerland to the United States or other jurisdictions that the European Commission (or United Kingdom or Switzerland, as applicable) does not recognize as having “adequate” data protection laws, absent an approved data transfer mechanism or appropriate safeguards in place, such as Standard Contractual Clauses, the most recent of which were amended by the European Commission in June 2021, which will also require extra efforts to achieve compliance by December 2022 on then-existing contracts. While we strive to comply with these Standard Contractual Clauses, it is possible that in certain situations we may not be able to use them and may otherwise be unable to transfer personal data between and among countries and regions in which we operate. This could affect the way we provide our services and we may find it necessary to establish systems in the EEA, the U.K., and Switzerland to maintain personal data originating from those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Since the beginning of 2021, when the transitional period following Brexit expired, we have had to continue to comply with the GDPR and also the U.K.’s implementation of GDPR and supplemental Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of annual global turnover.

Several states have also enacted new data privacy laws. For example, California enacted the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures and individual privacy rights to California consumers, and to afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on July 1, 2020, with its implementing regulations most recently amended on March 15, 2021. The California Privacy Rights Act, or the CPRA, was separately approved by California voters in connection with the November 2020 election and creates new obligations relating to consumer data collected after January 1, 2022, with implementing regulations expected on or before July 1, 2022, and enforcement beginning January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation, but potential uncertainty surrounding the CPRA’s adoption may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and our operating results. We continue to monitor other state laws on data privacy and protection, such as Virginia and Colorado, which have consumer data protection laws going into effect on January 1, 2023 and July 1, 2023, respectively. The Utah Consumer Privacy Act of 2022 was also recently enacted and will become effective on December 31, 2023. Twelve other states have active legislative efforts that we are monitoring. As we deploy cloud-based products and business models into our operations, the scope and applicability of the foregoing and any future privacy and data protection laws and regulations to our business will increase and the consequences of any related failures or breaches will become more severe.
We depend on third parties in relation to the operation of our business, a number of which process personal data on our behalf. With each such provider we generally attempt to mitigate the associated risks of using third parties by, among other things, performing security assessments, entering into contractual arrangements to ensure that providers only process personal data according to our instructions, and that they have sufficient technical and organizational security measures in place. Where we transfer personal data outside the EEA or the U.K. to such third parties, we do so while considering the relevant safeguards (e.g., Standard Contractual Clauses, as described above). There is no assurance that these contractual measures and our own privacy and security-related safeguards will protect us from the risks associated with the third-party processing, storage, and transmission of such information. Any violation of data or security laws by our third-party processors could have a material adverse effect on our business and result in the fines and penalties outlined above.
Furthermore, enforcement actions and investigations by regulatory authorities (such as the Federal Trade Commission or the states’ attorneys general) related to data security incidents, alleged unfair or deceptive acts concerning privacy practices, and other privacy violations continue to increase. Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or related statements, any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. As a result of these events, our reputation may be harmed, we may lose current and potential users and the competitive position of our brand might be diminished, any of which could materially adversely affect our business, operating results, and financial condition. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, any of which may have a material adverse effect on our business, operating results, reputation, and financial condition.

Political and economic uncertainty, particularly in Europe, could cause disruptions to, and create uncertainty surrounding, our business in Europe, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on our operations in Europe.
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
Additionally, Russia’s recent invasion of Ukraine has negatively affected our employees and operations in the region, given our research and development center in Ukraine, and could negatively affect our business and our relationships with existing and prospective customers, partners, and employees, particularly those in Europe, given the global political and economic uncertainty resulting from the conflict.
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
Our business is subject to regulation by various federal, state, local and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results, and financial condition.

Current and future litigation could have a material adverse impact on our operating results and financial condition.
From time to time, we have been subject to litigation, including class action litigation The outcome of any litigation, regardless of its merits, is inherently uncertain. Regardless of the merits of any claims that may be brought against us, pending or future litigation could result in a diversion of management’s attention and resources and we may be required to incur significant expenses defending against these claims. If we are unable to prevail in litigation, we could incur payments of substantial monetary damages or fines, or undesirable changes to our products or business practices, and accordingly our business, financial condition, or operating results could be materially and adversely affected. Where we can make a reasonable estimate of the liability relating to pending litigation and determine that it is probable, we record a related liability. As additional information becomes available, we assess the potential liability and revise estimates as appropriate. However, because of uncertainties relating to litigation, the amount of our estimates could change. Any adverse determination related to litigation could require us to change our technology or our business practices, pay monetary damages or fines, or enter into royalty or licensing arrangements, which could adversely affect our operating results and cash flows, harm our reputation, or otherwise negatively impact our business.
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
Our platform is subject to governmental, including United States and European Union, export control laws and regulations. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, the U.S. and other countries levied additional sanctions against Russian and Belarusian entities and individuals in response to Russia’s military action in Ukraine. As a result, we terminated access to our software to, and ceased pursuing active deals with, various sanctioned entities and individuals. While our commercial presence in Russia is not material, there may be other, similar events in the future where increased sanction activity results in a material adverse effect on our operating results and financial condition. Further, while we take precautions to prevent our platform from being exported in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges.
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
Further, if our channel or other partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, including as a result of economic sanctions and other geopolitical developments following Russia’s recent invasion of Ukraine, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and operating results.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our common stock and other technology companies have been highly volatile during and as a result of the COVID-19 pandemic and other circumstances often unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we are unable to refinance our existing debt on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

Risks Related to Our Notes
Although our Notes are referred to as senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.
The Notes (as defined in Note 8, Convertible Senior Notes, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.

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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as responses to the COVID-19 pandemic and the global economic impact as a result of Russia’s recent invasion of Ukraine, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
As a result of meeting certain conditional conversion criteria during the three months ended March 31, 2022, the outstanding 2023 Notes are currently convertible at the option of the holders during the quarter ending June 30, 2022. During this time, and in the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes are, with respect to the 2023 Notes, and will be, with respect to all Notes, entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we are currently, with respect to the 2023 Notes, and could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the condensed consolidated balance sheet as of March 31, 2022.
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
In addition, under certain circumstances, convertible debt instruments (such as the Notes) that may be settled entirely or partially in cash may be accounted for utilizing the treasury stock method, the effect of which is that the shares issuable upon conversion of a series of Notes are not included in the calculation of diluted earnings per share except to the extent that the conversion value of such series of Notes exceeds their principal amount. Under the treasury stock method, for diluted earnings per share purposes, the transaction is accounted for as if the number of shares of Class A common stock that would be necessary to settle such excess, if we elected to settle such excess in shares, are issued. In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the diluted earnings per share calculation in certain areas. We adopted this standard effective as of January 1, 2022 using the modified retrospective method. Our assessment is that the utilization of the treasury stock method is no longer appropriate under our circumstances. Following the adoption of the new standard, we utilize the if-converted method, which adversely affects our diluted earnings per share calculation.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through March 31, 2022. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•rising inflation and our ability to control costs, including our operating expenses;
•natural disasters, acts of war, such as Russia’s recent invasion of Ukraine, terrorism, or pandemics, including the COVID-19 pandemic;

•other events or factors or responses to these events or factors; and
•sales of shares of our Class A common stock by us or our stockholders, including sales and purchases of any Class A common stock issued upon conversion of any series of our Notes.
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 68.1 million shares of our Class A and Class B common stock outstanding as of March 31, 2022. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act of 1933, as amended, or Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of March 31, 2022, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.

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
Over the last decade, including during and as a result of the COVID-19 pandemic, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including Russia’s recent invasion of Ukraine and the global response to such action. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in, and may continue to result in, travel restrictions and in some cases, prohibitions of non-essential travel, disruption and shutdown of businesses and greater uncertainty in global financial markets. Although we continue to monitor the situation, the effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities adopted resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. It is not possible at this time to estimate the extent of the impact that the COVID-19 pandemic has had or could have on our business, as the impact will depend on future developments, including but not limited to continued availability, adoption, and efficacy of available vaccines, which are highly uncertain and cannot be predicted.
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
Natural disasters or other catastrophic events, including those resulting from the effects of climate change, may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the ongoing effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities have adopted have resulted in, and could continue to result in, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes, and could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, Russia’s recent invasion of Ukraine has negatively affected our employees and operations in the region and could negatively affect our business and result in delays in development of our platform. In addition, the effects of climate change are rapidly evolving and have resulted, and may continue to result, in an increase in the frequency and magnitude of natural disasters. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires, and we have regional offices in Texas and New York, which are states that have experienced intensified hurricane activity. All the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. Although we expect an increasing number of sales contracts to be denominated in currencies other than the U.S. dollar in the future, the majority of our sales contracts have historically been denominated in U.S. dollars, and therefore, most of our revenue has not been subject to foreign currency risk. However, changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with Russia’s recent invasion of Ukraine, and could have a negative impact on our operating results, revenue, and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to climate change and other ESG-focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. If our efforts to comply with new laws, regulations, and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to their application and practice, regulatory authorities may initiate legal proceedings against us, and our business may be adversely affected.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

2.1±†	Agreement and Plan of Merger, dated as of January 6, 2022, by and among the Registrant, Alteryx Thunder Sub, Inc., Trifacta Inc. and Shareholder Representative Services, LLC.					X

10.1*	Form of Severance and Change in Control Agreement.					X

10.2*	Separation Agreement by and between the Registrant and Scott Davidson.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.
#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
±	Certain schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K and the Registrant agrees to furnish supplementally to the SEC a copy of any omitted schedules or exhibits upon request.
†	Certain portions of the exhibit have been omitted as permitted under Item 601(b)(2) of Regulation S-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer (Principal Executive Officer)

By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial Officer)
Date: May 3, 2022