Form 10-Q
period 2022-06-30
Alteryx, Inc.
filed 2022-08-03
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
On July 26, 2022, there were 60,761,559 shares of the registrant’s Class A common stock outstanding and 7,738,635 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2022

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
•our expectations for the Alteryx APA platform, Alteryx Designer Cloud powered by Trifacta, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Connect, Alteryx Promote, and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation, including as a result of integrating acquired technology into our existing technology;
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription-based software license	$80,737	$40,016	$143,826	$83,374
PCS and services	99,886	80,054	194,738	155,455
Total revenue	180,623	120,070	338,564	238,829
Cost of revenue:
Subscription-based software license	2,942	1,226	5,044	2,475
PCS and services	26,830	11,704	48,969	21,296
Total cost of revenue	29,772	12,930	54,013	23,771
Gross profit	150,851	107,140	284,551	215,058
Operating expenses:
Research and development	57,077	30,866	107,227	62,188
Sales and marketing	133,195	77,656	248,805	149,563
General and administrative	56,450	33,666	115,890	67,166
Impairment of long-lived assets	—	—	8,239	—
Total operating expenses	246,722	142,188	480,161	278,917
Loss from operations	(95,871)	(35,048)	(195,610)	(63,859)
Interest expense	(2,447)	(9,635)	(4,837)	(19,233)
Other income (expense), net	(6,843)	2,056	(8,793)	802
Loss before provision for income taxes	(105,161)	(42,627)	(209,240)	(82,290)
Provision for income taxes	1,605	813	3,093	1,806
Net loss	$(106,766)	$(43,440)	$(212,333)	$(84,096)
Net loss per share attributable to common stockholders, basic	$(1.56)	$(0.65)	$(3.12)	$(1.25)
Net loss per share attributable to common stockholders, diluted	$(1.56)	$(0.65)	$(3.12)	$(1.25)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	68,311	67,173	68,070	67,053
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	68,311	67,173	68,070	67,053
Other comprehensive income (loss), net of tax:
Net unrealized holding loss on investments, net of tax	(851)	(960)	(3,002)	(1,558)
Foreign currency translation adjustments	2,517	(240)	4,697	(902)
Other comprehensive income (loss), net of tax	1,666	(1,200)	1,695	(2,460)
Total comprehensive loss	$(105,100)	$(44,640)	$(210,638)	$(86,556)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$111,308	$152,375
Short-term investments	297,595	506,874
Accounts receivable, net	114,237	192,318
Prepaid expenses and other current assets	110,129	81,360
Total current assets	633,269	932,927
Property and equipment, net	74,549	71,270
Operating lease right-of-use assets	88,893	102,681
Long-term investments	102,756	343,213
Goodwill	399,898	57,415
Intangible assets, net	66,092	21,737
Other assets	90,830	70,445
Total assets	$1,456,287	$1,599,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$30,531	$8,086
Accrued payroll and payroll related liabilities	58,562	61,391
Accrued expenses and other current liabilities	55,702	53,917
Deferred revenue	174,248	208,154
Convertible senior notes, net	84,355	77,400
Total current liabilities	403,398	408,948
Convertible senior notes, net	791,458	686,016
Operating lease liabilities	70,584	78,784
Other liabilities	19,251	23,186
Total liabilities	1,284,691	1,196,934
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 60,723 and 59,771 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively; 500,000 Class B shares authorized, 7,738 and 7,763 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	512,421	598,710
Accumulated deficit	(336,993)	(190,429)
Accumulated other comprehensive loss	(3,839)	(5,534)
Total stockholders’ equity	171,596	402,754
Total liabilities and stockholders’ equity	$1,456,287	$1,599,688
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2021	67,534	$7	$598,710	$(190,429)	$(5,534)	$402,754
Adoption of ASU 2020-06	—	—	(176,964)	65,769	—	$(111,195)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	434	—	(14,126)	—	—	$(14,126)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	160	—	4,741	—	—	4,741
Stock-based compensation	—	—	53,957	—	—	53,957
Cumulative translation adjustment	—	—	—	—	2,180	2,180
Unrealized loss on investments, net of tax	—	—	—	—	(2,151)	(2,151)
Net loss	—	—	—	(105,567)	—	(105,567)
Balances at March 31, 2022	68,128	$7	$466,318	$(230,227)	$(5,505)	$230,593
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	329	$—	$(12,012)	$—	$—	$(12,012)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	4	—	57	—	—	57
Stock-based compensation	—	—	58,058	—	—	58,058
Cumulative translation adjustment	—	—	—	—	2,517	2,517
Unrealized loss on investments, net of tax	—	—	—	—	(851)	(851)
Net loss	—	—	—	(106,766)	—	(106,766)
Balances at June 30, 2022	68,461	$7	$512,421	$(336,993)	$(3,839)	$171,596
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized loss on investments, net of tax	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	98	$—	$(3,881)	$—	$—	$(3,881)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	49	—	521	—	—	521
Stock-based compensation	—	—	28,148	—	—	28,148
Cumulative translation adjustment	—	—	—	—	(240)	(240)
Unrealized loss on investments, net of tax	—	—	—	—	(960)	(960)
Net loss	—	—	—	(43,440)	—	(43,440)
Balances at June 30, 2021	67,218	$7	$530,424	$(94,844)	$(3,953)	$431,634
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(212,333)	$(84,096)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	17,060	7,386
Non-cash operating lease cost	10,115	7,081
Stock-based compensation	103,121	52,226
Amortization of discounts and premiums on investments, net	647	2,447
Amortization of debt discount and issuance costs	1,616	16,016
Deferred income taxes	1,455	875
Foreign currency remeasurement (gains) losses	10,283	(684)
Impairment of long-lived assets	8,239	—
Other non-cash operating activities, net	2,846	(471)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	81,299	47,801
Deferred commissions	(3,858)	277
Prepaid expenses, other current assets, and other assets	(41,254)	(29,501)
Accounts payable	19,796	9,149
Accrued payroll and payroll related liabilities	(11,949)	(8,587)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(7,537)	(9,566)
Deferred revenue	(34,856)	5,485
Net cash provided by (used in) operating activities	(55,310)	15,838
Cash flows from investing activities:
Capitalized software development costs	(4,451)	(1,118)
Purchases of property and equipment	(12,779)	(10,294)
Cash paid in business acquisition, net of cash acquired	(389,769)	—
Purchases of investments	(82,552)	(486,514)
Sales and maturities of investments	527,222	606,012
Net cash provided by investing activities	37,671	108,086
Cash flows from financing activities:
Proceeds from exercise of stock options	4,798	5,764
Minimum tax withholding paid on behalf of employees for restricted stock units	(26,138)	(16,952)
Net cash used in financing activities	(21,340)	(11,188)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(2,088)	(226)
Net increase (decrease) in cash, cash equivalents and restricted cash	(41,067)	112,510
Cash, cash equivalents and restricted cash—beginning of period	154,623	173,665
Cash, cash equivalents and restricted cash—end of period	$113,556	$286,175
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Six Months Ended June 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,212	$3,212
Cash paid for income taxes	$1,578	$1,303
Cash paid for amounts included in the measurement of operating lease liabilities	$11,138	$8,060
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$6,561	$3,774
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,727	$40,294
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
The operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue by region:
United States	$129,501	$81,060	$239,534	$158,297
International	51,122	39,010	99,030	80,532
Total	$180,623	$120,070	$338,564	$238,829
Revenue attributable to the United Kingdom comprised 10.1% and 11.6% of the total revenue for the three and six months ended June 30, 2021, respectively. Other than the United Kingdom for the three and six months ended June 30, 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, Singapore, Spain, the United Arab Emirates, and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, service, hosted offerings, and subscriptions to third-party syndicated data is recognized ratably over the subscription term, with the exception of professional services related to training services. Revenue related to professional services is recognized at a point in time as the services are performed and represents less than 5% of total revenue for all periods presented.
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

As of June 30, 2022, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $35.6 million is included in prepaid expenses and other current assets and $40.7 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2021, we had contract assets of $22.0 million included in prepaid expenses and other current assets and $20.5 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three and six months ended June 30, 2022 and 2021.
As of June 30, 2022, we had deferred revenue of $174.2 million included in current deferred revenue and $6.6 million included in other liabilities on our condensed consolidated balance sheet. As of December 31, 2021, we had deferred revenue of $208.2 million included in current deferred revenue and $2.7 million included in other liabilities on our consolidated balance sheet. During the six months ended June 30, 2022 and 2021, we recognized $139.6 million and $80.5 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively. During the three months ended June 30, 2022 and 2021, we recognized $77.8 million and $41.8 million, respectively, of revenue related to amounts that were included in deferred revenue as of March 31, 2022 and 2021, respectively.
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the three and six months ended June 30, 2022 and 2021 is presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning balance(1)	$67,471	$50,627	$69,817	$51,186
Additional deferred commissions	22,015	10,722	32,987	19,731
Amortization of deferred commissions(2)	(17,361)	(10,429)	(30,389)	(19,988)
Effects of foreign currency translation	(1,118)	(51)	(1,408)	(60)
Ending balance	$71,007	$50,869	$71,007	$50,869
(1) Of the amount of commissions deferred as of January 1, 2022, $6.3 million was paid in shares of the Company’s Class A common stock in the six months ended June 30, 2022. No payments were made in shares in the three months ended June 30, 2022.
(2) Of the amount amortized from deferred commissions during the three and six months ended June 30, 2022, $0.4 million and $0.6 million, respectively, were paid in shares of the Company’s Class A common stock and are included in stock-based compensation.
As of June 30, 2022 and 2021, $31.3 million and $26.0 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three and six months ended June 30, 2022 and 2021. There were no assets recognized related to the costs to fulfill contracts during each of the three and six months ended June 30, 2022 and 2021 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2022, we had an aggregate transaction price of $495.0 million allocated to unsatisfied performance obligations related primarily to PCS, hosted offerings, and subscriptions to third-party syndicated data. We expect to recognize $456.8 million as revenue over the next 24 months, with the remaining amount recognized thereafter.

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
In connection with the acquisition, we entered into employment and share-based compensation agreements with certain employees of Trifacta, which include up to $75.0 million in equity-based incentive awards, subject to continued employment over a period of 36 months. We additionally held back $9.2 million of the purchase price that will vest and become payable to certain key employees in three annual installments based on each such employee’s continued service. As both the awards and hold back arrangements are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation. The transaction costs associated with the acquisition were approximately $11.3 million, of which $7.8 million was incurred during the six months ended June 30, 2022 and was recorded in general and administrative expense.
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

Fair Value
Cash and cash equivalents	$13,360
Accounts receivable, net	6,702
Other current and non-current assets	13,537
Goodwill	343,134
Intangible assets, net	51,000
Accounts payable, accrued expenses and other current and non-current liabilities	(15,808)
Deferred revenue	(8,796)
Net assets acquired	$403,129
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2022 and December 31, 2021 (in thousands):

	As of June 30, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$54,947	$—	$54,947	$54,947	$—	$—
Level 1:
Money market funds	$28,893	$—	$28,893	$28,893	$—	$—
Subtotal	$28,893	$—	$28,893	$28,893	$—	$—
Level 2:
Commercial paper	$127,929	$(385)	$127,544	$27,468	$100,076	$—
Certificates of deposit	3,500	(64)	3,436	—	3,436	—
U.S. Treasury and agency bonds	248,467	(3,523)	244,944	—	157,971	86,973
Corporate bonds	51,989	(844)	51,145	—	36,112	15,033
Subtotal	$431,885	$(4,816)	$427,069	$27,468	$297,595	$102,006
Level 3:	$—	$—	$—	$—	$—	$—
Total	$515,725	$(4,816)	$510,909	$111,308	$297,595	$102,006

	As of December 31, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,579	$—	$68,579	$68,579	$—	$—
Level 1:
Money market funds	$15,382	$—	$15,382	$15,382	$—	$—
Subtotal	$15,382	$—	$15,382	$15,382	$—	$—
Level 2:
Commercial paper	$308,250	$(97)	$308,153	$68,414	$239,739	$—
Certificates of deposit	3,500	(3)	3,497	—	—	3,497
U.S. Treasury and agency bonds	459,960	(1,264)	458,696	—	189,243	269,453
Corporate bonds	148,605	(450)	148,155	—	77,892	70,263
Subtotal	$920,315	$(1,814)	$918,501	$68,414	$506,874	$343,213
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,004,276	$(1,814)	$1,002,462	$152,375	$506,874	$343,213
All long-term investments had maturities between one and two years in duration as of June 30, 2022.
As of June 30, 2022, we had gross unrealized losses of $4.9 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of June 30, 2022.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2022 and December 31, 2021, the fair value of our Notes was $770.8 million and $857.3 million, respectively. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable and contract assets in our condensed consolidated balance sheets (in thousands):

	Accounts Receivable Reserve		Contract Asset Reserve
	Six Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Beginning Balance	$3,546	$3,114	$1,479	$2,438
Provision	968	605	655	470
Recoveries	(237)	(482)	(8)	(74)
Charge-offs	(584)	(260)	(39)	(31)
Ending Balance	$3,693	$2,977	$2,087	$2,803
7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2022 was as follows (in thousands):

Goodwill as of December 31, 2021	$57,415
Goodwill recorded in connection with acquisition	343,134
Effects of foreign currency translation	(651)
Goodwill as of June 30, 2022	$399,898
Intangible assets consisted of the following (in thousands, except years):

	As of June 30, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.6	$2,477	$(1,053)	$1,424
Completed technology	6.1	80,184	(16,819)	63,365
Trade names	2.6	1,500	(197)	1,303
		$84,161	$(18,069)	$66,092

	As of December 31, 2021
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	3.1	$1,557	$(862)	$695
Completed technology	5.1	32,337	(11,295)	21,042
		$33,894	$(12,157)	$21,737
We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$3,326	$1,094	$5,638	$2,176
Sales and marketing	342	59	437	117
Total	$3,668	$1,153	$6,075	$2,293

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2022 (in thousands):

Remainder of 2022	$6,939
2023	11,772
2024	11,121
2025	9,810
2026	9,338
Thereafter	17,112
Total amortization expense	$66,092
8. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate(1)	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	1.01%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	1.32%	$5.2809	$189.36
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
In May and June 2018, we sold $230.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the 2023 Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the 2023 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The 2023 Notes are our senior, unsecured obligations, and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018.
In August 2019, we sold $400.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2024, or the 2024 Notes, and $400.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2026, or the 2026 Notes, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of the 2024 Notes and an additional $50.0 million of the 2026 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The 2024 & 2026 Notes are our senior, unsecured obligations, and interest is payable semi-annually in arrears on February 1 and August 1 of each year beginning February 1, 2020.
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
While the 2023 Notes have, from time to time, been convertible at the option of the holders as a result of meeting one or more of the triggers described above, as of June 30, 2022, none of the above triggers were met for any series of Notes. Accordingly, no Notes are convertible at the option of the holders during the quarter ending September 30, 2022. As the 2023 Notes mature on June 1, 2023, they were classified as current liabilities on the condensed consolidated balance sheet as of June 30, 2022. As of June 30, 2022, the if-converted value of the 2023 Notes exceeded its principal amount by $7.8 million and the if-converted values of the 2024 & 2026 Notes did not exceed their respective principal amounts.
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
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three and six months ended June 30, 2022.
The Notes consisted of the following (in thousands):

	As of June 30, 2022			As of December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization(1)	(393)	(3,554)	(4,988)	(7,348)	(42,941)	(71,043)
Net carrying amount	$84,355	$396,446	$395,012	$77,400	$357,059	$328,957

Equity, net of issuance costs(2)	$—	$—	$—	$46,473	$69,749	$93,380

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
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Contractual interest expense	$1,606	$1,606	$3,212	$3,212
Amortization of debt issuance costs and discount(1)	836	8,024	1,616	16,016
Total	$2,442	$9,630	$4,828	$19,228
(1) The aggregate amortization expense related to the equity component of our Notes, which is not applicable under ASU 2020-06, for the three and six months ended June 30, 2021 was $7.2 million and 14.5 million, respectively.

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

Payments Due by Period
Remainder of 2022	$3,212
2023	90,960
2024	406,000
2025	4,000
2026	404,000
Total principal and related contractual interest	$908,172

9. Equity Awards
Stock Options
Stock option activity during the six months ended June 30, 2022 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2021	2,008	$65.05
Granted	—	—
Exercised	(73)	11.17
Canceled/forfeited	(107)	113.75
Options outstanding at June 30, 2022	1,828	$64.37
There were no options granted during the six months ended June 30, 2022. As of June 30, 2022, there was $16.7 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.4 years.
Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the six months ended June 30, 2022 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2021	3,693	$85.64
Granted	7,949	49.71
Vested	(1,182)	75.04
Canceled/forfeited	(636)	76.76
RSUs outstanding at June 30, 2022	9,824	$58.41
(1) The table above includes restricted stock units with market, performance, and/or service conditions.
In March 2022, we granted 3.0 million market-based PRSUs to certain executives. These awards have an explicit service period of two years and a market performance period of seven years. The awards have six tranches, each representing a separate stock price hurdle. Provided the relevant stock price hurdle is met, each tranche will vest on the later of the (i) second anniversary of the grant date and (ii) certification date once the performance goal is achieved. The performance goal is defined as when the 60-trading day volume-weighted average price, or VWAP, equals or exceeds the relevant stock price hurdle.

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
In February 2022, we also granted PRSUs to certain executives with a grant date fair value of $5.3 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2023 based upon the percentage achievement of certain annual recurring revenue targets or will otherwise be forfeited on December 31, 2022 if the targets are not met.
As of June 30, 2022, total unrecognized compensation expense related to unvested RSUs and PRSUs, including the market-based PRSUs described above, was approximately $485.0 million, which is expected to be recognized over a weighted-average period of 2.4 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenue	$4,521	$1,293	$7,925	$2,401
Research and development	14,698	7,330	25,872	13,655
Sales and marketing	19,174	8,042	34,394	15,087
General and administrative	19,566	11,122	34,930	21,083
Total	$57,959	$27,787	$103,121	$52,226

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

Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$5,926	$5,000	$12,154	$8,876
Short-term lease cost	156	16	300	41
Variable lease cost	1,424	1,020	2,656	2,173
Total lease cost	$7,506	$6,036	$15,110	$11,090
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	As of
	June 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	4.9	5.3
Weighted-average discount rate	4.53%	4.57%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of June 30, 2022 (in thousands):

Operating Leases (2)
Remainder of 2022	$13,736
2023	22,086
2024	19,831
2025	19,011
2026	15,850
2027	7,825
Thereafter	4,094
Total minimum lease payments	102,433
Less imputed interest	(10,629)
Present value of future minimum lease payments	91,804
Less current obligations under leases (1)	(21,220)
Long-term lease obligations	$70,584
(1) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.
(2) Excludes expected sublease income of approximately $4.9 million over the next five years.

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
As of June 30, 2022 and December 31, 2021, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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
12. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Provision for income taxes	$1,605	$813	$3,093	$1,806
Effective tax rate	(1.5)%	(1.9)%	(1.5)%	(2.2)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including, among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of June 30, 2022, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K. deferred tax assets as of June 30, 2022.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three and six months ended June 30, 2021 and three and six months ended June 30, 2022 was primarily attributable to a full valuation allowance against our U.S. and U.K. deferred tax assets. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three and six months ended June 30, 2021 or three and six months ended June 30, 2022.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

13. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(106,766)	$(43,440)	$(212,333)	$(84,096)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	68,311	67,173	68,070	67,053
Net loss per share attributable to common stockholders, basic and diluted	$(1.56)	$(0.65)	$(3.12)	$(1.25)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Stock awards (1)	8,729	4,689	7,879	4,444
Convertible senior notes	6,136	6,136	6,136	6,136
Total shares excluded from net loss per share	14,865	10,825	14,015	10,580
(1) The table above does not include 3.2 million PRSUs because, as of June 30, 2022, the performance criteria had not yet been met for these contingently-issuable shares.
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
Our platform includes Alteryx Designer, our data profiling, preparation, blending, analytics, data science and process automation product deployable to the cloud and on premise, Alteryx Server, our secure and scalable server-based product for managing, automating and governing processes and applications in a web-based environment, Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product, Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise, and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor and deploy predictive models into real-time production applications. Our platform also offers cloud-native products, including Alteryx Designer Cloud powered by Trifacta, our open and interactive cloud platform for data engineers and analysts to collaboratively profile, prepare, and pipeline data for analytics and machine learning, Alteryx Machine Learning, our automated machine learning product for building, validating, iterating, and exploring machine learning models with a fully-guided user experience, and Alteryx Auto Insights, our analytics solution that automates insights for business users. In addition, Alteryx Community, our online user community, allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2022, we had nearly 8,300 customers in more than 90 countries, including over 910 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud or through a browser. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and six months ended June 30, 2022 and 2021, respectively.
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

To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide were closed from March 2020 through May 2021. Beginning in June 2021 and continuing into the six months ended June 30, 2022, as conditions have improved, vaccination rates have increased, and local authorities have permitted, we have reopened all of our offices worldwide. Starting in April 2022, we began encouraging our U.S.-based employees who are local to an office to begin returning at least one day per week. We have also reduced restrictions on travel and have seen increases in travel in the three months ended June 30, 2022. We anticipate that costs related to travel will continue to increase. In February 2022, we transitioned our corporate headquarters to our new facilities in Irvine, California. Although we were able to secure a subtenant for our previous corporate headquarters, the impact of the pandemic on the commercial real estate market and the increase in work-from-home arrangements has caused a decline in demand for office space and market rates, which contributed to the long-lived asset impairment incurred upon our ceasing use of that space.
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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2021	2021	2021	2021	2022	2022
Annual recurring revenue	$512.7	$547.6	$578.6	$638.0	$683.6	$726.8

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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2021	2021	2021	2021	2022	2022
Dollar-based net expansion rate	120%	120%	119%	119%	119%	120%
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2021	2021	2021	2021	2022	2022
Customers	7,214	7,405	7,689	7,936	8,195	8,296

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription-based software license	$80,737	$40,016	$143,826	$83,374
PCS and services	99,886	80,054	194,738	155,455
Total revenue	180,623	120,070	338,564	238,829
Cost of revenue:
Subscription-based software license	2,942	1,226	5,044	2,475
PCS and services	26,830	11,704	48,969	21,296
Total cost of revenue(1)	29,772	12,930	54,013	23,771
Gross profit	150,851	107,140	284,551	215,058
Operating expenses:
Research and development(1)	57,077	30,866	107,227	62,188
Sales and marketing(1)	133,195	77,656	248,805	149,563
General and administrative(1)	56,450	33,666	115,890	67,166
Impairment of long-lived assets	—	—	8,239	—
Total operating expenses	246,722	142,188	480,161	278,917
Loss from operations	(95,871)	(35,048)	(195,610)	(63,859)
Interest expense	(2,447)	(9,635)	(4,837)	(19,233)
Other income (expense), net	(6,843)	2,056	(8,793)	802
Loss before provision for income taxes	(105,161)	(42,627)	(209,240)	(82,290)
Provision for income taxes	1,605	813	3,093	1,806
Net loss	$(106,766)	$(43,440)	$(212,333)	$(84,096)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$4,521	$1,293	$7,925	$2,401
Research and development	14,698	7,330	25,872	13,655
Sales and marketing	19,174	8,042	34,394	15,087
General and administrative	19,566	11,122	34,930	21,083
Total	$57,959	$27,787	$103,121	$52,226

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Subscription-based software license	44.7%	33.3%	42.5%	34.9%
PCS and services	55.3	66.7	57.5	65.1
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.6	1.0	1.5	1.1
PCS and services	14.9	9.8	14.5	8.9
Total cost of revenue	16.5	10.8	16.0	10.0
Gross profit	83.5	89.2	84.0	90.0
Operating expenses:
Research and development	31.6	25.7	31.7	26.0
Sales and marketing	73.7	64.7	73.5	62.6
General and administrative	31.3	28.0	34.2	28.1
Impairment of long-lived assets	—	—	2.4	—
Total operating expenses	136.6	118.4	141.8	116.7
Loss from operations	(53.1)	(29.2)	(57.8)	(26.7)
Interest expense	(1.3)	(8.0)	(1.4)	(8.1)
Other income (expense), net	(3.8)	1.7	(2.6)	0.3
Loss before provision for income taxes	(58.2)	(35.5)	(61.8)	(34.5)
Provision for income taxes	0.9	0.7	0.9	0.7
Net loss	(59.1)%	(36.2)%	(62.7)%	(35.2)%
Comparison of the Three and Six Months Ended June 30, 2022 and 2021
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$80,737	$40,016	$40,721	101.8%	$143,826	$83,374	$60,452	72.5%
PCS and services	99,886	80,054	19,832	24.8	194,738	155,455	39,283	25.3
Total revenue	$180,623	$120,070	$60,553	50.4%	$338,564	$238,829	$99,735	41.8%
Subscription-based software license revenue increased for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 primarily due to an increase in sales to new and existing customers during the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021. In addition, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, we recognized a larger portion of the total transaction price at the point in time when the platform was first made available to the customer, or the beginning of the subscription term, if later, during the six months ended June 30, 2022 as compared to the six months ended June 30, 2021.

PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable revenue recognition, the increase in PCS and services revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between June 30, 2021 and June 30, 2022. Our product pricing was not a significant driver of the changes in subscription-based software license or PCS and services revenue for the periods presented. In addition, our new cloud-based product offerings, including Alteryx Designer Cloud powered by Trifacta, Alteryx Machine Learning, and Alteryx Auto Insights, did not represent a material amount of revenue for the six months ended June 30, 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
United States	$129,501	$81,060	$48,441	59.8%	$239,534	$158,297	$81,237	51.3%
International	51,122	39,010	12,112	31.0	99,030	80,532	18,498	23.0
Total revenue	$180,623	$120,070	$60,553	50.4%	$338,564	$238,829	$99,735	41.8%
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$2,942	$1,226	$1,716	140.0%	$5,044	$2,475	$2,569	103.8%
PCS and services	26,830	11,704	15,126	129.2	48,969	21,296	27,673	129.9
Total cost of revenue	$29,772	$12,930	$16,842	130.3%	$54,013	$23,771	$30,242	127.2%
% of revenue	16.5%	10.8%			16.0%	10.0%
Gross margin	83.5%	89.2%			84.0%	90.0%
Cost of revenue increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to $11.5 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, and merit increases, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was an increase in amortization of intangibles associated with our recent acquisitions of $2.2 million, depreciation of capitalized software development costs of $1.7 million, and higher information technology and overhead costs of $0.4 million to support the increased headcount. In addition, we have made significant investments in our cloud infrastructure and customer success organizations, including through the acquisition of Trifacta, which has contributed to the increase to cost of revenue and the resulting decrease to gross margin.
Cost of revenue increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to $20.4 million in increased employee-related costs, including stock-based compensation, driven by an increase in headcount, a broad-based wage increase, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was an increase in amortization of intangibles associated with our recent acquisitions of $3.5 million, depreciation of capitalized software development costs of $2.7 million, and higher information technology and overhead costs of $1.2 million, to support the increased headcount.

As of June 30, 2022, we had 294 cost of revenue personnel as compared to 125 as of June 30, 2021.

Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$57,077	$30,866	$26,211	84.9%	$107,227	$62,188	$45,039	72.4%
% of revenue	31.6%	25.7%			31.7%	26.0%
Research and development expense increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to $22.9 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in consulting and outsourced labor costs of $1.0 million to assist in certain development projects, higher information technology costs of $1.0 million related primarily to software licenses and web services procured, and an increase in overhead costs of $1.0 million due to office expansion and fit-outs.
Research and development expense increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to $38.0 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase of $3.0 million in consulting and outsourced labor costs to assist in certain development projects, higher overhead costs of $1.9 million due to office expansion and fit-outs, and higher information technology costs of $1.6 million related to additional software licenses and web services procured.
As of June 30, 2022, we had 636 research and development personnel as compared to 408 as of June 30, 2021.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$133,195	$77,656	$55,539	71.5%	$248,805	$149,563	$99,242	66.4%
% of revenue	73.7%	64.7%			73.5%	62.6%
Sales and marketing expense increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to an increase in employee-related costs of $39.1 million. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $5.5 million due primarily to increased international travel. Furthermore, there was an increase of $5.9 million in marketing programs due in part to our brand awareness campaigns, such as our in-person user conference that occurred in May 2022, which had been fully virtual in the prior year. In addition, there was an increase of $1.7 million in information technology and overhead costs as a result of office expansion and fit outs and an increase in consulting and outsourced labor costs of $1.6 million related to go-to-market projects and global campaign integration.
Sales and marketing expense increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to an increase in employee-related costs, including stock-based compensation, of $66.8 million. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $13.9 million, primarily due to increased international travel as a result of the overall easing of travel restrictions associated with the COVID-19 pandemic and the return to our in-person events. Furthermore, there was an increase of $8.3 million in marketing programs due in part to our brand awareness campaigns, such as our in-person user conference in May 2022, which had been fully virtual in the prior year, and other digital marketing programs, an increase of $4.3 million in information technology and overhead costs as a result of office expansion and fit outs, and an increase in consulting and outsourced labor costs of $3.1 million related to projects for go-to-market strategies and global campaign integration.

As of June 30, 2022, we had 1,239 sales and marketing personnel as compared to 771 as of June 30, 2021.
General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$56,450	$33,666	$22,784	67.7%	$115,890	$67,166	$48,724	72.5%
% of revenue	31.3%	28.0%			34.2%	28.1%
General and administrative expense increased for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 primarily due to $18.9 million in increased employee-related costs, including stock-based compensation, from incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs, including the market-based PRSUs granted to certain executives. In addition, there was an increase in consulting and outsourced labor costs of $2.2 million primarily due to higher legal and accounting professional services fees associated with integrating Trifacta operations post-acquisition, as well as an increase in overhead costs of $1.0 million due to office expansion and fit outs, including our new corporate headquarters.
General and administrative expense increased for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 primarily due to an increase in employee-related costs, including stock-based compensation, of $32.0 million due to an increase in headcount, a broad-based wage increase to improve retention and productivity, merit increases, additional stock awards granted to new hires and as part of our equity refresh programs, including the market-based PRSUs granted to certain executives. In addition, there was an increase in consulting and outsourced labor costs of $12.8 million primarily driven by higher legal and accounting professional services fees related to our acquisition of Trifacta in February 2022, as well as an increase in overhead costs of $2.4 million due to office expansion and fit outs, including our new corporate headquarters.
As of June 30, 2022, we had 426 general and administrative personnel as compared to 292 as of June 30, 2021.
Impairment of Long-lived Assets

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)				(in thousands, except percentages)
Impairment of long-lived assets	$—	$—	$—	*	$8,239	$—	$8,239	*

*	Not meaningful
The long-lived asset impairment is attributable to the cease-use and sublease of our previous corporate headquarters during the three months ended March 31, 2022. We recorded an impairment on the right-of-use asset and related fixed asset of $6.1 million and $2.1 million, respectively, as the carrying value exceeded the future discounted cash flows.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,447)	$(9,635)	$7,188	(74.6)%	$(4,837)	$(19,233)	$14,396	(74.9)%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense decreased in the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 due to the removal of the equity component and related amortization of the debt discount as part of the adoption of ASU 2020-06.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$(6,843)	$2,056	$(8,899)	*	$(8,793)	$802	$(9,595)	*

*	Not meaningful
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The decrease in other income (expense), net for the three months ended June 30, 2022 as compared to the three months ended June 30, 2021 was related to greater losses in foreign currency remeasurement of $8.2 million due to fluctuations in the United States Dollar as compared to other major currencies in which we transact and greater realized losses in securities of $0.8 million resulting from sales of our short-term available-for-sale investments.
The decrease in other income (expense), net for the six months ended June 30, 2022 as compared to the six months ended June 30, 2021 was related to greater losses in foreign currency remeasurement of $7.4 million due to fluctuations in the United States Dollar as compared to other major transactions in which we transact and greater realized losses in securities of $2.2 million resulting from sales of our short-term available-for-sale investments.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$1,605	$813	$792	*	$3,093	$1,806	$1,287	*

*	Not meaningful
The change in the provision for income taxes for the three and six months ended June 30, 2022 as compared to the three and six months ended June 30, 2021 was primarily due to an increase in pre-tax loss at the annualized effective tax rate for the three and six months ended June 30, 2022.

Liquidity and Capital Resources
We had $511.7 million and $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities with $487.8 million and $972.3 million held domestically, as of June 30, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents and investments is primarily due to the acquisition of Trifacta for $389.8 million, net of cash acquired.
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

There were no material changes in our contractual obligations and commitments during the three and six months ended June 30, 2022 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Convertible Senior Notes, Note 10, Leases, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.

We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(55,310)	$15,838
Net cash provided by investing activities	37,671	108,086
Net cash used in financing activities	(21,340)	(11,188)
Operating Activities
Net cash used in operating activities was $55.3 million for the six months ended June 30, 2022. Net cash used in operating activities primarily reflected a net loss of $212.3 million, offset in part by net non-cash activity of $155.4 million and a change in operating assets and liabilities of $1.6 million.
Net cash provided by operating activities was $15.8 million for the six months ended June 30, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $84.9 million and a change in operating assets and liabilities of $15.0 million, offset in part by a net loss of $84.1 million.

Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the six months ended June 30, 2021 and 2022 compared to the year ended December 31, 2020 and 2021, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liability and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2022 was $37.7 million, consisting of $444.7 million of sales and maturities of investments, net of purchases, offset in part by $389.8 million of cash paid in connection with our acquisition of Trifacta, $12.8 million of purchases of property and equipment, and $4.5 million of capitalized software development costs.
Net cash provided by investing activities for the six months ended June 30, 2021 was $108.1 million, consisting of $119.5 million of sales and maturities of investments, net of purchases, offset in part by $10.3 million of purchases of property and equipment and $1.1 million of capitalized software development costs.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2022 was $21.3 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $26.1 million, offset in part by proceeds from stock option exercises of $4.8 million.
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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These exposures may change over time as business practices evolve and economic conditions change. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $511.7 million as of June 30, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2022 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2022 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
We experienced rapid growth in our recent past and expect to continue to invest in our growth in the future. We employed 2,595 full-time employees as of June 30, 2022 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
We have grown, and we expect to continue to grow, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. We intend to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profits could be harmed. Risks that we face in undertaking future expansion include:

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
In addition, with vaccines widely available in the United States and internationally to prevent or mitigate the effects of COVID-19, organizations have begun to resume normal operations and we have resumed significant investments in and commitments of administrative, operational, and financial resources to grow our operations, including by continuing to expand into additional countries, enhance our infrastructure and systems, and grow our talent base. In the event variants of COVID-19 or other resurgences of COVID-19 require us to curtail these investments and commitments of resources, or if the effects of the COVID-19 pandemic on us, the economy, or our customers continue, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results and financial condition.
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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We have seen this demand for talent increase among our peers and competitors due to, among other things, the significant growth the technology sector has experienced. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during the current period of heightened employee attrition in the U.S. and other countries. As we accelerate our hiring, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or volatility or lack of performance in our stock price, we may need to provide higher levels of compensation, including equity compensation, or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand the business and products and achieve target productivity levels. In addition, although we have reopened all of our offices worldwide, many of our employees continue to work remotely full-time and a significant portion of our employees may continue to work from home for an indefinite period of time as a result of any federal, state or local vaccine, testing, or other mandates for employers implemented during the COVID-19 pandemic and our adoption of work-from-home policies that offer our employees flexibility to continue to work remotely, any of which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and planned hires may not become productive as quickly as we expect and if our new employees do not become productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. In addition, if our work-from-home policies or office environments do not meet the needs and expectations of our workforce, our ability to attract and retain our employees could be negatively impacted.
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
Employee turnover rates have increased during the COVID-19 pandemic and may continue to be elevated. We may also face integration challenges as we continue to seek to aggressively expand our talent base and as our management team continues to develop and execute its strategic corporate and product vision. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if the sales personnel are not successful in obtaining new customers or renewing or increasing sales to our existing customer base, or if the software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business will be adversely affected. More generally, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.
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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introduction of Designer Cloud powered by Trifacta and Alteryx Machine Learning, our first cloud-based products, and the addition of Alteryx Auto Insights (formerly Hyper Anna) from our acquisition of Hyper Anna in October 2021, have increased and could continue to increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may discontinue products and inform customers that these products will no longer be supported or receive updates. To the extent these products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results. For example, in 2021, we discontinued the sale of Alteryx Analytics Hub, or AAH.

Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new Internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, and Designer Cloud powered by Trifacta, we need to continually enhance and improve our platform to keep pace with changes in Internet-related hardware, software, communications, and database technologies and standards.
Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While we have released cloud-based products, most of our customers currently deploy our on-premise platform. In February 2022, we made Alteryx Machine Learning generally available. We also acquired Alteryx Auto Insights (formerly Hyper Anna) in October 2021 and the Trifacta Data Engineering Platform in February 2022. We announced an integrated, cloud-based Designer Cloud powered by Trifacta product in May 2022. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results and gross margins.
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
Our management team has committed and continues to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to divert, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. As of April 2022, we have reopened all of our offices in the United States. Our efforts to safely reopen our offices in the United States and internationally may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic has impacted, and may have long-term effects on, the nature of the office environment and remote working, including as a result of any federal, state or local vaccine, testing, or other mandates for employers, and this has presented, and may continue to present, operational and workplace culture challenges that may adversely affect our business.
More generally, the COVID-19 pandemic has and could continue to adversely affect economies and financial markets globally, leading to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession as a result of the COVID-19 pandemic could materially harm the business and operating results of our company and our customers, and could result in additional business closures, layoffs or furloughs of, or reductions in the number of hours worked by, our and our customers’ employees, and a significant increase in unemployment in the United States and elsewhere, which may continue even after the COVID-19 pandemic is contained. Such events may lead to a reduction in the capital and operating budgets we or our customers have available, which could harm our business, financial condition, and operating results. The trading prices for our common stock and other technology companies have been highly volatile during the COVID-19 pandemic, which may reduce our ability to access capital on favorable terms or at all. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic has had or will have on our business. The impact on our business will continue to depend on future developments, which are uncertain and cannot be predicted. Because our products are offered as subscription-based licenses, the effect of the pandemic may not be fully reflected in our operating results until future periods. While we have developed and continue to develop plans to help mitigate the negative impact of the pandemic on our business, these efforts may not be effective and any protracted economic downturn could significantly affect our business and results of operations.

We have incurred net losses in the past, anticipate increasing our operating expenses in the future, and may not sustain profitability.
Although we generated net income in prior periods, we incurred a net loss in the three and six months ended June 30, 2022, have incurred net losses in the past, and could incur net losses in the future. We expect our operating expenses to continue to increase substantially in the foreseeable future as we implement initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our existing employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Some or all of the foregoing initiatives were temporarily delayed or re-evaluated in 2020 as part of our efforts to mitigate the effects of the COVID-19 pandemic on our business. While these initiatives resumed in 2021, they may be further delayed or re-evaluated if resurgences of the COVID-19 pandemic continue, which may negatively affect our ability to expand our operations and maintain or increase our sales. In addition, growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers and an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. In 2017, we announced two new products for our software platform, Alteryx Connect and Alteryx Promote, and, in 2020, we announced AAH, which was discontinued in 2021, and Alteryx Intelligence Suite, or AIS. In February 2022, we announced the general availability of Alteryx Machine Learning and Alteryx Designer Cloud and, in May 2022, we announced an integrated Designer Cloud powered by Trifacta product. Additionally, we added Alteryx Auto Insights to our platform as a result of our acquisition of Hyper Anna. Alteryx Designer remains our principal product and our additional products announced since 2017 have achieved varying degrees of success. We cannot be certain that any of these products will generate significant revenue in the future. Accordingly, our business and financial results will likely continue to be substantially dependent on our single software platform.
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
Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. For example, in February 2022, we completed the acquisition of Trifacta Inc., our largest acquisition to date. We anticipate that there are significant benefits from this acquisition, including the acceleration of our development of an integrated end-to-end, low code/no code analytics automation platform in the cloud and resulting growth opportunities. However, to realize these benefits, we have invested, and need to continue to invest, significant time, attention, and resources toward integration and product development efforts. These efforts can be challenging, complex and costly and we cannot assure you that we will be successful and that the anticipated benefits of the acquisition will be realized. If our integration and development efforts are not successful and the anticipated benefits of the acquisition are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.
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
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our current customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including sponsorship opportunities and online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We have also increased, and will continue to increase, our customer enablement and upskilling efforts to promote and expand the adoption and use of our platform, including by bundling enablement and support services with certain sales of our products. Such efforts have required, and may continue to require, additional costs and resources. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to expand sales to our customers are not successful, our business and operating results would be adversely affected.
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
In addition to our direct sales force, we use partners such as technology alliances, solutions providers, global strategic integrators, and value-added resellers, or VARs, to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. For example, we have established strategic alliances with global system integrators to target these and other specific market segments and technology alliances to integrate our products with the complementary products of our partners, and we intend to continue pursuing additional strategic and technology alliance relationships in the future. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected. Our business, operating results, financial condition, or cash flows could also be adversely affected if the anticipated benefits and value of our strategic alliance partnerships are not realized or are not realized in the timeframes anticipated.
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
We believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel, as well as our customers. As we have grown our employee base over the last several years, including through the acquisition of other companies, it has become more challenging to maintain that culture. In addition, as a result of the COVID-19 pandemic and our work-from-home policies, a majority of our employees have been working remotely full-time, which could negatively impact our corporate culture. Any adjustments made to our current and future office environments or work-from-home policies may not meet the needs and expectations of our employees, which could negatively impact our ability to attract and retain our employees and maintain our corporate culture. Further, we plan to expand our international operations into other countries, which may impact our culture as we seek to find, hire, and integrate additional employees while maintaining our corporate culture. If we are unable to maintain our corporate culture for any of these or other reasons, we could lose the innovation, passion, and dedication of our team and as a result, our business and ability to focus on our corporate objectives may be harmed.
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
•uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the European Union;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, and industry-

specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur, and regulations applicable to us and our third party data providers from whom we purchase and resell syndicated data;
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
•corporate espionage; and
•political or economic instability and security risks, including as a result of or related to the geopolitical conflict stemming from Russia’s recent invasion of Ukraine, in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
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

International political and economic uncertainty could cause disruptions to, and create uncertainty surrounding, our business internationally, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on our operations. For example, Russia’s recent invasion of Ukraine has negatively affected our employees and operations in the region, given our research and development center in Ukraine, and could negatively affect our business and our relationships with existing and prospective customers, partners, and employees, particularly those in Europe, given the global political and economic uncertainty resulting from the conflict.

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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner is important to achieving widespread acceptance of our platform and is an important element in attracting new customers and maintaining existing customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users in a variety of ways, including to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new customers and partners or retain our existing customers and partners and our business and financial condition may be adversely affected. Any negative publicity relating to our employees or partners, or others associated with these parties, or as a result of our sponsorships or other marketing activities, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.
We have changed our pricing model from time to time and additional changes to our pricing model may occur, including as a result of, among other things, competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, integration of acquired technology, pricing studies or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions or different product bundling that may result in significant changes to product pricing. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.

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
•level of interest rates and inflation;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including as a result of or in connection with the global economic impact related to the geopolitical conflict stemming from Russia’s recent invasion of Ukraine.

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
In addition, we generally have increased sales and marketing expenses associated with our annual sales kickoff and each of our annual user conferences in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
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
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. Our ability to accurately design and meet service level agreements, or SLAs, for any cloud-based product that we offer is dependent on our qualified product and customer support personnel accurately assessing the capabilities of those new products and our users’ experience of those products. Also, as we integrate new technology from acquisitions into our existing products and services or continue to license it on a standalone basis, we may experience challenges in accurately assessing the capabilities of and providing technical support for those integrated or standalone products. Any failure to meet our customer’s expectations and our contractual requirements could negatively affect our operating results and negatively impact our customers’ experience. The number of our customers has grown significantly and that has and will put additional pressure on our customer support team. Additionally, certain commercial offerings of our products include technical support services and, as a result, increases the number of customers for which we have committed to provide support. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for or commitments to provide support, without corresponding increases in revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
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
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. In addition, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the impacts of the COVID-19 pandemic, we received requests from time to time from existing customers attempting to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. We also have increased exposure to credit risk due to our use of channel partners, who are drivers of revenue through the distribution and re-sale of our products and services. Even though the channel partner is considered our customer for these purposes, a channel partner may be unable or unwilling to pay amounts due to us if a customer fails to pay the channel partner, a risk that is increased if the purchase commitment is for multiple years of subscription-based software licenses. Although we have processes in place that are designed to monitor and mitigate the foregoing risks, we cannot guarantee these processes will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results and financial condition could be harmed. Further, our ability to collect from our customers and channel partners may depend in part on macroeconomic conditions, which due to, among other things, stock market volatility and rising inflation, have become uncertain. These and other challenging conditions may negatively impact our customers and partners and their ability to pay for the products and services they have purchased, which may result in an increase to our allowance for doubtful accounts and write-offs of accounts receivable.

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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, many of our employees have worked remotely full-time during the COVID-19 pandemic and, due to our work-from-home policies, we anticipate a large portion of our workforce will continue to work remotely part-time or full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information and personal data of individuals, such as our customers, current and former employees, and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability, and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization’s environment. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that an update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state, and local government agencies, educational institutions and several private companies and governments around the world. In July 2021, Kaseya Ltd., a managed service provider, notified its customers that its software management system had been compromised and, as a result, ransomware was introduced into the information technology infrastructures of certain of its customers, disabling their computers until a ransom payment was made. While we do not believe we were affected by either incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. In December 2021, the Apache Software Foundation, or Apache, publicly disclosed a remote code execution, or RCE, vulnerability in its Log4j 2 product, or Log4j, an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, Apache disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware, or take control of the target's system. Certain applications in our product suite and infrastructure did utilize the affected versions of Log4j. In March 2022, Spring Core publicly disclosed an RCE vulnerability that also impacted certain applications in our product suite and infrastructure. Although we believe we identified and remediated the known Log4j and Spring Core vulnerabilities, the risk of additional vulnerabilities and potential attacks related to these issues may continue for several months given the complexity and widespread nature of these vulnerabilities. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
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
U.S. generally accepted accounting principles, or U.S. GAAP, is subject to interpretation by the Financial Accounting Standards Board, or FASB, the SEC, and various bodies formed to promulgate and interpret appropriate accounting principles. A change in accounting standards or practices can have a significant effect on our reported results and may even affect our reporting of transactions completed before the change is effective, as occurred in connection with our adoption of ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Changes to existing rules or the questioning of current practices may adversely affect our reported financial results or the way we conduct our business. For example, SEC proposals on climate-related disclosures may require us to update our accounting or operational policies, processes, or systems to reflect new or amended financial reporting standards. Such changes may adversely affect our business, financial position and operating results, or our revenue and operating profit targets.

Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. For example, ASC 606 became effective for our annual reporting period for the year ended December 31, 2018 and had a material impact on our operating results for the year ended December 31, 2018. ASC 606 also became effective for Trifacta for its annual reporting period for the year ended January 31, 2021. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. We have also incurred and may continue to incur increased costs and expenses in assessing the application of ASC 606 to the Trifacta business both in periods prior to the closing of the acquisition and in future periods as we integrate Trifacta into our own financial reporting.
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
Data protection and privacy laws are becoming more rigorous, with regulators applying more scrutiny resulting in inconsistent and conflicting interpretations or supplemental regulations that may result in our not being in technical compliance from one jurisdiction to another. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the General Data Protection Regulation, or the GDPR, adopted by the European Union and effective as of May 2018, imposes stringent data protection requirements, including mandating extensive documentation requirements and implementation of internal and external procedures to comply with certain privacy rights granted to individuals. We have incurred substantial expense in complying with the obligations imposed by the GDPR and we may be required to make further significant changes in our business operations as regulatory guidance develops, all of which may adversely affect our revenue and our business overall. In addition, the GDPR, as well as other European Data Protection laws, such as those from the U.K. and Switzerland, set forth explicit limitations on transfers of personal data from the European Economic Area, or EEA, the U.K., and Switzerland to the United States or other jurisdictions that the European Commission (or United Kingdom or Switzerland, as applicable) does not recognize as having “adequate” data protection laws, absent an approved data transfer mechanism or appropriate safeguards in place, such as Standard Contractual Clauses, the most recent of which were amended by the European Commission in June 2021, which will also require extra efforts to achieve compliance by December 2022 on then-existing contracts. While we strive to comply with these Standard Contractual Clauses, it is possible that in certain situations we may not be able to use them and may otherwise be unable to transfer personal data between and among countries and regions in which we operate. This could affect the way we provide our services and we may find it necessary to establish systems in the EEA, the U.K., and Switzerland to maintain personal data originating from those jurisdictions, which may involve substantial expense and distraction from other aspects of our business. These developments in the European Union could increase the risk of non-compliance and the costs of providing our products and services in a compliant manner. Since the beginning of 2021, when the transitional period following Brexit expired, we have had to continue to comply with the GDPR and the U.K.’s implementation of GDPR and supplemental Data Protection Act, with each regime having the ability to fine up to the greater of €20 million (£17.5 million) or 4% of annual global turnover.

Several states have also enacted new data privacy laws. For example, California enacted the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures and individual privacy rights to California consumers, and to afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on July 1, 2020, with its implementing regulations most recently amended on March 15, 2021. The California Privacy Rights Act, or the CPRA, was separately approved by California voters in connection with the November 2020 election and creates new obligations relating to consumer data collected after January 1, 2022. In addition, the CPRA created the California Privacy Protection Agency, a new state agency that will enforce privacy laws and promulgate new regulations. The CPRA will begin to be enforced on January 1, 2023. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation, but potential uncertainty surrounding the CPRA’s adoption may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition and our operating results. We continue to monitor other state laws on data privacy and protection, such as Virginia and Colorado, which have consumer data protection laws going into effect on January 1, 2023 and July 1, 2023, respectively. Privacy laws from Connecticut and Utah have also recently been enacted with effective dates of July 1, 2023 and December 31, 2023, respectively. Other states have active legislative efforts that we are monitoring. Additionally, while a bill in the U.S. Congress, H.R.8152-American Data Privacy and Protection Act, has received notable bipartisan support, numerous state attorneys general have already indicated opposition to aspects of it and lobbied to keep certain state privacy law pre-empted from federal legislation, which, if successful, would mean we could continue to face compliance requirements from both federal and state privacy regulations. As we deploy cloud-based products and business models into our operations, the scope and applicability of the foregoing and any future privacy and data protection laws and regulations to our business will increase and the consequences of any related failures or breaches will become more severe.
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
Our platform is subject to governmental, including United States and European Union, export control laws and regulations. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, in 2022, the U.S. and other countries levied additional sanctions against Russian and Belarusian entities and individuals in response to Russia’s military action in Ukraine. As a result, we terminated access to our software to, and ceased pursuing active deals with, various sanctioned entities and individuals. While our commercial presence in Russia is not material, there may be other, similar events in the future where increased sanction activity results in a material adverse effect on our operating results and financial condition. Further, while we take precautions to prevent our platform from being exported in violation of these laws, if we were to fail to comply with U.S. export laws, U.S. customs regulations and import regulations, U.S. economic sanctions, and other countries’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges.
We incorporate encryption technology into certain of our products. Encryption products may be exported outside of the United States only with the required export authorizations including by license, a license exception or other appropriate government authorization. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.
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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as responses to the COVID-19 pandemic and the global economic impact as a result of the geopolitical conflict stemming from Russia’s recent invasion of Ukraine, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
In the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the upcoming maturity date of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the condensed consolidated balance sheet as of June 30, 2022.

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
Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the Notes, could have a material effect on our reported financial results.
In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the diluted earnings per share calculation in certain areas. Specifically, ASU 2020-06 eliminates requirements to separately account for liability and equity components of such convertible debt instruments and eliminates the ability to use the treasury stock method for calculating diluted earnings per share for convertible instruments whose principal amount may be settled using shares. Instead, ASU 2020-06 requires (i) the entire amount of the security to be presented as a liability on the balance sheet and (ii) application of the “if-converted” method for calculating diluted earnings per share. Under the “if-converted” method, diluted earnings per share will generally be calculated assuming that all the notes were converted solely into shares of common stock at the beginning of the reporting period, unless the result would be anti-dilutive, which could adversely affect our diluted earnings per share. However, if the principal amount of the convertible debt security being converted is required to be paid in cash and only the excess is permitted to be settled in shares, the if-converted method will produce a similar result as the “treasury stock” method prior to the adoption of ASU 2020-06 for such convertible debt security.
We adopted this standard effective as of January 1, 2022 using the modified retrospective method and as such we no longer bifurcate the liability and equity components of the Notes on our balance sheet. We are not required to settle the principal amount of the Notes in cash and, following the adoption of the new standard, we have utilized the if-converted method as described above, which could adversely affect our diluted earnings per share calculation when not antidilutive.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through June 30, 2022. In addition to factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•negative publicity involving or related to our company, including with respect to the real or perceived quality of our platform, as well as the failure to timely launch new products and services that gain market acceptance;
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
•rising inflation, rising interest rates, and our ability to control costs, including our operating expenses;
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 68.5 million shares of our Class A and Class B common stock outstanding as of June 30, 2022. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of June 30, 2022, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Over the last decade, including during and as a result of the COVID-19 pandemic, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, supply chain disruptions, and the global response to Russia’s recent invasion of Ukraine. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in travel restrictions, disruption and, in certain instances, shutdown of businesses, and greater uncertainty in global financial markets. The effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities adopted resulted in customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. If resurgences of the COVID-19 pandemic continue, these impacts and others could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic has had or will have on our business. The impact on our business will continue to depend on future developments, which are uncertain and cannot be predicted.
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
Natural disasters or other catastrophic events, including those resulting from the effects of climate change, may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers and governmental authorities adopted resulted in customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, Russia’s recent invasion of Ukraine has negatively affected our employees and operations in the region and could negatively affect our business and result in delays in development of our platform. In addition, the effects of climate change are rapidly evolving and have resulted, and may continue to result, in an increase in the frequency and magnitude of natural disasters. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires, and we have regional offices in Texas and New York, which are states that have experienced intensified hurricane activity. All the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports, which would cause the price of our Class A common stock to decline, and we may be subject to investigation or sanctions by the SEC. In addition, if we are unable to continue to meet these requirements, we may not be able to remain listed on the New York Stock Exchange, or NYSE.
If currency exchange rates fluctuate substantially in the future, the results of our operations, which are reported in U.S. dollars, could be adversely affected.
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. While the majority of our sales contracts are denominated in U.S. dollars, we expect an increasing number of our sales contracts to be denominated in other currencies. Changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with the geopolitical conflict stemming from Russia’s recent invasion of Ukraine, and could have a negative impact on our operating results, revenue, and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations. Compliance with these rules and regulations has increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly and increased demand on our systems and resources.

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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1*	Alteryx, Inc. Amended and Restated 2017 Equity Incentive Plan.	8-K	001-38034	10.1	May 27, 2022
31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.
*	Indicates a management contract or compensatory plan.

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
Date: August 2, 2022