Form 10-Q
period 2022-09-30
Alteryx, Inc.
filed 2022-11-02
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
On October 25, 2022, there were 61,206,350 shares of the registrant’s Class A common stock outstanding and 7,886,450 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2022

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
•the impact of foreign currency exchange rates and rising interest rates and inflation;
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
•our expectations for Alteryx Designer Cloud powered by Trifacta, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Connect, Alteryx Promote, and Alteryx Intelligence Suite and the speed of, and ability to deliver, additional product innovation, including as a result of integrating acquired technology into our existing technology;
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
•cash and cash equivalents and short-term investments and any positive cash flows from operations being sufficient to support our working capital and capital expenditure requirements for at least the next 12 months; and
•other statements regarding our future operations, financial condition, prospects and business strategies, or operations and talent strategies.
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
Risks Related to Our Business and Industry
•We have grown rapidly in our recent past and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profitability could be adversely affected.
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
•We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not sustain profitability.
•We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
•Acquisitions of, or investments in, other companies, products, or technologies have required, and could continue to require, significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.
•The COVID-19 pandemic has impacted our business and operating results and the duration and extent of any continuing adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription-based software license	$111,590	$37,477	$255,416	$120,851
PCS and services	104,122	86,024	298,860	241,479
Total revenue	215,712	123,501	554,276	362,330
Cost of revenue:
Subscription-based software license	2,940	1,264	7,984	3,739
PCS and services	29,054	14,202	78,023	35,498
Total cost of revenue	31,994	15,466	86,007	39,237
Gross profit	183,718	108,035	468,269	323,093
Operating expenses:
Research and development	54,803	33,457	162,030	95,645
Sales and marketing	135,976	83,034	384,781	232,597
General and administrative	56,887	37,125	172,777	104,291
Impairment of long-lived assets	—	—	8,239	—
Total operating expenses	247,666	153,616	727,827	432,533
Loss from operations	(63,948)	(45,581)	(259,558)	(109,440)
Interest expense	(2,454)	(9,973)	(7,291)	(29,206)
Other expense, net	(6,905)	(2,363)	(15,698)	(1,561)
Loss before provision for income taxes	(73,307)	(57,917)	(282,547)	(140,207)
Provision for income taxes	1,206	122	4,299	1,928
Net loss	$(74,513)	$(58,039)	$(286,846)	$(142,135)
Net loss per share attributable to common stockholders, basic	$(1.09)	$(0.86)	$(4.20)	$(2.12)
Net loss per share attributable to common stockholders, diluted	$(1.09)	$(0.86)	$(4.20)	$(2.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	68,673	67,325	68,273	67,109
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	68,673	67,325	68,273	67,109
Other comprehensive income (loss), net of tax:
Net unrealized holding loss on investments, net of tax	(393)	(61)	(3,395)	(1,619)
Foreign currency translation adjustments	3,971	769	8,668	(133)
Other comprehensive income (loss), net of tax	3,578	708	5,273	(1,752)
Total comprehensive loss	$(70,935)	$(57,331)	$(281,573)	$(143,887)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$87,729	$152,375
Short-term investments	292,178	506,874
Accounts receivable, net	110,490	192,318
Prepaid expenses and other current assets	136,025	81,360
Total current assets	626,422	932,927
Property and equipment, net	75,887	71,270
Operating lease right-of-use assets	83,426	102,681
Long-term investments	59,414	343,213
Goodwill	397,720	57,415
Intangible assets, net	64,064	21,737
Other assets	117,095	70,445
Total assets	$1,424,028	$1,599,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$25,126	$8,086
Accrued payroll and payroll related liabilities	47,355	61,391
Accrued expenses and other current liabilities	51,515	53,917
Deferred revenue	182,784	208,154
Convertible senior notes, net	84,463	77,400
Total current liabilities	391,243	408,948
Convertible senior notes, net	792,188	686,016
Operating lease liabilities	65,612	78,784
Other liabilities	18,836	23,186
Total liabilities	1,267,879	1,196,934
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 61,171 and 59,771 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively; 500,000 Class B shares authorized, 7,739 and 7,763 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	567,909	598,710
Accumulated deficit	(411,506)	(190,429)
Accumulated other comprehensive loss	(261)	(5,534)
Total stockholders’ equity	156,149	402,754
Total liabilities and stockholders’ equity	$1,424,028	$1,599,688
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2021	67,534	$7	$598,710	$(190,429)	$(5,534)	$402,754
Adoption of ASU 2020-06	—	—	(176,964)	65,769	—	(111,195)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	434	—	(14,126)	—	—	(14,126)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	160	—	4,741	—	—	4,741
Stock-based compensation	—	—	53,957	—	—	53,957
Cumulative translation adjustment	—	—	—	—	2,180	2,180
Unrealized loss on investments, net of tax	—	—	—	—	(2,151)	(2,151)
Net loss	—	—	—	(105,567)	—	(105,567)
Balances at March 31, 2022	68,128	$7	$466,318	$(230,227)	$(5,505)	$230,593
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	329	$—	$(12,012)	$—	$—	$(12,012)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	4	—	57	—	—	57
Stock-based compensation	—	—	58,058	—	—	58,058
Cumulative translation adjustment	—	—	—	—	2,517	2,517
Unrealized loss on investments, net of tax	—	—	—	—	(851)	(851)
Net loss	—	—	—	(106,766)	—	(106,766)
Balances at June 30, 2022	68,461	$7	$512,421	$(336,993)	$(3,839)	$171,596
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	325	$—	$(11,084)	$—	$—	$(11,084)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	124	—	5,016	—	—	5,016
Stock-based compensation	—	—	61,556	—	—	61,556
Cumulative translation adjustment	—	—	—	—	3,971	3,971
Unrealized loss on investments, net of tax	—	—	—	—	(393)	(393)
Net loss	—	—	—	(74,513)	—	(74,513)
Balances at September 30, 2022	68,910	$7	$567,909	$(411,506)	$(261)	$156,149
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Gain (Loss)	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	204	—	(13,071)	—	—	(13,071)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	125	—	5,243	—	—	5,243
Stock-based compensation	—	—	24,439	—	—	24,439
Cumulative translation adjustment	—	—	—	—	(662)	(662)
Unrealized loss on investments, net of tax	—	—	—	—	(598)	(598)
Net loss	—	—	—	(40,656)	—	(40,656)
Balances at March 31, 2021	67,071	$7	$505,636	$(51,404)	$(2,753)	$451,486
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	98	$—	$(3,881)	$—	$—	$(3,881)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	49	—	521	—	—	521
Stock-based compensation	—	—	28,148	—	—	28,148
Cumulative translation adjustment	—	—	—	—	(240)	(240)
Unrealized loss on investments, net of tax	—	—	—	—	(960)	(960)
Net loss	—	—	—	(43,440)	—	(43,440)
Balances at June 30, 2021	67,218	$7	$530,424	$(94,844)	$(3,953)	$431,634
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	72	$—	$(2,942)	$—	$—	$(2,942)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	95	—	4,502	—	—	4,502
Stock-based compensation	—	—	33,464	—	—	33,464
Cumulative translation adjustment	—	—	—	—	769	769
Unrealized loss on investments, net of tax	—	—	—	—	(61)	(61)
Net loss	—	—	—	(58,039)	—	(58,039)
Balances at September 30, 2021	67,385	$7	$565,448	$(152,883)	$(3,245)	$409,327
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(286,846)	$(142,135)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	27,177	11,588
Non-cash operating lease cost	15,086	11,625
Stock-based compensation	164,428	85,556
Amortization of discounts and premiums on investments, net	641	3,562
Amortization of debt discount and issuance costs	2,455	24,379
Deferred income taxes	1,974	224
Foreign currency remeasurement (gains) losses	18,299	1,857
Impairment of long-lived assets	8,239	—
Other non-cash operating activities, net	2,914	(1,267)
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	82,716	64,126
Deferred commissions	(9,446)	(52)
Prepaid expenses, other current assets, and other assets	(93,825)	(30,172)
Accounts payable	14,630	5,058
Accrued payroll and payroll related liabilities	(23,040)	(6,896)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(13,314)	(13,941)
Deferred revenue	(24,812)	10,831
Net cash provided by (used in) operating activities	(112,724)	24,343
Cash flows from investing activities:
Capitalized software development costs	(7,740)	(3,413)
Purchases of property and equipment	(19,349)	(17,214)
Cash paid in acquisitions, net of cash acquired	(387,011)	—
Purchases of investments	(115,170)	(765,140)
Sales and maturities of investments	608,168	785,211
Net cash provided by (used in) investing activities	78,898	(556)
Cash flows from financing activities:
Proceeds from exercise of stock options	9,814	10,266
Minimum tax withholding paid on behalf of employees for restricted stock units	(37,222)	(19,894)
Net cash used in financing activities	(27,408)	(9,628)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	(3,365)	(1,002)
Net increase (decrease) in cash, cash equivalents and restricted cash	(64,599)	13,157
Cash, cash equivalents and restricted cash—beginning of period	154,623	173,665
Cash, cash equivalents and restricted cash—end of period	$90,024	$186,822
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Nine Months Ended September 30,
	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,212	$6,212
Cash paid for income taxes	$1,872	$1,710
Cash paid for amounts included in the measurement of operating lease liabilities	$17,089	$13,356
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$3,500	$5,508
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,727	$57,179
Stock-based compensation included in capitalized software development costs	$2,600	$1,020
Commissions paid with Class A common stock	$8,455	$—
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Notes to Condensed Consolidated Financial Statements
(unaudited)
1. Business
Our Company
Alteryx, Inc. and its subsidiaries, or we, our, or us, powers analytics for all by providing our leading Analytics Automation Platform. Alteryx delivers easy end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes, enabling enterprises everywhere to democratize data analytics across their organizations for a broad range of use cases. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With Alteryx, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom-line impact, efficiency gains, and rapid upskilling.
Basis of Presentation
Our unaudited interim condensed consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, for interim financial information. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission, or SEC, on February 15, 2022. The unaudited interim condensed consolidated financial statements have been prepared on a basis consistent with that used to prepare the audited annual consolidated financial statements and reflect all adjustments which are, in the opinion of our management, of a normal recurring nature and necessary for a fair statement of the condensed consolidated financial statements. All intercompany accounts and transactions have been eliminated in consolidation.
The operating results for the three and nine months ended September 30, 2022 are not necessarily indicative of the results expected for the full year ending December 31, 2022.
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

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it requires the use of the if-converted method when calculating diluted earnings per share. This guidance became effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. Before January 1, 2022, we historically accounted for our Notes (as defined and described in Note 8, Convertible Senior Notes) utilizing the cash conversion model. Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach, which resulted in a decrease to accumulated deficit of $65.8 million, a decrease to additional paid-in capital of $177.0 million, a decrease to property and equipment, net, of $0.4 million, and an increase to current and long-term convertible senior notes, net, of $6.8 million and $104.0 million, respectively. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instruments as a single liability measured at their amortized cost.
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
3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue by region:
United States	$141,949	$81,813	$381,483	$240,110
International	73,763	41,688	172,793	122,220
Total	$215,712	$123,501	$554,276	$362,330
Revenue attributable to the United Kingdom comprised 10.6% of the total revenue for the three months ended September 30, 2022 and 10.8% of the total revenue for the nine months ended September 30, 2021. Revenue attributable to Canada comprised 11.3% of the total revenue for the three months ended September 30, 2022. Other than the United Kingdom for the three months ended September 30, 2022 and the nine months ended September 30, 2021 and Canada for the three months ended September 30, 2022, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, Canada, France, Germany, Japan, the Netherlands, Singapore, Spain, the United Arab Emirates, and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
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
As of September 30, 2022, our contract assets are expected to be transferred to receivables within the next 12 to 24 months and, with respect to these contract assets, $65.9 million is included in prepaid expenses and other current assets and $64.2 million is included in other assets on our condensed consolidated balance sheet. As of December 31, 2021, we had contract assets of $22.0 million included in prepaid expenses and other current assets and $20.5 million included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the three and nine months ended September 30, 2022 and 2021.
As of September 30, 2022, we had deferred revenue of $182.8 million included in current deferred revenue and $5.2 million included in other liabilities on our condensed consolidated balance sheet. As of December 31, 2021, we had deferred revenue of $208.2 million included in current deferred revenue and $2.7 million included in other liabilities on our consolidated balance sheet. During the nine months ended September 30, 2022 and 2021, we recognized $180.3 million and $99.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2021 and 2020, respectively. During the three months ended September 30, 2022 and 2021, we recognized $90.8 million and $50.1 million, respectively, of revenue related to amounts that were included in deferred revenue as of June 30, 2022 and 2021, respectively.
We recognize an asset for the incremental costs of obtaining a contract with a customer if we expect the benefit of those costs to be longer than one year. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period. A summary of the activity impacting our deferred commissions during the three and nine months ended September 30, 2022 and 2021 is presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning balance(1)	$71,007	$50,869	$69,817	$51,186
Additional deferred commissions	25,183	13,252	58,172	32,984
Amortization of deferred commissions(2)	(19,422)	(10,865)	(49,810)	(30,853)
Effects of foreign currency translation	(1,129)	(371)	(2,540)	(432)
Ending balance	$75,639	$52,885	$75,639	$52,885
(1) Of the total amount of commissions deferred as of January 1, 2022, $6.3 million was paid in shares of the Company’s Class A common stock in the nine months ended September 30, 2022. No payments were made in shares in the three months ended September 30, 2022.
(2) Of the total amounts amortized from deferred commissions during the three and nine months ended September 30, 2022, $0.4 million and $1.0 million, respectively, were paid in shares of the Company’s Class A common stock and are included in stock-based compensation.
As of September 30, 2022 and 2021, $32.8 million and $26.9 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three and nine months ended September 30, 2022 and 2021. There were no assets recognized related to the costs to fulfill contracts during each of the three and nine months ended September 30, 2022 and 2021 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2022, we had an aggregate transaction price of $488.3 million allocated to unsatisfied performance obligations related primarily to PCS, hosted offerings, and subscriptions to third-party syndicated data. We expect to recognize $452.3 million as revenue over the next 24 months, with the remaining amount expected to be recognized thereafter.

4. Business Combinations
2022 Acquisitions
Trifacta Inc.
On February 7, 2022, we acquired 100% of the outstanding equity of Trifacta Inc., or Trifacta, pursuant to an Agreement and Plan of Merger, dated January 6, 2022, or the Trifacta Merger Agreement. The acquisition was made to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities. The aggregate consideration payable in exchange for all of the outstanding equity interests in Trifacta, inclusive of customary adjustments set forth in the Trifacta Merger Agreement, was $398.4 million.
In connection with the acquisition, we entered into employment and share-based compensation agreements with certain employees of Trifacta, which include up to $75.0 million in equity-based incentive awards, subject to continued employment over a period of 36 months. We additionally held back $9.2 million of the purchase price that will vest and become payable to certain key employees in three annual installments based on each such employee’s continued service. As both the awards and hold back arrangements are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation. The transaction costs associated with the acquisition were approximately $11.3 million, of which $7.8 million was incurred during the nine months ended September 30, 2022 and was recorded in general and administrative expense.
We accounted for the acquisition using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The allocation of purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition is as follows (in thousands):

Fair Value
Cash and cash equivalents	$13,360
Accounts receivable, net	6,702
Other current and non-current assets	11,017
Goodwill	341,412
Intangible assets, net	51,000
Accounts payable, accrued expenses and other current and non-current liabilities	(15,807)
Deferred revenue	(9,313)
Net assets acquired	$398,371
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
The operations of Trifacta are included in our operating results from the date of acquisition. We have not separately disclosed the amount of revenue or earnings related to the Trifacta acquisition as the operations of Trifacta were integrated into the operations of our company from the date of acquisition, and thus it would be immaterial or impractical to do so. In addition, the unaudited pro forma results of operations assuming the Trifacta acquisition had taken place at the beginning of each period are not provided as the historical operating results of Trifacta were not material.

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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, gross unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2022 and December 31, 2021 (in thousands):

	As of September 30, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$51,034	$—	$51,034	$51,034	$—	$—
Level 1:
Money market funds	$21,131	$—	$21,131	$21,131	$—	$—
Subtotal	$21,131	$—	$21,131	$21,131	$—	$—
Level 2:
Commercial paper	$76,159	$(199)	$75,960	$15,564	$60,396	$—
Certificates of deposit	1,000	(12)	988	—	988	—
U.S. Treasury and agency bonds	245,603	(4,087)	241,516	—	190,429	51,087
Corporate bonds	48,852	(910)	47,942	—	40,365	7,577
Subtotal	$371,614	$(5,208)	$366,406	$15,564	$292,178	$58,664
Level 3:	$—	$—	$—	$—	$—	$—
Total	$443,779	$(5,208)	$438,571	$87,729	$292,178	$58,664

	As of December 31, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,579	$—	$68,579	$68,579	$—	$—
Level 1:
Money market funds	$15,382	$—	$15,382	$15,382	$—	$—
Subtotal	$15,382	$—	$15,382	$15,382	$—	$—
Level 2:
Commercial paper	$308,250	$(97)	$308,153	$68,414	$239,739	$—
Certificates of deposit	3,500	(3)	3,497	—	—	3,497
U.S. Treasury and agency bonds	459,960	(1,264)	458,696	—	189,243	269,453
Corporate bonds	148,605	(450)	148,155	—	77,892	70,263
Subtotal	$920,315	$(1,814)	$918,501	$68,414	$506,874	$343,213
Level 3:	$—	$—	$—	$—	$—	$—
Total	$1,004,276	$(1,814)	$1,002,462	$152,375	$506,874	$343,213
All long-term investments had maturities between one and two years in duration as of September 30, 2022.
As of September 30, 2022, we had gross unrealized losses of $5.2 million with respect to our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of September 30, 2022.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2022 and December 31, 2021, the fair value of our Notes was $798.1 million and $857.3 million, respectively. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable and contract assets in our condensed consolidated balance sheets (in thousands):

	Accounts Receivable Reserve		Contract Asset Reserve
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Beginning Balance	$3,546	$3,114	$1,479	$2,438
Provision	1,493	669	754	(539)
Recoveries	(674)	(611)	(22)	(49)
Charge-offs	(712)	(530)	(67)	(59)
Ending Balance	$3,653	$2,642	$2,144	$1,791
7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2022 was as follows (in thousands):

Goodwill as of December 31, 2021	$57,415
Goodwill recorded in connection with acquisition	341,412
Effects of foreign currency translation	(1,107)
Goodwill as of September 30, 2022	$397,720
Intangible assets consisted of the following (in thousands, except years):

	As of September 30, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.4	$2,392	$(1,134)	$1,258
Completed technology	5.7	81,631	(20,002)	61,629
Trade names	2.4	1,500	(323)	1,177
		$85,523	$(21,459)	$64,064

	As of December 31, 2021
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	3.1	$1,557	$(862)	$695
Completed technology	5.1	32,337	(11,295)	21,042
		$33,894	$(12,157)	$21,737

We classified intangible asset amortization expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$3,315	$1,106	$8,953	$3,282
Sales and marketing	262	56	699	173
Total	$3,577	$1,162	$9,652	$3,455

The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2022 (in thousands):

Remainder of 2022	$3,619
2023	12,367
2024	11,718
2025	10,137
2026	9,256
Thereafter	16,967
Total amortization expense	$64,064
8. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate(1)	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	1.01%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	1.32%	$5.2809	$189.36
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
In May and June 2018, we sold $230.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the 2023 Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30.0 million of the 2023 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act. The 2023 Notes are our senior, unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018.
In August 2019, we sold $400.0 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2024, or the 2024 Notes, and $400.0 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2026, or the 2026 Notes, including the initial purchasers’ exercise in full of their options to purchase an additional $50.0 million of the 2024 Notes and an additional $50.0 million of the 2026 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The 2024 & 2026 Notes are our senior, unsecured obligations and interest is payable semi-annually in arrears on February 1 and August 1 of each year beginning February 1, 2020.
Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, in the case of the 2023 Notes, or May 1, 2024, or the 2024 Conversion Date, in the case of the 2024 Notes, or May 1, 2026, or the 2026 Conversion Date, in the case of the 2026 Notes, the respective Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the relevant maturity date. The applicable conversion rate is subject to customary adjustments for certain events as described in the applicable indenture between us and U.S. Bank National Association, as trustee, or, collectively, the Indentures. Upon conversion, the Notes may be settled in shares of our Class A common stock, cash, or a combination of cash and shares of our Class A common stock, at our election. It is our current intent to settle the principal amount of the Notes with cash. During the years ended December 31, 2019 and 2020, a portion of the 2023 Notes were exchanged, as further discussed below.

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
•during the five-business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the applicable series of Notes on such applicable trading day; or
•upon the occurrence of specified corporate events described in the applicable Indenture.
For at least 20 trading days during the period of 30 consecutive trading days ending September 30, 2022, the last reported sale price of our Class A common stock was greater than or equal to 130% of the conversion price of the 2023 Notes on each applicable trading day and, as a result, the 2023 Notes are convertible at the holder’s option during the quarter ending December 31, 2022. As of September 30, 2022, the 2024 & 2026 Notes were not convertible. As the 2023 Notes mature on June 1, 2023 and are convertible at the holder’s option during the quarter ending December 31, 2022, they were classified as current liabilities on the condensed consolidated balance sheet as of September 30, 2022. As of September 30, 2022, the aggregate if-converted value of the 2023 Notes exceeded their aggregate principal amount by $22.0 million.
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
Exchange of 2023 Notes
In connection with the issuance of the 2024 & 2026 Notes discussed above, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145.2 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145.4 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock. Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible but did not receive any additional requests for conversion during the three and nine months ended September 30, 2022.
The Notes consisted of the following (in thousands):

	As of September 30, 2022			As of December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization(1)	(285)	(3,127)	(4,685)	(7,348)	(42,941)	(71,043)
Net carrying amount	$84,463	$396,873	$395,315	$77,400	$357,059	$328,957

Equity, net of issuance costs(2)	$—	$—	$—	$46,473	$69,749	$93,380
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
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Contractual interest expense	$1,606	$1,606	$4,818	$4,818
Amortization of debt issuance costs and discount(1)	839	8,363	2,455	24,379
Total	$2,445	$9,969	$7,273	$29,197
(1) The aggregate amortization expense related to the equity component of our Notes, which is not applicable under ASU 2020-06, for the three and nine months ended September 30, 2021 was $7.6 million and 22.0 million, respectively.

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

Payments Due by Period
Remainder of 2022	$212
2023	90,960
2024	406,000
2025	4,000
2026	404,000
Total principal and related contractual interest	$905,172
9. Equity Awards
Stock Options
Stock option activity during the nine months ended September 30, 2022 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2021	2,008	$65.05
Granted	—	—
Exercised	(88)	11.97
Canceled/forfeited	(637)	131.04
Options outstanding at September 30, 2022	1,283	$35.93
In September 2022, we extended an offer to certain executives to participate in a value-for-value exchange of certain outstanding out-of-the-money stock options for unvested restricted stock units. These replacement RSUs will vest over a period of two years, subject to continuous service by the grantee through each applicable vesting date, and settle in shares of our Class A common stock upon vesting.
The non-cash incremental stock-based compensation cost associated with the option exchange was $1.1 million. The incremental cost was measured as the excess of the fair value of the replacement RSUs over the fair value of the stock options surrendered, measured immediately prior to the modification using a Black-Scholes option pricing model. For fully vested options, incremental cost was recognized as of the modification date. For unvested options, total remaining unrecognized compensation cost of the canceled options as of the modification date and incremental cost resulting from the modification will be recognized over the new service period.
There were no options granted during the nine months ended September 30, 2022. As of September 30, 2022, there was $3.9 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.5 years.

Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the nine months ended September 30, 2022 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2021	3,693	$85.64
Granted	9,036	50.76
Vested	(1,692)	75.82
Canceled/forfeited	(897)	73.29
RSUs outstanding at September 30, 2022	10,140	$57.29
(1) Includes restricted stock units with market, performance, and/or service conditions.
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
As of September 30, 2022, total unrecognized compensation expense related to unvested RSUs and PRSUs, including the market-based PRSUs described above, was approximately $474.2 million, which is expected to be recognized over a weighted-average period of 2.2 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenue	$4,786	$1,818	$12,711	$4,219
Research and development	14,386	8,258	40,258	21,913
Sales and marketing	21,641	11,018	56,035	26,105
General and administrative	20,494	12,236	55,424	33,319
Total	$61,307	$33,330	$164,428	$85,556

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
Lease Costs
The following lease costs were included in our condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$5,748	$5,557	$17,902	$14,433
Short-term lease cost	207	13	507	54
Variable lease cost	1,406	1,244	4,062	3,417
Total lease cost	$7,361	$6,814	$22,471	$17,904
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	As of
	September 30, 2022	December 31, 2021
Weighted-average remaining lease term (in years)	4.7	5.3
Weighted-average discount rate	4.54%	4.57%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the condensed consolidated balance sheet as of September 30, 2022 (in thousands):

Operating Leases (1)
Remainder of 2022	$7,607
2023	21,896
2024	19,746
2025	18,960
2026	15,817
2027	7,825
Thereafter	4,093
Total minimum lease payments	95,944
Less imputed interest	(9,594)
Present value of future minimum lease payments	86,350
Less current obligations under leases (2)	(20,738)
Long-term lease obligations	$65,612
(1) Excludes expected sublease income of approximately $4.7 million over the next five years.
(2) Included in accrued expenses and other current liabilities in our condensed consolidated balance sheets.

11. Contingencies
Indemnification
In the ordinary course of business, we enter into agreements in which we may agree to indemnify other parties with respect to certain matters, including losses resulting from claims of intellectual property infringement, damages to property or persons, business losses, or other liabilities. In addition, we have entered into indemnification agreements with our directors, executive officers, and certain other employees that will require us to indemnify them against liabilities that may arise by reason of their status or service as directors, officers, or employees. The terms of these indemnification agreements with our directors, executive officers, and other employees are generally perpetual after execution of the agreement. The maximum potential amount of future payments we could be required to make under certain of these indemnification provisions is unlimited; however, we maintain insurance that reduces our exposure and enables us to recover a portion of any future amounts paid.
As of September 30, 2022 and December 31, 2021, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

12. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Provision for income taxes	$1,206	$122	$4,299	$1,928
Effective tax rate	(1.6)%	(0.2)%	(1.5)%	(1.4)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including, among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of September 30, 2022, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our U.S. and U.K. deferred tax assets as of September 30, 2022.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three and nine months ended September 30, 2021 and three and nine months ended September 30, 2022 was primarily attributable to a full valuation allowance against our U.S. and U.K. deferred tax assets. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three and nine months ended September 30, 2021 or three and nine months ended September 30, 2022.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
13. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss attributable to common stockholders	$(74,513)	$(58,039)	$(286,846)	$(142,135)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	68,673	67,325	68,273	67,109
Net loss per share attributable to common stockholders, basic and diluted	$(1.09)	$(0.86)	$(4.20)	$(2.12)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Stock awards (1)	8,790	5,079	8,186	4,658
Convertible senior notes	6,136	6,137	6,136	6,137
Total shares excluded from net loss per share	14,926	11,216	14,322	10,795
(1) Excludes 3.0 million PRSUs because, as of September 30, 2022, the performance criteria had not yet been met for these contingently-issuable shares.
Effective as of January 1, 2022 with our adoption of ASU 2020-06, we use the if-converted method for calculating any potential dilutive effect of the conversion options of the Notes on diluted net income per share, which assumes conversion as of the beginning of the period or at the time of issuance, if later. Prior to adopting ASU 2020-06, we had historically utilized the treasury stock method due to our intent and ability to settle the principal balance of the Notes in cash. As we have utilized the modified retrospective method of adoption, there is no change to our previously reported earnings per share amounts.

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
Overview
Alteryx powers analytics for all by providing our leading Analytics Automation Platform. Alteryx delivers easy end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes, enabling enterprises everywhere to democratize data analytics across their organizations for a broad range of use cases. Data workers, regardless of technical acumen, are empowered to be curious and solve problems. With Alteryx, users can automate the full range of analytics, data science and processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom-line impact, efficiency gains, and rapid upskilling.
Our platform includes Alteryx Designer, our data profiling, preparation, blending, analytics, data science, and process automation product deployable to the cloud and on premise; Alteryx Server, our secure and scalable server-based product for managing, automating, and governing processes and applications in a web-based environment; Alteryx Intelligence Suite, our augmented machine learning, auto-modeling, and text mining product; Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise; and Alteryx Promote, our advanced analytics model management product for data scientists and analytics teams to build, manage, monitor, and deploy predictive models into real-time production applications. Our platform also offers cloud-native products, including Alteryx Designer Cloud powered by Trifacta, our open and interactive cloud platform for data engineers and analysts to collaboratively profile, prepare, and pipeline data for analytics and machine learning; Alteryx Machine Learning, our automated machine learning product for building, validating, iterating, and exploring machine learning models with a fully-guided user experience; and Alteryx Auto Insights, our analytics solution that automates insights for business users. In addition, Alteryx Community, our online user community, allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2022, we had over 8,300 customers in more than 90 countries, including over 910 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud or through a browser. Subscription periods for our platform generally range from one to three years and the subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and nine months ended September 30, 2022 and 2021.
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

COVID-19 Impact
In March 2020, the World Health Organization declared the outbreak of COVID-19 a pandemic, which has resulted in authorities implementing and re-implementing numerous measures from time to time to contain the virus, including travel bans and restrictions, quarantines, shelter-in-place orders, and business limitations and shutdowns. While we are unable to accurately predict the full impact that the COVID-19 pandemic has had or will have on our operating results, financial condition, liquidity, and cash flows due to numerous uncertainties, including the duration and severity of the pandemic, any resurgences of the pandemic locally or globally, and the evolution and impact of COVID-19 variants, our compliance with these measures has impacted our day-to-day operations and could continue to disrupt our business and operations, as well as that of certain of our customers whose industries are more severely impacted by these factors, for an indefinite period of time.
To support the health and well-being of our employees, customers, partners and communities, the majority of our offices worldwide were closed from March 2020 through May 2021. Beginning in June 2021 and through April 2022, as conditions improved, vaccination rates increased, and local authorities permitted, we reopened all of our offices worldwide. Starting in April 2022, we began encouraging our U.S.-based employees who are local to an office to begin returning at least one day per week. We have also reduced restrictions on travel and have seen increases in travel throughout 2022. We anticipate that costs related to travel will continue to increase. In February 2022, we transitioned our corporate headquarters to our new facilities in Irvine, California. Although we were able to secure a subtenant for our previous corporate headquarters, the impact of the pandemic on the commercial real estate market and the increase in work-from-home arrangements has caused a decline in demand for office space and market rates, which contributed to the long-lived asset impairment incurred upon our ceasing use of that space. As a result of the shift to work-from-home arrangements and our pursuit of high-quality employees globally, we are continuing to assess the use of our facilities. Based on these workforce dynamics, we intend to initiate steps toward a facility rationalization in the fourth quarter of 2022.
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
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2021	2021	2021	2021	2022	2022	2022
Annual recurring revenue	$512.7	$547.6	$578.6	$638.0	$683.6	$726.8	$757.7

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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2021	2021	2021	2021	2022	2022	2022
Dollar-based net expansion rate	120%	120%	119%	119%	119%	120%	121%
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2021	2021	2021	2021	2022	2022	2022
Customers	7,214	7,405	7,689	7,936	8,195	8,296	8,340

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Revenue:
Subscription-based software license	$111,590	$37,477	$255,416	$120,851
PCS and services	104,122	86,024	298,860	241,479
Total revenue	215,712	123,501	554,276	362,330
Cost of revenue:
Subscription-based software license	2,940	1,264	7,984	3,739
PCS and services	29,054	14,202	78,023	35,498
Total cost of revenue(1)	31,994	15,466	86,007	39,237
Gross profit	183,718	108,035	468,269	323,093
Operating expenses:
Research and development(1)	54,803	33,457	162,030	95,645
Sales and marketing(1)	135,976	83,034	384,781	232,597
General and administrative(1)	56,887	37,125	172,777	104,291
Impairment of long-lived assets	—	—	8,239	—
Total operating expenses	247,666	153,616	727,827	432,533
Loss from operations	(63,948)	(45,581)	(259,558)	(109,440)
Interest expense	(2,454)	(9,973)	(7,291)	(29,206)
Other expense, net	(6,905)	(2,363)	(15,698)	(1,561)
Loss before provision for income taxes	(73,307)	(57,917)	(282,547)	(140,207)
Provision for income taxes	1,206	122	4,299	1,928
Net loss	$(74,513)	$(58,039)	$(286,846)	$(142,135)

(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in thousands)
Cost of revenue	$4,786	$1,818	$12,711	$4,219
Research and development	14,386	8,258	40,258	21,913
Sales and marketing	21,641	11,018	56,035	26,105
General and administrative	20,494	12,236	55,424	33,319
Total	$61,307	$33,330	$164,428	$85,556

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Subscription-based software license	51.7%	30.3%	46.1%	33.4%
PCS and services	48.3	69.7	53.9	66.6
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.4	1.0	1.4	1.0
PCS and services	13.4	11.5	14.1	9.8
Total cost of revenue	14.8	12.5	15.5	10.8
Gross profit	85.2	87.5	84.5	89.2
Operating expenses:
Research and development	25.4	27.1	29.2	26.4
Sales and marketing	63.0	67.2	69.4	64.2
General and administrative	26.4	30.1	31.2	28.8
Impairment of long-lived assets	—	—	1.5	—
Total operating expenses	114.8	124.4	131.3	119.4
Loss from operations	(29.6)	(36.9)	(46.8)	(30.2)
Interest expense	(1.1)	(8.1)	(1.3)	(8.1)
Other expense, net	(3.2)	(1.9)	(2.8)	(0.4)
Loss before provision for income taxes	(33.9)	(46.9)	(50.9)	(38.7)
Provision for income taxes	0.6	0.1	0.8	0.5
Net loss	(34.5)%	(47.0)%	(51.7)%	(39.2)%
Comparison of the Three and Nine Months Ended September 30, 2022 and 2021
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$111,590	$37,477	$74,113	197.8%	$255,416	$120,851	$134,565	111.3%
PCS and services	104,122	86,024	18,098	21.0	298,860	241,479	57,381	23.8
Total revenue	$215,712	$123,501	$92,211	74.7%	$554,276	$362,330	$191,946	53.0%
Subscription-based software license revenue increased for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 primarily due to an increase in sales to new and existing customers during the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021. In addition, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, we recognized a larger portion of the total transaction price at the point in time when the platform was first made available to the customer, or the beginning of the subscription term, if later, during the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021.

PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable revenue recognition, the increase in PCS and services revenue is primarily attributed to sales to customers in prior periods and the growth in our customer base between September 30, 2021 and September 30, 2022. Our product pricing was not a significant driver of the changes in subscription-based software license or PCS and services revenue for the periods presented. In addition, our new cloud-based product offerings, including Alteryx Designer Cloud powered by Trifacta, Alteryx Machine Learning, and Alteryx Auto Insights, did not represent a material amount of revenue for the nine months ended September 30, 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
United States	$141,949	$81,813	$60,136	73.5%	$381,483	$240,110	$141,373	58.9%
International	73,763	41,688	32,075	76.9	172,793	122,220	50,573	41.4
Total revenue	$215,712	$123,501	$92,211	74.7%	$554,276	$362,330	$191,946	53.0%
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$2,940	$1,264	$1,676	132.6%	$7,984	$3,739	$4,245	113.5%
PCS and services	29,054	14,202	14,852	104.6	78,023	35,498	42,525	119.8
Total cost of revenue	$31,994	$15,466	$16,528	106.9%	$86,007	$39,237	$46,770	119.2%
% of revenue	14.8%	12.5%			15.5%	10.8%
Gross margin	85.2%	87.5%			84.5%	89.2%
Cost of revenue increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to $11.9 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, and merit increases, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was an increase of $2.2 million in amortization of intangibles associated with our recent acquisitions and an increase of $2.2 million of depreciation of capitalized software development costs. Furthermore, we have made significant investments in our cloud infrastructure and customer success organizations, including through the acquisition of Trifacta, which has contributed to the increase to cost of revenue and the resulting decrease to gross margin.
Cost of revenue increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to $32.3 million in increased employee-related costs, including stock-based compensation, driven by an increase in headcount, a broad-based wage increase, as well as additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there were increases in amortization of intangibles associated with our recent acquisitions of $5.7 million, depreciation of capitalized software development costs of $4.9 million, and higher information technology and overhead costs of $1.3 million to support the increased headcount.

As of September 30, 2022, we had 303 cost of revenue personnel as compared to 150 as of September 30, 2021.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Research and development	$54,803	$33,457	$21,346	63.8%	$162,030	$95,645	$66,385	69.4%
% of revenue	25.4%	27.1%			29.2%	26.4%
Research and development expense increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to $20.0 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in information technology and overhead costs of $1.8 million due to the procurement of additional software licenses and office expansion and fit-outs.
Research and development expense increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to $58.0 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount, a broad-based wage increase, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there was a $5.3 million increase in information technology and overhead costs due to the procurement of additional software licenses and office expansion and fit-outs, and a $2.3 million increase in consulting and outsourced labor costs to assist in certain development projects.
As of September 30, 2022, we had 693 research and development personnel as compared to 445 as of September 30, 2021.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Sales and marketing	$135,976	$83,034	$52,942	63.8%	$384,781	$232,597	$152,184	65.4%
% of revenue	63.0%	67.2%			69.4%	64.2%
Sales and marketing expense increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to an increase in employee-related costs of $40.7 million. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $6.3 million due primarily to increased international travel. Furthermore, there was an increase of $3.7 million in marketing programs due in part to our brand awareness campaigns. and an increase of $1.0 million in information technology and overhead costs as a result of office expansion and fit-outs.
Sales and marketing expense increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to an increase in employee-related costs, including stock-based compensation, of $107.5 million. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $20.2 million, primarily due to increased international travel and the return to our in-person events. Furthermore, there was an increase of $12.0 million in marketing programs due in part to our brand awareness campaigns, such as our in-person user conference in May 2022, which had been fully virtual in the prior year, and other digital marketing programs, an increase of $5.3 million in information technology and overhead costs as a result of office expansion and fit-outs, and an increase in consulting and outsourced labor costs of $2.6 million related to projects for go-to-market strategies and global campaign integration.

As of September 30, 2022, we had 1,375 sales and marketing personnel as compared to 873 as of September 30, 2021.
General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
General and administrative	$56,887	$37,125	$19,762	53.2%	$172,777	$104,291	$68,486	65.7%
% of revenue	26.4%	30.1%			31.2%	28.8%
General and administrative expense increased for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 primarily due to $19.7 million in increased employee-related costs, including stock-based compensation, from incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs, including the market-based PRSUs granted to certain executives.
General and administrative expense increased for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 primarily due to an increase in employee-related costs, including stock-based compensation, of $51.7 million due to an increase in headcount, a broad-based wage increase to improve retention and productivity, merit increases, additional stock awards granted to new hires and as part of our equity refresh programs, including the market-based PRSUs granted to certain executives. In addition, there was an increase in consulting and outsourced labor costs of $12.7 million primarily driven by higher legal and accounting professional services fees related to our acquisition of Trifacta in February 2022, as well as an increase in overhead costs of $2.8 million due to office expansion and fit-outs, including our new corporate headquarters.
As of September 30, 2022, we had 453 general and administrative personnel as compared to 318 as of September 30, 2021.
Impairment of Long-lived Assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Impairment of long-lived assets	$—	$—	$—	*	$8,239	$—	$8,239	*

*	Not meaningful
The long-lived asset impairment is attributable to the cease-use and sublease of our previous corporate headquarters during the three months ended March 31, 2022. We recorded an impairment on the right-of-use asset and related fixed asset of $6.1 million and $2.1 million, respectively, as the carrying value exceeded the future discounted cash flows.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Interest expense	$(2,454)	$(9,973)	$7,519	(75.4)%	$(7,291)	$(29,206)	$21,915	(75.0)%
Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the three months ended June 30, 2018 and September 30, 2019, respectively. Interest expense decreased in the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 due to the removal of the equity component and related amortization of the debt discount as part of the adoption of ASU 2020-06.
Other Expense, Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Other expense, net	$(6,905)	$(2,363)	$(4,542)	*	$(15,698)	$(1,561)	$(14,137)	*

*	Not meaningful
Other expense, net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other expense, net for the three months ended September 30, 2022 as compared to the three months ended September 30, 2021 was related to greater losses in foreign currency remeasurement of $5.2 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact, offset by an increase in investment income of $0.7 million due to higher interest rates.
The increase in other expense, net for the nine months ended September 30, 2022 as compared to the nine months ended September 30, 2021 was related to greater losses in foreign currency remeasurement of $12.1 million due to fluctuations in the United States dollar as compared to other major transactions in which we transact and greater realized losses in securities of $2.2 million resulting from sales of our short-term available-for-sale investments.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	Amount	%	2022	2021	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$1,206	$122	$1,084	*	$4,299	$1,928	$2,371	*

*	Not meaningful
The change in the provision for income taxes for the three and nine months ended September 30, 2022 as compared to the three and nine months ended September 30, 2021 was primarily due to an increase in pre-tax loss at the annualized effective tax rate for the three and nine months ended September 30, 2022.

Liquidity and Capital Resources
We had $441.6 million and $1.0 billion of cash and cash equivalents and short-term and long-term investments in marketable securities with $420.3 million and $972.3 million held domestically, as of September 30, 2022 and December 31, 2021, respectively. The decrease in cash and cash equivalents and investments is primarily related to the acquisition of Trifacta Inc. for $387.0 million, net of cash acquired.
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
There were no material changes in our contractual obligations and commitments during the three and nine months ended September 30, 2022 from the contractual obligations and commitments disclosed in the Annual Report. See Note 8, Convertible Senior Notes, Note 10, Leases, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2022	2021
	(in thousands)
Net cash provided by (used in) operating activities	$(112,724)	$24,343
Net cash provided by (used in) investing activities	78,898	(556)
Net cash used in financing activities	(27,408)	(9,628)
Operating Activities
Net cash used in operating activities was $112.7 million for the nine months ended September 30, 2022. Net cash used in operating activities primarily reflected a net loss of $286.8 million and a change in operating assets and liabilities of $67.1 million, offset in part by net non-cash activity of $241.2 million.
Net cash provided by operating activities was $24.3 million for the nine months ended September 30, 2021. Net cash provided by operating activities primarily reflected net non-cash activity of $137.5 million and a change in operating assets and liabilities of $28.9 million, offset in part by a net loss of $142.1 million.

Changes in operating assets and liabilities is primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the nine months ended September 30, 2021 and 2022 compared to the year ended December 31, 2020 and 2021, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liabilities and a net increase in contract asset balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable. During the nine months ended September 30, 2022, non-commissioned employees were paid 50% of their annual cash incentive bonuses through a mid-year bonus payout that was not done during the nine months ended September 30, 2021. Subject to the achievement of the specified performance objectives described in our bonus plan, the remainder of the annual incentive bonuses will be paid in the first quarter of 2023.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2022 was $78.9 million, consisting of $492.9 million of sales and maturities of investments, net of purchases, offset in part by $387.0 million of cash paid in connection with our acquisition of Trifacta Inc., $19.3 million of purchases of property and equipment, and $7.7 million of capitalized software development costs.
Net cash used in investing activities for the nine months ended September 30, 2021 was $0.6 million, consisting of $20.0 million of sales and maturities of investments, net of purchases, offset in part by $17.2 million of purchases of property and equipment and $3.4 million of capitalized software development costs.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2022 was $27.4 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $37.2 million, offset in part by proceeds from stock option exercises of $9.8 million.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $441.6 million as of September 30, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2022 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2022 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 1A. Risk Factors.
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Quarterly Report on Form 10-Q and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, prospects, financial condition, cash flows, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Quarterly Report on Form 10-Q and in our other public filings. The trading price of our Class A common stock could decline due to any of these or other risks, and, as a result, you may lose all or part of your investment. For more information, see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Quarterly Report on Form 10-Q.
Risks Related to Our Business and Industry
We have grown rapidly in our recent past and we expect to continue to invest in our growth. If we are unable to manage our growth effectively, our revenue and profitability could be adversely affected.
We experienced rapid growth in our recent past and expect to continue to invest in our growth in the future. We employed 2,824 full-time employees as of September 30, 2022 and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years.
We have grown, and we expect to continue to grow, our operations and headcount. We anticipate that further significant expansion will be required in the future. In addition, we license our platform to customers in more than 90 countries and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. We intend to expand our operations into other countries in the future, which will place additional demands on our resources and operations. Our future operating results depend to a large extent on our ability to manage this expansion and growth successfully. Sustaining our growth will place significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. If we are unable to manage our growth successfully without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our revenue and profitability could be harmed. Risks that we may face in undertaking future expansion include:

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
In addition, with vaccines widely available in the United States and internationally to prevent or mitigate the effects of COVID-19, organizations have largely resumed normal operations and we have made significant investments in and commitments of administrative, operational, and financial resources to grow our operations, including by continuing to expand into additional countries, enhance our infrastructure and systems, and grow our talent base. In the event variants of COVID-19 or other resurgences of COVID-19 require us to curtail these investments and commitments of resources, or if the effects of the COVID-19 pandemic on us, the economy, or our customers continue, we may be unable to realize the benefits of our investments, or the resources we have committed, which could materially harm our operations, result in our revenue being materially offset by these investments, and require us to adopt more aggressive cost mitigation strategies that could further adversely affect our business, operating results, and financial condition.
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
In the software industry, there is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We have seen this demand for talent increase among our peers and competitors due to, among other things, the significant growth the technology sector has experienced. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during the current period of heightened employee attrition in the U.S. and other countries and as other challenging market conditions related to macroeconomic factors continue. Due to our recent accelerated hiring, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or volatility or lack of performance in our stock price, we may need to provide higher levels of compensation, including equity compensation, or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
Our ability to achieve significant revenue growth will depend, in large part, on our success in recruiting, training, and retaining sufficient numbers of direct sales personnel, software engineers, and other highly skilled personnel to support our growth. New hires require significant training, and sales personnel typically take four to six months or more to fully understand our business and products and achieve target productivity levels. In addition, although we have reopened all of our offices worldwide, many of our employees continue to work remotely full-time and a significant portion of our employees may continue to work from home indefinitely as a result of any federal, state or local vaccine, testing, or other mandates for employers implemented during the COVID-19 pandemic and our adoption of work-from-home policies that offer our employees flexibility to continue to work remotely, any of which may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent hires and future hires may not become productive as quickly as we expect and if our new employees do not become productive on the timelines that we have projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. In addition, if our work-from-home policies or office environments do not meet the needs and expectations of our workforce, our ability to attract and retain our employees could be negatively impacted.
As we continue to enter new geographies, we will need to attract, hire, and retain skilled personnel in those areas, which may involve adopting new working methodologies, including full-time remote work arrangements. Attracting and hiring personnel in new countries requires additional set up and upfront costs, such as costs to establish a local subsidiary or office, that we may not recover if those personnel fail to achieve full productivity. In addition, our revenue growth prospects may be adversely affected if we cannot train our talent quickly or effectively given that a large percentage of our talent is new to our company and our platform.
To date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue from new and existing customers and sustain profitability, we must, and we intend to, increase the size of our direct sales force, both in the United States and internationally. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization or sales strategy changes may result in reduced productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.
Employee turnover rates increased during the COVID-19 pandemic and may continue to be elevated. We may also face integration challenges as we continue to seek to aggressively expand our talent base and as our management team continues to develop and execute its strategic corporate and product vision. In addition, volatility or lack of performance in our stock price may also affect our ability to attract and retain key employees. If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if our sales personnel are not successful in obtaining new customers or renewing or increasing sales to our existing customer base, or if our software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business will be adversely affected. More generally, if we do not continue to grow at the same pace that we have experienced in the last few years, if there is a significant adverse change in our business or operations, or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.
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
The market for our platform is characterized by rapid technological change, frequent new product and service introductions and enhancements, changing customer demands, and evolving industry standards. The introduction of products and services embodying new technologies can quickly make existing products and services obsolete and unmarketable. Analytics products and services are inherently complex, and it can take a long time and require significant research and development expenditures to develop and test new or enhanced products and services. We invest heavily in the development and enhancement of new and existing products and services. The success of any enhancements or improvements to our platform or any new products and services depends on several factors, including timely completion, competitive pricing, adequate quality testing, integration with existing technologies and our platform, and overall market acceptance. Additionally, our products and services are expected to meet and keep pace with evolving security standards and requirements of our industry and customers, including those of the federal government. We cannot be sure that we will succeed in developing, marketing, and delivering on a timely and cost-effective basis enhancements or improvements to our platform or any new products and services that respond to technological change, evolving industry standards, or new customer requirements, nor can we be sure that any enhancements or improvements to our platform or any new products and services will achieve market acceptance.
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introduction of Designer Cloud powered by Trifacta and Alteryx Machine Learning, our first cloud-based products, and the addition of Alteryx Auto Insights (formerly Hyper Anna), have increased and could continue to increase costs associated with customer support and customer success as demand for these services increase. This increase in cost could negatively impact our profit margins, including our gross margin. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services or until industry and marketplace reviews become widely available. Some customers may hesitate migrating to a new product or service due to concerns regarding the complexity of migration and product or service infancy issues on performance. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we may discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in 2021, we discontinued the sale of Alteryx Analytics Hub, or AAH. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.

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
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While we have released cloud-based products, most of our customers currently deploy our on-premise platform. In February 2022, we made Alteryx Machine Learning generally available. We also acquired Alteryx Auto Insights (formerly Hyper Anna) in October 2021 and the Trifacta Data Engineering Platform in February 2022. We announced an integrated, cloud-based Designer Cloud powered by Trifacta product in May 2022. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure. Such investments will involve expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results, and gross margins.
We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not sustain profitability.
Although we generated net income in prior periods, we incurred a net loss in the three and nine months ended September 30, 2022, have incurred net losses in the past, and could incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we continue implementing initiatives designed to grow our business, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to sustain profitability. Additionally, if resurgences of the COVID-19 pandemic continue, we may delay or re-evaluate these efforts, which may negatively affect our ability to expand our operations and maintain or increase our sales. We may also delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of rising levels of inflation, interest rates, and global economic uncertainty. In addition, growth of our revenue may slow or revenue may decline for a number of possible reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Since 2017, we have expanded the capabilities offered by our software platform through new product offerings, such as Alteryx Connect, Alteryx Promote, AAH, which was discontinued in 2021, Alteryx Intelligence Suite, or AIS, and Alteryx Auto Insights. Further, in February 2022, we announced the general availability of Alteryx Machine Learning and Alteryx Designer Cloud and, in May 2022, we announced an integrated Designer Cloud powered by Trifacta product. Alteryx Designer remains our principal product and our additional products announced since 2017 have achieved varying degrees of success. We cannot be certain that any of these products or any additional products that we introduce will generate significant revenue in the future. Accordingly, our business and financial results will likely continue to be substantially dependent on our single software platform.
Acquisitions of, or investments in, other companies, products, or technologies have required, and could continue to require, significant management attention and could disrupt our business, dilute stockholder value, and adversely affect our operating results.
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses. For example, we acquired both Hyper Anna Pty. Ltd. and Lore IO, Inc. in October 2021 to accelerate more functionality in the cloud and improve data discovery capabilities in our platform, and we acquired Trifacta Inc. in February 2022 to accelerate the development of an integrated end-to-end, low code/no code analytics automation platform in the cloud. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, collaborations, joint ventures, additional channels of distribution, discount pricing, or investments in other companies or products. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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
Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. For example, in February 2022, we completed the acquisition of Trifacta Inc., our largest acquisition to date. We anticipate that there are significant benefits from this acquisition, including the acceleration of our development of an integrated end-to-end, low code/no code analytics automation platform in the cloud and resulting growth opportunities. However, to realize these benefits, we have invested, and need to continue to invest, significant time, attention, and resources toward integration and product development efforts. These efforts can be challenging, complex and costly and we cannot assure you that we will be successful and that the anticipated benefits of the acquisitions that we complete will be realized. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.
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
The COVID-19 pandemic has impacted our business and operating results and the duration and extent of any continuing adverse impact from the COVID-19 pandemic, or other similar health crises, on our future operating results remain uncertain.
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
Our management team has committed and may continue to commit significant time, attention and resources to monitor and mitigate the effects of the COVID-19 pandemic on our business and workforce, which has diverted, and could continue to divert, management’s attention from other business concerns. As long as the pandemic continues, our workforce may be exposed to health risks. Beginning in June 2021 and through April 2022, as conditions improved, vaccination rates increased, and local authorities permitted, we reopened all of our offices worldwide. Our efforts to safely reopen our offices in the United States and internationally may not be successful, could expose our workforce, customers and partners to health risks and us to associated liability, and will involve additional financial burdens. The COVID-19 pandemic has impacted, and may have long-term effects on, the nature of the office environment and remote working, including as a result of any federal, state or local vaccine, testing, or other mandates for employers, and this has presented, and may continue to present, operational and workplace culture challenges that may adversely affect our business.
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
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, and accessibility across operating systems. In addition, mitigation and containment measures adopted by government authorities to contain the spread of the COVID-19 pandemic in the United States and internationally, including travel restrictions and other requirements that limit in-person meetings, have in the past limited and could continue to limit our ability to establish and maintain relationships with new and existing customers. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services, including during a period of economic uncertainty or downturn. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
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
Our customers generally enter into license agreements with one to three year subscription terms and generally have no obligation or contractual right to renew their subscriptions after the expiration of their initial subscription period. New customers may enter into license agreements for lower subscription amounts or for shorter subscription terms than we anticipate, which reduces our ability to forecast revenue growth accurately. Moreover, our customers may not renew their subscriptions and those customers that do renew their subscriptions may renew for lower subscription amounts or for shorter subscription terms. Customer renewal rates may decline or fluctuate as a result of a number of factors, including the breadth of deployment of our platform, reductions in our customers’ spending levels, changes in customer department size and composition, our pricing or pricing structure, the pricing or capabilities of products or services offered by our competitors, our customers’ satisfaction or dissatisfaction with our platform, or the effects of economic conditions. If our customers do not renew their agreements with us, or renew on terms less favorable to us, our revenue may decline or otherwise fail to grow as projected.
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
Nearly all our revenue has come from licenses of our subscription-based software platform, including PCS and support included with the subscription, and we expect these sales to continue to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. Furthermore, potential customers may have made significant investments in legacy analytics software systems and may be unwilling to invest in new products and services. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations, as may other developments. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
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
Sales to large enterprises involve risks that may differ in kind or scale when compared to sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. In addition, as a result of the COVID-19 pandemic, rising inflation and interest rates, and global economic uncertainty, many large enterprises have reduced or delayed, or may consider reducing or delaying, technology or other discretionary spending. If such reductions or delays continue, our operating results, financial condition and prospects may be materially and negatively impacted. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing and contractual negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial upfront investment. Further, as we seek to increase sales and adoption of our newer, cloud-based products, the challenges we face selling new products may be further exacerbated with large enterprise customers. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.
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
•economic weakness, inflationary pressure, or currency-related crises;

•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, health and safety, and industry-specific laws and regulations, including rules related to compliance by our third-party resellers and our ability to identify and respond timely to compliance issues when they occur, and regulations applicable to us and our third party data providers from whom we purchase and resell syndicated data;
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
•corporate espionage; and
•political or economic instability and security risks, including as a result of or related to the geopolitical conflict stemming from Russia’s invasion of Ukraine, in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.
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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. On August 16, 2022, the Inflation Reduction Act, or IRA, was signed into law in the United States. The legislation primarily focuses on government spending programs designed to impact climate change, but also includes various tax provisions. Starting in 2023, among other things, the IRA imposes a 15% minimum corporate alternative tax on companies that have or have had annual financial statement income greater than $1 billion, levies an excise tax of 1% on net stock repurchases by publicly traded companies, and provides tax incentives to promote clean energy. Currently, we expect the tax impact of the IRA on us to be minimal as we are averaging less than $1 billion in adjusted net book income over a three-year period. Historically, we have not repurchased shares of our common stock. If we decide to make discretionary repurchases of shares of our common stock in the future, beginning in 2023, such purchases would be subject to the excise tax unless they are offset by at least an equal number of shares issued. We are continuing to evaluate the impact of the IRA. Many countries in the European Union, a number of other countries, organizations such as the Organization for Economic Co-Operation and Development, or OECD, and the United States have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. On October 8, 2021, the OECD announced that 136 countries and jurisdictions (out of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting, or BEPS) agreed on a two-pillar solution to address the tax challenges arising from the digitalization of the economy. A central theme of the OECD’s BEPS recommendation is increased transparency and reporting regarding business models, legal entity structures, and transfer pricing policies used by multinationals. Pillar One provides taxing rights to market jurisdictions on a portion of the residual profits earned by multinational enterprises, or MNEs, with an annual global turnover exceeding €20 billion and 10 percent profitability. Pillar Two requires MNE groups with an annual global turnover exceeding €750 million to pay a global minimum tax of 15%. Implementation may occur as early as 2023. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Some of these or other new rules could result in double taxation of our international earnings. Changes in tax laws could materially impact our financial condition, results of operations, and cash flows. Given these developments, tax authorities in the U.S. and other jurisdictions are likely to increase their audit efforts and might challenge some of our tax positions, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.

International political and economic uncertainty could cause disruptions to, and create uncertainty surrounding, our business internationally, including affecting our relationships with our existing and prospective customers, partners, and employees, and could have a material impact on our operations. For example, Russia’s invasion of Ukraine has negatively affected our employees and operations in the region, given our research and development center in Ukraine, and could negatively affect our business and our relationships with existing and prospective customers, partners, and employees, particularly those in Europe, given the global political and economic uncertainty resulting from the conflict.
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
We have changed our pricing model from time to time and additional changes to our pricing model may occur, including as a result of, among other things, competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, integration of acquired technology, pricing studies, or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as a result of the evolution of our existing products and services, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions or different product bundling that may result in significant changes to product pricing. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.
Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
As a result of customer purchasing patterns, our quarterly sales cycles are generally more heavily weighted toward the end of each quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal, and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy, adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close, and result in a revenue shortfall that could adversely affect our business.
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
•level of interest rates and inflation;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including as a result of or in connection with the global economic impact related to the geopolitical conflict stemming from Russia’s invasion of Ukraine.

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
In addition, we generally have increased sales and marketing expenses associated with our annual sales kickoff and each of our annual user conferences in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, may make it challenging for an investor to predict our performance on a quarterly or annual basis, and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.
Over the past several years, we have undergone, and may continue to experience, changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. For example, in October 2020, as part of a succession plan, Dean A. Stoecker, our co-founder, Chief Executive Officer and Chairman of our Board of Directors resigned from his role as Chief Executive Officer and the Board of Directors appointed Mark Anderson as our Chief Executive Officer. In May 2021, our Board of Directors appointed a new Chief Revenue Officer. In addition, over the last two years, we have added several new senior management employees, including a new Chief Product Officer in February 2021, a new Chief Marketing Officer in February 2022, a new Chief Information Security Officer in March 2022, a new Chief People Officer in August 2022, and a new Chief Transformation Officer in August 2022. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on our leadership and individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.
Any failure to offer high-quality technical support may harm our relationships with our customers and have a negative impact on our business and financial condition.
Once our platform is deployed, our customers depend on our customer support team to resolve technical and operational issues relating to our platform. Our ability to provide effective customer support is largely dependent on our ability to attract, train, and retain qualified personnel with experience in supporting customers on platforms such as ours. Our ability to accurately design and meet service level agreements, or SLAs, for any cloud-based product that we offer is dependent on our qualified product and customer support personnel accurately assessing the capabilities of those products and our users’ experience of those products. Also, as we integrate new technology from acquisitions into our existing products and services or continue to license it on a standalone basis, we may experience challenges in accurately assessing the capabilities of and providing technical support for those integrated or standalone products. Any failure to meet our customer’s expectations and our contractual requirements could negatively affect our operating results and negatively impact our customers’ experience.

The number of our customers has grown significantly over time and that has and will put additional pressure on our customer support team. Additionally, certain commercial offerings of our products include technical support services and, as a result, increases the number of customers for which we have committed to provide support. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support. We also may be unable to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for or commitments to provide support, without corresponding increases in revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that are easy to use and that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
Social and ethical issues may result in reputational harm and liability.
Positions we may take (or choose not to take) on social and ethical issues may be unpopular with some of our current or potential employees, partners, or customers, which may in the future impact our ability to attract or retain employees, partners, or customers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability to us.
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
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. In addition, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly, or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the impacts of the COVID-19 pandemic, we received requests from time to time from existing customers attempting to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. We also have increased exposure to credit risk due to our use of channel partners, who are drivers of revenue through the distribution and re-sale of our products and services. Even though the channel partner is considered our customer for these purposes, a channel partner may be unable or unwilling to pay amounts due to us if a customer fails to pay the channel partner, a risk that is increased if the purchase commitment is for multiple years of subscription-based software licenses. Although we have processes in place that are designed to monitor and mitigate the foregoing risks, we cannot guarantee these processes will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed. Further, our ability to collect from our customers and channel partners may depend in part on macroeconomic conditions, which due to, among other things, stock market volatility and rising inflation, have become uncertain. These and other challenging conditions may negatively impact our customers and partners and their ability to pay for the products and services they have purchased, which may result in an increase to our allowance for doubtful accounts and write-offs of accounts receivable.

Risks Related to Information Technology, Intellectual Property, and Data Security and Privacy
The nature of our platform makes it particularly vulnerable to errors or bugs, which could cause problems with how our platform performs and which could, in turn, reduce demand for our platform, reduce our revenue, and lead to product liability claims against us.
Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released or acquired or new third-party technologies are integrated into our platform. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose errors, compatibility issues, failures, or bugs in our software. From time to time we have identified, and in the future we may identify, other vulnerabilities in our platform, which we may not be able to timely address and remediate. These vulnerabilities could cause our platform to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our platform to customers. We devote significant resources to address security vulnerabilities through engineering a more secure platform, extensively testing our platform, enhancing security and reliability features in our products and systems, and deploying updates to address security vulnerabilities, but security vulnerabilities cannot be eliminated. The cost of these and other steps could reduce our operating margins and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could also result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. Alleviating any of these problems could divert management attention, require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, many of our employees have worked remotely full-time during the COVID-19 pandemic and, due to our work-from-home policies, we anticipate a large portion of our workforce will continue to work remotely part-time or full-time, which may pose additional data security risks. For example, there has been an increase in phishing and spam emails as well as social engineering attempts from “hackers” hoping to use the COVID-19 pandemic to their advantage. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
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
Cyber incidents can result from deliberate attacks or unintentional events. We collect and store on our networks sensitive information, including intellectual property, proprietary business information, and personal data of individuals, such as our customers, current and former employees, and employee candidates. The secure maintenance of this information and technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability, and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, new vulnerabilities and advanced new attacks against information systems create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization’s environment. For example, in December 2020, SolarWinds Worldwide, LLC, which provides network management software, notified its customers that an update to one of its products contained data collection malware that had also been distributed to thousands of its other customers, including federal, state, and local government agencies, educational institutions, and several private companies and governments around the world. In July 2021, Kaseya Ltd., a managed service provider, notified its customers that its software management system had been compromised and, as a result, ransomware was introduced into the information technology infrastructures of certain of its customers, disabling their computers until a ransom payment was made. While we do not believe we were affected by either incident, similar incidents or breaches could occur to us directly or indirectly through our vendors. In December 2021, the Apache Software Foundation, or Apache, publicly disclosed a remote code execution, or RCE, vulnerability in its Log4j 2 product, or Log4j, an open-source component widely used in Java-based software applications to log and track error messages. In the subsequent weeks, Apache disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware, or take control of the target's system. Certain applications in our product suite and infrastructure did utilize the affected versions of Log4j. In March 2022, Spring Core publicly disclosed an RCE vulnerability that also impacted certain applications in our product suite and infrastructure. Although we believe we identified and remediated the known Log4j and Spring Core vulnerabilities, the risk of additional vulnerabilities and potential attacks related to these issues may continue for several months given the complexity and widespread nature of these vulnerabilities. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.
These threats can come from a variety of sources, ranging in sophistication from an individual hacker to malfeasance by employees, consultants, or other service providers to state-sponsored attacks. Cyber threats may be generic, or they may be custom-crafted against our information systems. Over the past several years, cyber-attacks have become more prevalent and much harder to detect and defend against. Our network and storage applications may be vulnerable to cyber-attack, malicious intrusion, malfeasance, loss of data privacy, or other significant disruption and may be subject to unauthorized access by hackers, employees, consultants, or other service providers. In addition, hardware, software, or applications we develop or procure from third parties may contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other forms of deceiving our employees, contractors, and temporary staff.
There can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability or privacy of data that may be subject to privacy laws or disrupt our information systems, devices, or business. As a result, cybersecurity, physical security, and the continued development and enhancement of our controls, processes, and practices designed to protect our enterprise, information systems, and data from attack, damage, or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities. The occurrence of any of these events could result in:

•harm to customers;
•business interruptions and delays;
•the loss, misappropriation, corruption, or unauthorized access of data;
•litigation, including potential class action litigation, and potential liability under privacy, security, and consumer protection laws or other applicable laws;
•notification to governmental agencies, the media, and/or affected individuals pursuant to various federal, state, and international privacy and security laws;
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
Third parties may claim that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our customers and us. These claims may damage our brand and reputation, harm our customer relationships, and create financial and legal liability for us. We expect the number of such claims will increase as the number of products and services and the level of competition in our market grows, the functionality of our platform overlaps with that of other products and services, and the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for expenses or liabilities they incur as a result of third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur.
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
There may be third-party intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights, and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights. We might be required to seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for any infringing technology used in any aspect of our business, we would be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business operations and financial condition.
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
A significant portion of our critical business operations are concentrated in the United States. For instance, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility in Colorado has experienced outages. Such disruptions or failures could also result from a major earthquake, blizzard, hurricane, extreme temperatures, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.
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
•adversely affect our renewal rates or our ability to attract new customers; or

•otherwise negatively impact the performance or security of our platform and cause our platform to be perceived as unreliable or unsecure.
Any of the above could adversely affect our business operations and financial condition. Further, because nearly all of our employees were working, and many continue to work, remotely full-time as a result of the COVID-19 pandemic, we increased infrastructure capacity in those areas where we anticipated increased demand. Any technology supply chain disruptions, whether as a result of the impact of the COVID-19 pandemic or otherwise, could also delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth, and financial condition.
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
Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap confidential, and as a general matter, have not extensively patented our proprietary technology. As a result, we generally cannot rely on patent enforcement rights to protect a significant portion of our proprietary technology. Furthermore, our patent strategy is still in its early stages. Any patents that we may own and rely on may be challenged or circumvented by others or invalidated through administrative process or litigation. Our current and future patent applications may not be issued with the scope of the claims we seek, if at all. In addition, any patents issued in the future may not provide us with competitive advantages, may not be enforceable in actions against alleged infringers, or may be successfully challenged by third parties. Further, the process of obtaining patent protection is expensive and time-consuming and we may not be able to prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. For those patents that we do own and may own in the future, the United States Patent and Trademark Office and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment, and other similar provisions during the patent application process and to maintain issued patents. There are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.
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
In order to protect our intellectual property rights, we may be required to spend significant resources to acquire, maintain, monitor, and enforce our intellectual property rights. We cannot assure you that our monitoring efforts will detect every infringement of our intellectual property rights by a third party. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets. Litigation brought to protect and enforce our intellectual property rights could be costly, time-consuming, and distracting to management, could result in the impairment or loss of portions of our intellectual property, and may ultimately be unsuccessful. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our platform, or damage our brand and reputation.
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
Our agreements with customers and other third parties may include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, reputation, operating results, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing customers and new customers and harm our business, reputation, and operating results.
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

Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC, and will evolve as FASB continues to consider applicable accounting standards in this area. For example, ASC 606 became effective for our annual reporting period for the year ended December 31, 2018 and had a material impact on our operating results for the year ended December 31, 2018. ASC 606 also became effective for Trifacta for its annual reporting period for the year ended January 31, 2021. ASC 606 is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. We have also incurred and may continue to incur increased costs and expenses in assessing the application of ASC 606 to the Trifacta business both in periods prior to the closing of the acquisition and in future periods as we integrate Trifacta into our own financial reporting.
We also implemented changes to our accounting processes, internal controls, and disclosures to support ASC 606. For example, the timing by which we recognize revenue from each of our products differs as a result of our transition to ASC 606. Our contracts with customers often include multiple performance obligations and we allocate the transaction price to the various performance obligations based on standalone selling price. Revenue is recognized when we satisfy each performance obligation, which can occur throughout the contract period. If we determine to add or remove any performance obligations from our products in the future, the timing and pattern of revenue recognition for our contracts with customers could materially change, resulting in either a larger or smaller portion of the total transaction price being recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. For example, beginning January 1, 2022, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, a larger portion of the total transaction price is now recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later, than had previously been recognized for our platform. As we introduce cloud-based offerings, the pattern of revenue recognition could differ from the pattern of revenue recognition related to our legacy on-premise products, which may impact our ability to accurately forecast our financial performance. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly or inconsistently than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.
Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance or our privacy policies, could adversely affect our business.
Certain of our business operations, including the delivery of our platform, involve the processing, storing, and transmitting of personal data that is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. The scope and volume of user personal data that we collect and store through our platform, networks, and other systems, as well as the storage of customer data, is increasing significantly as we release cloud-based offerings. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. Any actual or perceived loss, improper retention or misuse of information, or alleged violations of laws and regulations relating to privacy, data protection, and data security, and any relevant claims, could result in an enforcement action against us, including fines, imprisonment of company officials, public censure (with or without a consent decree or finding by supervisory authorities), claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business. Evolving definitions of personal data within the European Union, the United States, and globally, especially relating to the treatment of internet protocol addresses, machine or device identifiers, location data, and other potentially identifying information as personal data, may limit or restrict our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such user data. Some jurisdictions further require that certain types of data be retained on servers located within the jurisdiction, which could increase our compliance costs and slow expansion to new regions. Any perception of privacy or security concerns or an inability to comply with applicable laws, regulations, guidance of supervisory authorities, policies, industry standards, contractual obligations, or other legal obligations, even if unfounded, may result in additional cost and liability to us, harm our reputation, and inhibit adoption of our products by current and future customers, and may adversely affect our business, financial condition, and operating results.
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

Several states have also enacted new data privacy laws. For example, California enacted the California Consumer Privacy Act, or the CCPA, that, among other things, requires covered companies to provide new disclosures and individual privacy rights to California consumers, and to afford such consumers new abilities to opt out of certain sales of personal information. The CCPA took effect on July 1, 2020, with its implementing regulations most recently amended on March 15, 2021. The California Privacy Rights Act, or the CPRA, was separately approved by California voters in connection with the November 2020 election and creates new obligations relating to consumer data collected after January 1, 2022. In addition, the CPRA created the California Privacy Protection Agency, or the CPPA, a new state agency that will enforce privacy laws and promulgate new regulations. The CPRA will begin to be enforced on January 1, 2023 and the CPPA is presently undergoing the public rule-making process to proposed regulations that have yet to be finalized. We continue to wait to see what effect these new regulations may have on our compliance obligations. The CCPA provides for civil penalties for violations, as well as a private right of action for security breaches that may increase security breach litigation, but potential uncertainty surrounding the CPRA’s adoption may increase our compliance costs and potential liability, particularly in the event of a data breach, and could have a material adverse effect on our business, including how we use personal information, our financial condition, and our operating results. One notable recent CCPA enforcement action includes the Attorney General’s August 2022 settlement with Sephora, Inc. for using third-party companies to install tracking software on Sephora’s website that could, among other things, create profiles about website visitors that the Attorney General interpreted as a “sale” of customer information given the benefits that both the software provider and Sephora received from the relationship. This action may signal a priority of enforcement and interpretation that such use of analytics products on the internet may introduce new web-based marketing complexities and compliance challenges pending upcoming CPRA regulations.
We continue to monitor other state laws on data privacy and protection, such as Virginia and Colorado, which have consumer data protection laws going into effect on January 1, 2023 and July 1, 2023, respectively. Privacy laws from Connecticut and Utah have also recently been enacted with effective dates of July 1, 2023 and December 31, 2023, respectively. Other states have active legislative efforts that we are monitoring. Additionally, while a bill in the U.S. Congress, H.R.8152-American Data Privacy and Protection Act, has received notable bipartisan support, numerous state attorneys general have already indicated opposition to aspects of it and lobbied to keep certain state privacy law pre-empted from federal legislation, which, if successful, would mean we could continue to face compliance requirements from both federal and state privacy regulations. In the short term, this legislation appears to be stalled as the mid-term elections approach in November 2022. As we deploy cloud-based products and business models into our operations, the scope and applicability of the foregoing and any future privacy and data protection laws and regulations to our business will increase and the consequences of any related failures or breaches will become more severe.
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
Furthermore, enforcement actions and investigations by regulatory authorities (such as the Federal Trade Commission or the states’ attorneys general) related to data security incidents, alleged unfair or deceptive acts concerning privacy practices, and other privacy violations continue to increase. Given the number of cyber incidents taking place, we expect new cybersecurity regulations to be promulgated through either executive order or by agency rulemaking. Notably, the SEC proposed cybersecurity disclosure rules for public companies in March 2022. The proposed rules would significantly increase the agency’s scrutiny of public companies’ cybersecurity-related business activities, decision-making processes, and a corporate board’s role in overseeing cybersecurity. While the notice-and-comment period has closed, we do not have an expected date when these rules would go into effect.

Any concerns about our data privacy and security practices (even if unfounded), or any failure, real or perceived, by us to comply with our posted privacy policies or related statements, any legal or regulatory requirements, standards, certifications or orders, or other privacy or consumer protection-related laws and regulations applicable to us, could cause our users to reduce their use of our products and services. Any failure or perceived failure by us (or the third parties with whom we have contracted to process such information) to comply with applicable privacy and security laws, policies or related contractual obligations, or any compromise of security that results in unauthorized access, use, or transmission of, personal user information, could result in a variety of claims against us, including governmental enforcement actions and investigations, class action privacy litigation in certain jurisdictions, and proceedings by data protection authorities. As a result of these events, our reputation may be harmed, we may lose current and potential users, and the competitive position of our brand might be diminished, any of which could materially adversely affect our business, operating results, and financial condition. In addition, if our practices are not consistent or viewed as not consistent with legal and regulatory requirements, including changes in laws, regulations, and standards or new interpretations or applications of existing laws, regulations, and standards, we may become subject to audits, inquiries, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, or severe criminal or civil sanctions, any of which may have a material adverse effect on our business, operating results, reputation, and financial condition.
Contractual disputes with our customers could be costly, time-consuming, and harm our reputation.
Our business is contract intensive and we are party to contracts with our customers all over the world. Our contracts can contain a variety of terms, including security obligations, indemnification obligations, and regulatory requirements. Contract terms may not always be standardized across our customers and can be subject to differing interpretations, which could result in disputes with our customers from time to time. If our customers notify us of an alleged contract breach or otherwise dispute any provision under our contracts, the resolution of such disputes in a manner adverse to our interests could negatively affect our operating results.
Failure to comply with governmental laws and regulations could harm our business.
Our business is subject to regulation by various federal, state, local, and foreign governments. In certain jurisdictions, these regulatory requirements may be more stringent than those in the United States. Noncompliance with applicable regulations or requirements could subject us to investigations, sanctions, mandatory product recalls, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, injunctions, or other collateral consequences. If any governmental sanctions are imposed, or if we do not prevail in any possible civil or criminal litigation, our business, reputation, operating results, and financial condition could be materially adversely affected. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees. Enforcement actions and sanctions could harm our business, reputation, operating results, and financial condition.
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
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.
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
We incorporate encryption technology into certain of our products. Encryption products may be exported outside of the United States only with the required export authorizations including by license, a license exception, or other appropriate government authorization. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.

Further, if our channel or other partners fail to obtain appropriate import, export, or re-export licenses or permits, we may also be harmed, become the subject of government investigations or penalties, and incur reputational harm. Changes in our platform or changes in export and import regulations may create delays in the introduction of our platform in international markets, prevent our customers with international operations from deploying our platform globally or, in some cases, prevent the export or import of our platform to certain countries, governments, or persons altogether. Any change in export or import laws or regulations, economic sanctions, or related legislation, shift in the enforcement or scope of existing laws and regulations, or change in the countries, governments, persons, or technologies targeted by such laws and regulations, including as a result of economic sanctions and other geopolitical developments following Russia’s invasion of Ukraine, could result in decreased use of our platform by, or in our decreased ability to export or sell our platform to, existing or potential customers with international operations. Any decreased use of our platform or limitation on our ability to export or sell our platform would likely harm our business, financial condition, and operating results.
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
We review our goodwill and intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable, such as declines in our stock price, market capitalization, or cash flows and slower growth rates in our industry. Goodwill is required to be tested for impairment at least annually. If we are required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or intangible assets is determined, that would negatively affect our operating results.
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
We expect that many investors in, and potential purchasers of, the Notes have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes. Investors would typically implement such a strategy by selling short the Class A common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes. Investors may also implement this type of strategy by entering into swaps on our Class A common stock in lieu of or in addition to short selling our Class A common stock.

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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as responses to the COVID-19 pandemic and the global economic impact as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
In the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the upcoming maturity date of the 2023 Notes and due to the current convertibility of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the condensed consolidated balance sheet as of September 30, 2022.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through September 30, 2022. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:

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
•natural disasters, acts of war, such as Russia’s invasion of Ukraine, terrorism, or pandemics, including the COVID-19 pandemic;
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 68.9 million shares of our Class A and Class B common stock outstanding as of September 30, 2022. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of September 30, 2022, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Over the last decade, including during and as a result of the COVID-19 pandemic, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, supply chain disruptions, and the global response to Russia’s invasion of Ukraine. For example, in an effort to combat rising inflation, throughout 2022, the U.S. Federal Reserve has incrementally raised its federal funds benchmark rate, resulting in significant increases in market interest rates. The U.S. Federal Reserve may continue to raise its federal funds benchmark rate and implement fiscal policy interventions, any of which in turn may cause market interest rates to increase, reduce economic growth rates, create a recession, or cause other similar effects even if they are successful in lowering inflation. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
For example, the rapid spread of the COVID-19 pandemic globally in 2020 and 2021 resulted in travel restrictions, disruption and, in certain instances, shutdown of businesses, and greater uncertainty in global financial markets. The effects of the COVID-19 pandemic and/or the precautionary measures that we, our customers, and governmental authorities adopted resulted in customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. If resurgences of the COVID-19 pandemic continue, these impacts and others could negatively affect our customer success and sales and marketing efforts, result in difficulties or changes to our customer support, or create operational or other challenges, any of which could harm our business and operating results. The long-term impact of the COVID-19 pandemic on our financial condition and results of operations remains uncertain and it is not possible at this time to estimate the full impact that the COVID-19 pandemic has had or will have on our business. The impact on our business will continue to depend on future developments, which are uncertain and cannot be predicted.

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
Natural disasters or other catastrophic events, including those resulting from the effects of climate change, may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and governmental authorities adopted resulted in customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, Russia’s invasion of Ukraine has negatively affected our employees and operations in the region and could negatively affect our business and result in delays in development of our platform. In addition, the effects of climate change are rapidly evolving and have resulted, and may continue to result, in an increase in the frequency and magnitude of natural disasters. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires, and we have regional offices in Texas and New York, which are states that have experienced intensified hurricane activity and other extreme weather events. All the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.
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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. While the majority of our sales contracts are denominated in U.S. dollars, we expect an increasing number of our sales contracts to be denominated in other currencies. Changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with the geopolitical conflict stemming from Russia’s invasion of Ukraine, and could have a negative impact on our operating results, revenue, and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.
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
None.

(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

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
Date: November 1, 2022