Form 10-K
period 2022-12-31
Alteryx, Inc.
filed 2023-02-10
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.6 billion based upon the closing price reported for such date on the New York Stock Exchange.
As of February 2, 2023, there were 61,637,370 shares of the registrant’s Class A common stock outstanding and 7,886,450 shares of the registrant’s Class B common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Stockholders, or Proxy Statement, to be filed within 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, are incorporated by reference in Parts II and III. Except with respect to information specifically incorporated by reference in this Annual Report, the Proxy Statement shall not be deemed to be filed as part hereof.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2022

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “would,” “target,” or “project,” or other comparable terminology. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our expectations regarding:

•macroeconomic conditions, including the impacts of rising inflation, interest rates, foreign currency exchange rates, and economic uncertainty;
•our ability to execute our long-term growth, go-to-market, and product strategies, including with respect to our cloud offerings;
•the capabilities, performance, and benefits associated with using our products and services, including the timing, speed of, and ability to deliver additional product innovation, including as a result of integrating acquired technology into our existing technology;
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
•the global opportunity for our analytics automation software platform;
•our investments in our marketing efforts and sales organization, including indirect sales channels and headcount, and the impact of any changes to our sales organization on revenue and growth;
•the continued development and success of Alteryx Community, our online user community, distribution channels, and our partner relationships, including the ability of our partners to successfully enable and deliver specialized support to our customers;
•our expectations for Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Connect, and Alteryx Intelligence Suite and other new products;
•our ability to develop or incorporate a cloud-based business model;
•our ability to manage our product lifecycle, including the discontinuation of any of our products or any acquired technology and the migration of those customers to other products that we offer;
•expansion of and within our customer base;
•competitors and competition in our markets;
•our investments in technology and companies through Alteryx Ventures;
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

Summary Risk Factors
The below summary of risk factors provides an overview of many of the risks we are exposed to in the normal course of our business activities. As a result, the below summary risks do not contain all of the information that may be important to you, and you should read the summary risks together with the more detailed discussion of risks set forth following this section under the heading “Risk Factors,” as well as elsewhere in this Annual Report on Form 10-K. Additional risks, beyond those summarized below or discussed elsewhere in this Annual Report on Form 10-K, may apply to our activities or operations as currently conducted or as we may conduct them in the future or in the markets in which we operate or may in the future operate. Consistent with the foregoing, we are exposed to a variety of risks, including risks associated with the following:
Risks Related to Our Business and Industry
•We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not achieve or sustain profitability.
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
•Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
•We have grown rapidly in our recent past and if we are unable to manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
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

PART I

Item 1. Business.
Overview
We are a leader in analytics automation. The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes, enabling enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom-line impact, efficiency gains, and rapid upskilling.
Uncovering actionable insights from data is critical to modern business success, but has become increasingly challenging as the volume, velocity, and variety of data continues to expand. Traditional data analysis tools and processes can be slow, complex, difficult to use, and resource-intensive, often requiring multiple steps by data analysts, data scientists, data engineers, information technology, or IT, employees, and other data workers to complete even the most basic analysis. As a result, these point tools and processes are often unable to keep pace with the sophistication and speed of analytics demanded by organizations today.
Our platform democratizes access to data-driven insights by making sophisticated analytics capabilities available to all users, ranging from IT administrators and business analysts to data engineers and trained data scientists. The availability of Alteryx solutions in the cloud means users can gain access to insights even faster. We unify the analytics and analytic process into one simple self-service platform by combining tasks that were previously distributed among multiple tools and parties. Our platform allows a single user or group of users to easily and quickly discover, access, and prepare data from various sources, perform a variety of analyses, and deliver analytical output to drive data-driven decisions and improve business outcomes. This is done through a no-code, low-code approach, visual workflows, and an intuitive drag-and-drop interface that can reduce tedious, time-consuming manual tasks to a few mouse-clicks while eliminating the need to write complex software code. Our Alteryx Analytics Cloud platform delivers an enterprise grade platform, deploying our cloud-based products with the scalability, built-in governance, and security that organizations demand as a part of their digital transformation. The resulting opportunity is significant, as our platform can enable and upskill millions of underserved data workers to do their jobs more effectively.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of December 31, 2022, we had over 8,300 customers in more than 90 countries, including over 930 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, AutoNation, Inc., Biogen Idec Inc., Chevron Corporation, Daikin Industries, Ltd., Delta Air Lines, Inc., General Mills, Inc., JPMorgan Chase & Co., L’Oréal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Royal Bank of Canada, Unilever PLC, United Parcel Service, Inc., and Visa Inc.
We believe analytics automation is an area in which companies are continuing to invest and we are seeing continued success in the analytics automation market with our enterprise-focused sales motion. For many of our customers, analytics has become a priority at the executive level and we have experienced success in identifying and involving executive sponsors to champion analytics democratization initiatives within their organizations. This has led to an increase in the adoption of enterprise license agreements, which provides our customers additional flexibility and encourages exploration of new cases with new users throughout their organizations. Our focus on selling to the enterprise has enabled us to lead with the sale of our platform rather than the sale of individual products.
We sell our platform primarily through direct and indirect sales and marketing channels. We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts internationally. Our channel partners include technology alliances, solution providers, global strategic integrators, value-added resellers, or VARs, and cloud service providers. These partners also provide solution-based selling, services, and training internationally.

Growth Strategy
Our focus on empowering users and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Our growth strategy aims to:
•Increase our overall customer base with a focus on the enterprise. We are accelerating the shift towards self-service analytics and engaging customers at an executive level to transform that shift into an enterprise-level strategy. As a result, we believe we have the opportunity to further increase our current customer base of over 8,300 customers. We plan to expand our marketing efforts to increase demand for our platform and awareness of our brand, particularly at the enterprise level. We intend to continue to invest in growing both our direct sales teams and indirect sales channels to support the growth of our business. In 2022, our direct sales teams continued to be aligned to certain market and customer opportunities, with a continued focus on Global 2000 companies and maximizing our sales opportunities with higher productivity activities.
•Expand within our current customer base. We plan on expanding existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our customers’ organizations. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical, and business processes. To further enable our users, we launched digital customer success in 2022, which enables us to continue scaling and supporting our current customers more efficiently.
•Continue to penetrate international markets. We have continued to increase our focus on international markets. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms, which we have experienced with our existing customers. We believe our key global markets include, but are not limited to, Canada, Latin America, Northern and Western Europe, Japan, Singapore, India and Australia.
•Extend our value proposition. We intend to continue to rapidly improve the capabilities of our platform and invest in innovation and our category leadership. We also plan to continue to invest in research and development, including hiring top technical talent and maintaining an agile organization that focuses on core technology innovation. For example, to drive innovation in the public sector, in May 2022, we launched Alteryx Designer-FIPS, a version of Alteryx Designer that is aligned with the data security and computer system standards outlined in the Federal Information Processing Standards, or FIPS, and, in November 2022, we announced early access to the new interface of our Designer product as part of the Alteryx Analytics Cloud platform. We intend to focus on further developing our cloud capabilities, modernizing the Alteryx Designer experience, enhancing our governance capabilities, and developing a robust extensibility framework for our customers and partners.
•Grow our global partner ecosystem. We have invested in and plan to continue investing in distribution channels and our relationships with technology alliances, solution providers, global strategic integrators, VARs, and cloud service providers to help us enter into and grow in new markets while complementing our direct sales efforts. In March 2022, we announced an updated partner program that includes incentives for joint customer success, technical expertise and new customer acquisition, and rewards partners with benefits across tiered levels of participation. For example, we entered into an alliance with Ernst & Young LLP, or EY, to help clients across various sectors leverage our platform along with EY’s digital transformation capabilities. We intend to continue to collaborate with management consulting firms to drive additional business activity, particularly at the enterprise level, and to diversify our partner ecosystem by engaging new solution providers to drive demand generation and partner-initiated opportunities. In addition, we plan to increase our engagement overall with our partners worldwide, growing our partner-attached opportunities and enabling these partners to have more responsibility for sales to smaller customers.
•Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. We held our Inspire event in person in May 2022 with nearly 4,500 attendees and hosted a virtual on-demand option that attracted more than 1,000 additional attendees. In addition, we hosted various in-person and virtual regional hybrid events. We will continue to utilize various forms of digital, virtual, and hybrid events to continue to create market awareness and drive business. Additionally, university courses and analytics clubs evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. Similarly, through our SparkED program, which provides educators and learners across all fields of study with free Alteryx software and other resources, we aim to empower a new generation of knowledge workers with the skills to advance their learning and career pathways.
•Acquire businesses, technology, and talent. We have completed, and plan to continue to leverage, acquisitions to add complementary products, technologies, and/or talent that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, and augment the technical capabilities of our talent. For example, in February 2022, we acquired Trifacta Inc., or Trifacta, to augment our product and go-to-market teams and acquired developed technology to advance our cloud-based functionalities.

•Invest in technology that furthers the Alteryx mission. We have invested in and intend to continue investing in companies with innovative technology and services that complement and expand our analytics and data science products and further our platform through our strategic ventures fund, Alteryx Ventures. For example, in December 2022, we invested in Manta Software Inc., a data lineage company that creates audit trails for data management and compliance, and in March 2022, we announced an investment in Vertis AI Inc., a market intelligence platform that helps organizations visualize and analyze employee and real estate data to support growth and culture decisions and furthers both organizations’ shared focus on developing data-savvy workforces.
Products and Services
Our Analytics Automation Platform democratizes and automates tasks for workers across the analytics value chain. We believe it is the key for enterprises looking to gain real value out of their digital transformation initiatives, making transformational business insights available to the entire business. With subscription and consumption-based options, our platform allows organizations to easily discover, access, prepare, and analyze data from various sources and benefit from data-driven decisions, including consumption of results and insights discovered and through real-time model deployment. Our platform offers a secure collaboration environment for even the largest organizations. The ease-of-use, speed, and sophistication of the analysis that our platform enables are enhanced through highly repeatable visual workflows.
Our platform architecture allows deployment of analytics solutions on hyperscalers, including Amazon Web Services, or AWS, Microsoft Azure, and Google Cloud Platform, or GCP, and is enabling our customers to upskill millions of underserved data workers to drive better business results. Our native data connection capabilities can unlock the data housed in customer cloud data warehouses, cloud data lakes, and on-premise databases. Our platform supports native integrations with major cloud vendors, including Snowflake, AWS Redshift, Databricks, Google BigQuery, and Azure Synapse, and our Open Database Connectivity/Java Database Connectivity architecture allows customers to bring their own data provider. Our platform also supports native tools to access data through application programming interface, or API, endpoints directly or by leveraging our Python software development kit to build connectors to meet unique needs.
Our analytics platform comprises:
•Alteryx Designer. Our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes through an intuitive drag-and-drop interface.
•Alteryx Server. Our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment.
•Alteryx Connect. Our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise.
•Alteryx Intelligence Suite. Our solution for artificial intelligence provides automated modeling, optical character recognition, and natural language processing to gain insights and produce production models.
•Alteryx Analytics Cloud. This platform includes:
◦Alteryx Designer Cloud. Our cloud-native data profiling, preparation, and data pipelining product used to create visual workflows or analytic processes through our drag-and-drop interface.
◦Alteryx Machine Learning. Our cloud-based solution for automated machine learning, or AutoML, where business analysts can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience.
◦Alteryx Auto Insights. Our cloud-native analytics solution built for enterprises that utilizes artificial intelligence-driven data discovery to perform root cause analysis of business trends to automate insights for business users.
In addition, Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. The Alteryx Community also provides a channel for users to share tools and workflows in a centralized repository.
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

Alteryx Designer Cloud, Alteryx Machine Learning, and Alteryx Auto Insights are sold via cloud delivery models. Alteryx Designer Cloud is sold with a combination of user-based and consumption-based pricing, available in different tiers. Alteryx Machine Learning is sold in a starter bundle that includes user-based licenses and compute resources. Alteryx Auto Insights is priced by type of user, separated into a viewer license and a creator license. All these products are available within the Alteryx Cloud Enterprise License Agreement for customers looking to leverage the cross-platform capabilities of Alteryx Analytics Cloud.
Alteryx Designer
Alteryx Designer, our self-service data profiling, preparation, blending, and analytics product, allows business analysts to perform analysis on their own in a matter of hours or even minutes. In addition to dramatically reducing the time and resources required to conduct data analysis, Alteryx Designer delivers more accurate, transparent, and sophisticated results. Key capabilities include:
•Data profiling. Empowers data workers and analysts to independently assess the health and quality of a dataset prior to building analytic models. For many analysts, assessing data quality often requires turning to statisticians or data scientists, delaying the model development and decision-making process. Automated data profiling accelerates the data preparation and insight development process and allows business analysts to maintain control of the entire analytic process.
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

Alteryx Server
Alteryx Server is a comprehensive and scalable server-based product that enables business analysts to share and run analytic applications and Alteryx administrators to manage their Alteryx deployment in a web-based environment. Alteryx Server offers enterprise-class data scalability, distribution, and security designed to maximize the value enterprises can achieve from their analytics. Key capabilities include:
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
•Assisted and auto-modeling. Guided and automated modeling deliver best practice data science techniques to deliver high performing models.

Alteryx Analytics Cloud
The Alteryx Analytics Cloud platform includes:
Alteryx Designer Cloud
Alteryx Designer Cloud is the cloud-native, browser-based version of our Alteryx Designer product. It is an easy-to-use data preparation, blending, reporting, and analytics solution that is designed to be accessible for any user in the enterprise. Designer Cloud provides a grid-like experience for preparing and blending data with frictionless deployment, scaling, and accessibility to truly democratize analytics. IT departments can easily enable users to connect to data with Designer Cloud. Designer Cloud also operates on all major web browsers allowing, for the first time, Mac users and low power PC users to directly access cloud analytics with Alteryx. Our customers can rapidly upskill their workforce, enabling new sectors of their organization to make data-driven decisions. Key capabilities of Designer Cloud include:
•Data profiling, preparation, and pipelining. An advanced platform for modern data workers to assess quality, transform data, and automate pipelines.
•Predictive transformation. Automatic format detection for both unstructured and semi-structured data sets.
•Integrations. A cloud-first solution with integrations to cloud-based and non-cloud sources.
•Centralized administration. Alteryx Analytics Platform provides the backend to centralize data connections, user management, data assets, and scheduling.
•Scaling. Frictionless consumption and scaling of Designer Cloud via cloud-native delivery.
•Always current. Provides immediate access to the latest product improvements, innovations, and use cases as new tools and features are delivered rapidly on an ongoing basis.
Alteryx Machine Learning
AutoML and feature engineering scale data science across customer businesses, empowering business domain experts to accelerate insights. Rather than relying on data science experts to code complex models, customers can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience. Key capabilities of Alteryx Machine Learning include:
•Guided AutoML. Helps non-technical users explore models easily by comparing competing models, validating performance with holdout data, and testing scenarios with simulations.
•Automated feature engineering. Automatically adds data features for better models, so that users can review new features created, discover which features matter most to them, and understand how features influence outcomes.
•Data insights. Enables users to deeply understand data before embarking on the modeling journey so they can address problematic fields, discover correlations and outliers, and review the distribution of their target variables.
•Cloud-based model training. Enables users to train models without tying up personal computer memory by pushing training data from Alteryx Designer, uploading training data directly, and running model-training jobs in the cloud.
•Model evaluation and explainability. Enables users to understand how individual features contribute to their models, get insight into their models’ behavior across entire datasets, and understand how the prediction for a single row is explained by its feature values.
•Integration with the Alteryx Platform. Enhances users’ analytics with predictive insights by allowing users to leverage Alteryx Designer or Alteryx Designer Cloud for data preparation and blending and call models from Alteryx Designer or Alteryx Designer Cloud workflows.
Alteryx Auto Insights
Alteryx Auto Insights is a cloud-native analytics solution built for enterprises, automating insights for business users. The solution works like a human analyst by finding data stories, anomalies, and insights hidden deep in user data, summarizing and explaining them clearly, and presenting them back instantly. By automating insights and reporting, Alteryx Auto Insights bolsters business users’ confidence to make data-led decisions themselves, driving data literacy across an organization. Alteryx Auto Insights allows organizations to:
•Focus. Quickly surface automated insights and exceptions to focus on what matters across the organization.
•Uncover. Surface hidden signals in user data that would have gone unnoticed in traditional visualization tools.
•Act. Enable anyone to derive impactful data storytelling to increase action and decision-making velocity in the business.

Our Technology
Underpinning our platform is a set of technological innovations that make robust data analytics easy through an in-memory engine, sophisticated analytic models, and an open and modular core:
Engines
Our engines are optimized to process data within random-access memory and can utilize disk, when necessary, as temporary virtual memory. This facilitates significantly faster and more secure processing of data than traditional disk-based mechanisms while ensuring that the source data remains unaltered and is not duplicated. In addition to our high-speed in-memory processing capabilities, our cloud platform enables in-database processing to take advantage of using cloud computing resources for faster processing when working with large datasets in cloud data warehouses. Key features of our engines include:
•Connected. Business analysts can rapidly connect to data in existing formats and locations, reducing the need for time-consuming data transformation processes that typically require IT personnel.
•Non-persisted. Our engine leverages non-persisted data pipelines to enable users to process large amounts of data securely while applying complex logic every time they run an analytic workflow.
•Scaled out. While most workflows can be run on any single desktop or laptop or in-browser, when greater processing capability is required, workloads can be pushed to a server or cluster of servers, including Hadoop or Spark clusters, or pushdown processing can be used to process the workload where the data is stored.
Sophisticated Analytic Models
We enable business analysts, data scientists, and citizen data scientists to produce analytics ranging from descriptive and diagnostic to highly complex, including predictive, prescriptive, and spatial. Specifically, we enable predictive analytics through utilization of R, an open-source programming language and software environment for statistical computing, and Python, a popular programming language for analytics with many publicly available packages. Our capabilities allow transparency and editing of the R and Python code without requiring prior coding experience. In addition, in-database processing enables analysts to scale predictive analytics and harness the value of large sets of data without moving the data out of a database, improving predictive model development performance over traditional approaches. Deep geospatial tools, such as a drive time engine, create the basis for performing location-based analysis.
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform utilizes Alteryx-managed open-source Python libraries, such as EvalML, Featuretools, Compose and Woodwork, enabling AutoML for advanced analytics in a simple guided user interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and contribution in GitHub. The integration of our platform with Python takes advantage of advanced analytics technology and ensures seamless, fast operations. The Alteryx Platform Software Development Kit, or SDK, is also available in a similar capacity. The SDK provides customers and partners with open access to Python and JavaScript code and APIs that they can use to drive customizations to the platform.
Our Customers
Organizations of all sizes and across a wide variety of industries have adopted our platform. As of December 31, 2022, we served customers in more than 90 countries, including over 930 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, AutoNation, Inc., Biogen Idec Inc., Chevron Corporation, Daikin Industries, Ltd., Delta Air Lines, Inc., General Mills, Inc., JPMorgan Chase & Co., L’Oréal USA, Inc., Netflix, Inc., Pfizer Inc., salesforce.com, inc., Société Générale S.A., Royal Bank of Canada, Unilever PLC, United Parcel Service, Inc., and Visa Inc.
Our customer base has grown from 6,087 customers as of December 31, 2019 to over 8,300 customers as of December 31, 2022 and covers a wide range of industries, including retail, food services, consumer products, telecom and cable, media and entertainment, professional services, financial services, energy and utilities, public sector, manufacturing, travel and hospitality, healthcare and insurance, and technology.
No customer represented more than 10% of our revenue in any of the years ended December 31, 2022, 2021, or 2020.

Support and Training
Although our platform is designed to operate on a self-service basis, we also provide technical support, instruction, and customer service to further our customer experience. We support our customers by offering professional services that deliver enablement, hands-on consulting, and fast start programs to ensure successful customer outcomes. In addition, our customer success team provides personalized customer success support to our customer base that includes onboarding and enablement with respect to our platform. Our customer support team is available to assist with questions about installation, licensing, workflow development, technical and functional matters, and our APIs and SDK. Additionally, we provide our customers with 24x7 global coverage across our product offerings. We also rely on our engaged user community to enhance the support experience of our customers through Alteryx Community.
In order to facilitate adoption and rapid benefits from the use of our platform, we offer free online training through our website that includes hundreds of hours of training videos and sample analytic workflows. We also provide a variety of fee-based training options ranging from instructor-led courses in a traditional classroom setting to online courses.
Our Community
We have built a strong and growing community of employees, users, customers, potential customers, and channel partners who are passionate about our platform and mission. Reaching approximately 400,000 members in 2022, the purpose of Alteryx Community is to create a support channel for all constituents to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Alteryx Community offers:
•discussions and knowledge bases that help users, customers, and channel partners learn about topics of interest, ask questions, and share ideas and insights;
•users the ability to post and share tools and workflows for others in the Alteryx Community to download and use;
•user groups, which are independent volunteer organizations that provide a platform for users to meet locally and provide other users with an opportunity to network with peers and share ideas, experiences, and best practices;
•an avenue for users, customers, and channel partners to share product suggestions with us;
•interactive lessons, live trainings, weekly challenges, hands-on learning through our SparkED program, and an opportunity to become certified via Alteryx Academy; and
•blogs, news, and events portals.
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
In 2022, there were more than 60 in-person or virtual Alteryx User Group meetings around the world, including an in-person meeting in Prague and a hybrid event in Tokyo.

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
Employees, Culture, and Social Impact
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
Our Alteryx for Good program encompasses all of our social impact efforts and reaches the community in a variety of ways through five core pillars: Health, Education, Workforce Development, Basic Needs, and Sustainability. We believe in supporting the communities where we live and work, which is why our Alteryx for Good program includes giving each employee 20 paid hours per year to volunteer with any verified nonprofit organization that is meaningful to them. In 2022, we were recognized by Civic 50 as one of the 50 most community-minded companies in both Orange County, California and Colorado. The Civic 50 sets the standard for civic engagement and highlights companies that are committed to using their time, talent, and resources to drive social impact.
We also believe that data science and analytics have the power to change the world for the better. Tech for Good is our free licensing program providing nonprofits with access to powerful, easy-to-use analytics tools. Our SparkED program provides educators and learners across all fields of study with free Alteryx software, teaching tools, and learning resources so that they can question, understand, and solve their challenges with data. Through SparkED, we hope to meet the demand for digital transformation powered by data analytics and data science in organizations of all sizes and to empower a new generation of knowledge workers with the skills they need to advance their learning and career pathways.
We are committed to further developing our environmental, social, and governance program to bring transparency and accountability to our social impact and corporate governance initiatives. In addition to driving company-wide sustainability education and awareness through workplace sustainability initiatives, we launched a greenhouse gas emissions inventory in order to understand our environmental impact.
As of December 31, 2022, we had over 2,900 full-time employees located globally in 15 countries. Of these, 2,046 (70%) were located in the United States and Canada, 556 (20%) in Europe, Middle East, and Africa, and 302 (10%) in Asia-Pacific and Japan. Of our employees, 49% support our sales and marketing function, followed by 25% in the research and development function, 15% in general and administrative, and 11% supporting cost of revenue. None of our U.S.-based employees are represented by a labor union or covered by a collective bargaining agreement. International employees in several European countries are covered by statutory collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good, as evidenced by our employee engagement survey results.
Diversity, Equity, Inclusion, and Belonging
We are committed to creating and maintaining a more equitable global workplace that is culturally inclusive and free from discrimination or harassment on the basis of race, color, citizenship status, religious creed, national origin, ancestry, gender identity, sexual orientation, age, marital status, veteran status, physical or mental disability, medical condition, or any other status protected by applicable law. Our management team and employees are expected to exhibit and promote honest, ethical, and respectful conduct in the workplace. All of our employees must adhere to a code of business conduct and ethics that sets standards for appropriate behavior and are required to attend annual training on the code of business conduct and ethics and biannual training to help prevent, identify, report, and stop any type of discrimination and harassment.

We recognize that each unique characteristic of our employees makes us stronger, which is why we are committed to equitable hiring practices, ongoing self-evaluation, and providing education that empowers our employees. Where allowed by law, we monitor the diverse characteristics of our new hires and existing employees, including a focus on internal promotions and employee retention. Among other things, we have conducted periodic, anonymous employee engagement surveys and assessed attendance at events geared toward diversity, equity, inclusion, and belonging topics to gauge receptivity to, and the effectiveness of, our efforts in these areas. To help our employees feel seen and supported, we have also supported multiple employee resource groups, safe places led by employees where members and their allies can connect based on shared characteristics, interests, or lived experiences. Additionally, we have conducted roundtable discussions and hosted listening circles to hear the voices of our employees and know which areas need our continued focus and commitment. In 2022, we also grew our Social Impact team to regionalize our efforts in the Europe, Middle East, and Africa region and in the Asia-Pacific and Japan region.
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
Sales
We sell our platform through our direct sales organization and indirect channel partners both internationally and domestically. Our business model involves an enterprise sales motion, as well as a “land and expand” sales motion. Our go-to-market approach often begins with a free trial of Alteryx Designer and is followed by an initial purchase of our offerings. As organizations quickly realize the benefits derived from our platform, use frequently spreads across departments, divisions, and geographies through word-of-mouth, collaboration, and standardization and automatization of business processes. Both for an initial purchase and as part of expanding a current customer’s use of our products, we also employ an enterprise-focused sales motion that identifies and involves members of a customer’s senior management team to accelerate acceptance and adoption of our platform within their organization. We offer customers a variety of purchasing options, such as enterprise license agreements, which provides our customers additional flexibility and encourages exploration of new use cases with new users throughout their organizations. Over time, many of our customers find that the use of our platform is strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical and business processes.
Our sales organization is comprised of sales teams oriented toward defined market segments. A sales team typically comprises an account executive, sales engineer and supporting resources from our partners, renewals, inside sales, business development, and customer success teams. Our customer success and support organizations are responsible for post-sales training and support, and maintaining customer relationships, which supports renewals of existing contracts.
We continue to invest in expanding our business with partners of all types globally. This will enable us to expand our geographic reach, extend to new buying centers within our customers, and integrate well with other companies in the data ecosystem. We believe the combination of our partner-centric strategy and updated partner program announced in March 2022 will continue to drive growth in business influenced by technology partners.
Marketing
Our marketing organization is responsible for increasing awareness of, and generating demand for, our platform, creating high-quality leads for our sales force through a mix of volume demand generation and account-based marketing, and fostering our community of users. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic, engagement, and sales lead conversions. These initiatives are intended to increase downloads of free trials of our platform and encourage use of our free online training, which are integral parts of our customer acquisition process. We utilize a wide range of marketing initiatives, including our website, social media, an interactive product tour, paid search, sponsorships, e-mail, webinars, partner events, and field events often with analytic leaders and data scientists. In 2022, our marketing organization launched a new initiative to engage digital “influencers,” experts in the analytics space with large and highly active audiences across social media and other digital media channels. This strategy is designed to expand brand awareness and reach into the digital-native audience where current and potential customers are engaging. Our annual user conferences play a key role in providing current and prospective customers with a better understanding of our platform through interactions with peers, training, and highlighting customer use cases and best practices.

Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts. Our partnerships are primarily with global strategic integrators, solution providers, which include VARs, independent software vendors, and a growing network of OEMs. In March 2022, we announced an updated partner program that includes incentives for joint customer success, technical expertise, and new customer acquisition, and rewards partners with benefits across tiered levels of participation.
Global Strategic Integrators
Our global system integrators include strategic and advisory firms that help drive business activity. Further to our strategic growth initiative to grow global partnerships, the Alteryx Europe, Middle East, and Africa region established new partnerships with PwC Ireland and KPMG UK.
Strategic Consulting Organizations
In November 2022, Alteryx entered into an alliance with EY to help clients across various sectors leverage our platform along with EY’s digital transformation capabilities. Through the EY-Alteryx Alliance, clients gain access to, and counsel from, technology and consulting subject matter experts for data exploration, transformation and analysis.
Solution Providers
Our solution providers consist of system integrators, management consulting firms, VARs, and cloud service providers. Solution providers bring product expertise and implementation services and best practices to our customers globally. As of December 31, 2022, we had approximately 500 solution providers and VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice while solving complex business challenges and generating repeatable analytic workflows and applications in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
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
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 736 employees as of December 31, 2022, was located primarily in California, Colorado, and Massachusetts in the United States as well as Australia, India, the Czech Republic, and Ukraine, and comprises dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.

Seasonality
Due to the budgeting cycles of our current and potential customers, historically, we enter into more agreements with new customers and more renewed agreements with existing customers in the fourth quarter of each calendar year than in any other quarter. The impact of seasonality is heightened on subscriptions that are multi-year in nature with more revenue recognized at a point in time when the platform is first made available to the customers, or the beginning of the subscription term, if later, and the remaining portion recognized ratably over the life of the contract. Our rapid growth in recent years may obscure the extent to which seasonality trends have affected our business and may continue to affect our business. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions, or wider macroeconomic effects.
Competition
The market for self-service data analytics solutions is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include data preparation and/or advanced analytic modeling tools from Microsoft Corporation, Oracle Corporation, SAS Institute Inc., and Amazon Web Services, Inc. Additionally, data visualization companies which already offer products and services in adjacent markets have recently introduced products and services that may become competitive with our offerings in the future.
We could also face competition from new market entrants, some of whom might be our current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Databricks, Inc., Dataiku Ltd., DataRobot, Inc., salesforce.com, inc., TIBCO Software Inc., and Qlik International AB.
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
Compliance with Government Regulations
We are subject to various U.S. federal, state, local, and foreign laws and regulations, including those relating to data privacy, security and protection, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax. In addition, we may currently or in the future be subject to various laws and regulations relating to the formation, administration, and performance of contracts with our customers in heavily regulated industries and the public sector, which may affect how we and our partners do business with such customers. Additional laws and regulations relating to these areas will likely be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on the way we operate our business.
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
For additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations, see the section titled “Risk Factors--We are required to comply with export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.”

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
Unless otherwise noted or the context indicates otherwise, the terms “Alteryx,” “the Company,” “we,” “us,” and “our” refer to Alteryx, Inc., a Delaware corporation, together with its consolidated subsidiaries.
Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Connect, Alteryx Intelligence Suite, Alteryx Machine Learning, Alteryx Designer Cloud, Alteryx Analytics Cloud, Alteryx Auto Insights, Hyper Anna, Lore IO, Trifacta and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
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

Item 1A. Risk Factors.
An investment in our Class A common stock involves a high degree of risk. You should carefully consider the risks described below and the other information in this Annual Report on Form 10-K and in our other public filings before making an investment decision. Our business, prospects, financial condition, or operating results could be harmed by any of these risks, as well as other risks not currently known to us or that we currently consider immaterial. If any of such risks and uncertainties actually occurs, our business, prospects, financial condition, cash flows, or operating results could differ materially from the plans, projections, and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report on Form 10-K and in our other public filings. The trading price of our Class A common stock could decline due to any of these or other risks, and, as a result, you may lose all or part of your investment. For more information, see the section titled “Special Note Regarding Forward-Looking Statements” included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business and Industry
We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not achieve or sustain profitability.
Although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2022, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we leverage the investments made to our organization in prior years and continue implementing initiatives designed to grow our business in a disciplined manner, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve or, once achieved, sustain profitability. We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic uncertainty, rising levels of inflation, interest rates, the COVID-19 pandemic, or other similar events or circumstances. In addition, growth of our revenue may slow or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introductions of Designer Cloud and Alteryx Machine Learning, our first cloud-based products, and the addition of Alteryx Auto Insights, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increases, which could negatively impact our margins. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services, until industry and marketplace reviews become widely available, or due to concerns regarding migration complexity and product or service infancy issues. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we have, and may in the future, discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in January 2023, we discontinued the sale of Alteryx Promote. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, and Designer Cloud, we need to continually enhance and improve our platform to keep pace with changes in internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.

Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While most of our customers currently deploy our on-premise platform, we have recently released cloud-based products, including Designer Cloud, Alteryx Machine Learning, and Alteryx Auto Insights. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, any of which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results, and gross margins.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Since 2017, we have expanded the capabilities offered by our software platform through new product offerings, such as Alteryx Connect, Alteryx Intelligence Suite, or AIS, Alteryx Auto Insights, Alteryx Machine Learning, and Alteryx Designer Cloud. Further, in May 2022 following our acquisition of Trifacta, we announced an integrated Designer Cloud product. Alteryx Designer remains our principal product and our other products have achieved varying degrees of success. We cannot be certain that any of these products or any additional products that we introduce will generate significant revenue in the future. Accordingly, our business and financial results will likely continue to be substantially dependent on our single software platform.
Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies have experienced significant economic and market downturns in the past, and are likely to experience additional cyclical downturns from time to time in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly, as did the conditions associated with the COVID-19 pandemic, and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia's invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

We have grown rapidly in our recent past and if we are unable to manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced rapid growth in headcount and operations in our recent past and expect to continue to grow in the future. For example, as of December 31, 2022, we had 2,904 full-time employees, compared with 1,993 as of December 31, 2021. We have also established and expanded our operations in a number of countries outside the United States in the last several years and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, the Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. In addition, we license our platform to customers in more than 90 countries. This growth has placed, and may continue to place, significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. Further, we believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel and customers, and maintaining our culture has become more challenging as we have grown our employee base over the last several years, including through the acquisition of other companies. If we are unable to manage our growth successfully, including as a result of our inability to maintain our corporate culture, without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to market and sell our platform could be harmed.
Further, due to our rapid growth in recent years, we have limited experience operating at our current scale and potentially at a larger scale, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, which may include risks related to satisfying existing customers and attracting new customers; effectively managing expenses and investments; expanding operations in the United States and internationally; geopolitical and macroeconomic conditions; innovating our offerings; effectively recruiting, integrating, training, and motivating a large number of new employees; and other risks. If our assumptions regarding these and other risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
Our continued revenue growth and ability to sustain profitability also depends on being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force, software engineers, and other highly skilled personnel. There is substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We have seen this demand for talent increase among our peers and competitors due to, among other things, the significant growth the technology sector has experienced. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during periods of heightened uncertainty and as other challenging market conditions related to macroeconomic and other factors continue. Due to our recent accelerated hiring, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or volatility or lack of performance in our stock price, we may need to provide higher levels of compensation, including equity compensation, or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.

New hires require significant training, and sales personnel typically take four to six months or more to sufficiently understand our business and products and achieve target productivity levels. In addition, our adoption of work-from-home policies that offer our employees flexibility to work remotely may further impact and lengthen the time period for our personnel to achieve full productivity. Our recent and future hires may not become productive as quickly as we expect and if our employees do not become productive on the timelines that we projected or at all, our revenue will not increase at anticipated levels and our ability to achieve long term projections may be negatively impacted. In addition, if our work-from-home policies or office environments do not meet the needs and expectations of our workforce, our ability to attract and retain our employees could be negatively impacted. As we continue to enter new geographies, we will need to attract, hire, and retain skilled personnel in those areas, which may involve adopting new working methodologies and require set up and upfront costs that we may not recover.
From time to time, we realign our resources and talent to implement stage-appropriate business strategies. These realignment activities have resulted in, and any additional furlough, layoff, or other reduction in force in the future may result in, the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims. Any of the foregoing could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings or other benefits anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
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
Our business strategy has included, and may in the future include, acquiring other complementary products, technologies, or businesses and, through Alteryx Ventures, investing in innovative companies and those that build complementary solutions to our platform. For example, we acquired Trifacta in February 2022 to accelerate the development of an integrated end-to-end, low code/no code analytics automation platform in the cloud. We also may enter into relationships with other businesses in order to expand our platform, which could involve preferred or exclusive licenses, collaborations, joint ventures, additional channels of distribution, discount pricing, or investments in other companies or products. Negotiating these transactions can be time-consuming, difficult, and expensive, and our ability to close these transactions may be subject to third-party approvals, such as government regulatory approvals, which are beyond our control. Consequently, we can make no assurance that these transactions, once undertaken and announced, will close.
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

Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. For example, we anticipate that there are significant benefits from our acquisition of Trifacta, including the acceleration of our development of an integrated end-to-end, low code/no code analytics automation platform in the cloud and resulting growth opportunities. However, to realize these benefits, we have invested, and need to continue to invest, significant time, attention, and resources toward integration and product development efforts. These efforts can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.
In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, encounter difficulties integrating diverse business cultures and values, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect our business, operating results, financial condition, and prospects.

If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, or maintain the subscription amount or subscription term of renewing customers, our revenue growth could be slower than we expect or our revenue may decline and our business may be harmed.
Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to attract new customers. In particular, we are dependent upon lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sufficient sales opportunities necessary to increase our revenue and to the extent that we are unable to successfully attract and expand our customer base, we may not realize the intended benefits of these marketing strategies and our ability to grow our revenue may be adversely affected.
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, accessibility across operating systems, and macroeconomic conditions. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services, including during a period of economic uncertainty or downturn. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business will be harmed.
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including sponsorship opportunities and online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We have also increased, and will continue to increase, our customer enablement and upskilling efforts to promote and expand the adoption and use of our platform, including by bundling enablement and support services with certain sales of our products. Such efforts have required, and may continue to require, additional costs and resources. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to expand sales to our customers are not successful, our business and operating results would be adversely affected.
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
In addition to our direct sales force, we partner with technology alliances, solutions providers, global strategic integrators, and value-added resellers, or VARs, to sell and support our platform. Channel partners are becoming an increasingly important aspect of our business, particularly with regard to enterprise, governmental, and international sales. For example, we have established strategic alliances with global system integrators to target these and other specific market segments and technology alliances to integrate our products with the complementary products of our partners, and we intend to continue pursuing additional strategic and technology alliance relationships in the future. Our future growth in revenue and ability to sustain profitability depends in part on our continuing ability to identify, establish, and retain successful channel partner relationships in the United States and internationally, which will take significant time and resources and involve significant risk. We intend to continue making significant investments to grow our indirect sales channel. If we are unable to maintain our relationships with these channel partners, or otherwise develop and expand our indirect distribution channel, our business, operating results, financial condition, or cash flows could be adversely affected. Our business, operating results, financial condition, or cash flows could also be adversely affected if the anticipated benefits and value of our strategic alliance partnerships are not realized or are not realized in the timeframes anticipated.
We cannot be certain that we will be able to identify and maintain relationships with suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any such channel partner. Because our channel partners generally do not have an exclusive relationship with us, they may offer customers the products and services of several different companies, including products and services that compete with our platform, and we cannot be certain that they will prioritize or provide adequate resources to selling our platform. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. The training provided to our channel partners must also be ongoing, as we continue to add new products and functionality to our portfolio. If we do not succeed in identifying or training suitable indirect sales channel partners, or if our channel partners are unsuccessful in selling our platform, our ability to sell, and our channel partners’ willingness to sell, our platform and our business, operating results, and financial condition may be adversely affected.
Further, we rely on our channel partners to cooperate with us and operate in accordance with the terms of their contractual agreements with us and any actions taken or omitted to be taken by such parties may adversely affect us. For example, our agreements with our channel partners limit the terms and conditions pursuant to which they are authorized to resell or distribute our platform and offer technical support and related services. We also typically require our channel partners to represent to us the dates and details of licenses sold through to our customers. If our channel partners do not comply with their contractual obligations to us, provide inaccurate information to us regarding their sales to customers, or otherwise do not cooperate with us, our business, operating results, and financial condition may be adversely affected.
In addition, sales to federal government entities have generally been made indirectly through our channel partners. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such a termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose revenue and sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to purchase through us or a particular channel partner or renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers noncompliant, improper, or illegal activities.

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
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources, greater experience with cloud business models, and greater name recognition than we do. Competition in the self-service data analytics software market has increased and we expect competition to become more intense as other established and emerging companies enter the self-service data analytics software market, as our competitors complete strategic acquisitions or form cooperative relationships, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition will be harmed if we fail to meet these competitive pressures.
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
Nearly all our revenue has come from licenses of our subscription-based software platform, including bundled maintenance and support, or PCS, included with the subscription, and we expect these sales to continue to account for a large portion of our revenue for the foreseeable future. Although demand for analytics products and services has grown in recent years, the market for analytics products and services continues to evolve and the secular shift towards self-service analytics may not be as significant as we expect. We cannot be sure that this market will continue to grow or, even if it does grow, that businesses will adopt our platform. Our future success will depend in large part on our ability to further penetrate the existing market for business analytics software, as well as the continued growth and expansion of what we believe to be an emerging market for analytics products and services that are faster, easier to adopt, easier to use, and more focused on self-service capabilities. Our ability to further penetrate the business analytics market depends on a number of factors, including the cost, performance, and perceived value associated with our platform, as well as customers’ willingness to adopt a different approach to data analysis. We have spent, and intend to keep spending, considerable resources to educate potential customers about analytics products and services in general and our platform in particular. However, we cannot be sure that these expenditures will help our platform achieve any additional market acceptance. In addition, resistance from consumer and privacy groups to increased commercial collection and use of data on spending patterns and other personal behavior and governmental restrictions on the collection and use of personal data may impair the further growth of this market by reducing the value of data to organizations. If the market fails to grow or grows more slowly than we currently expect or businesses fail to adopt our platform, our business, operating results, and financial condition could be adversely affected.
The competitive position of our software platform depends in part on its ability to operate with third-party products and services, and if we are not successful in maintaining and expanding the compatibility of our platform with such third-party products and services, our business, financial position, and operating results could be adversely impacted.
The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services, and infrastructure. We must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser, hosting, and database technologies. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

We depend on technology and data licensed to us by third parties that may be difficult to replace or cause errors or failures that may impair or delay implementation of our products and services or force us to pay higher license fees.
We license third-party technologies and data that we incorporate into, use to operate, or provide to be used with our platform. We cannot ensure that the licenses for such third-party technologies or data will not be terminated or that we will be able to license third-party software or data for future products and services. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy. In addition, we may be unable to renegotiate acceptable third-party replacement license terms in the event of termination, or we may be subject to infringement liability if third-party software or data that we license is found to infringe intellectual property or privacy rights of others. Further, the data that we license from third parties for potential use in our platform may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our platform is perceived by our current and potential customers and could materially damage our reputation and brand.
Changes in or the loss of third-party licenses could lead to our platform becoming inoperable or the performance of our platform being materially reduced, which may require us to incur additional research and development costs to ensure continued performance of our platform or cause a material increase in the costs of licensing, and we may experience decreased demand for our platform.
As we continue to pursue sales to large enterprises, our sales cycle, forecasting processes, and deployment processes may become more unpredictable and require greater time and expense.
Sales to large enterprises involve risks that may differ in kind or scale when compared to sales to smaller organizations and, accordingly, our sales cycle may lengthen as we continue to pursue sales to large enterprises. In addition, as a result of global economic uncertainty and rising inflation and interest rates, many large enterprises have reduced or delayed, or may consider reducing or delaying, technology or other discretionary spending. If such reductions or delays continue, our operating results, financial condition, and prospects may be materially and negatively impacted. As we seek to increase our sales to large enterprise customers, we also face more complex customer requirements, substantial upfront sales costs, and less predictability in completing some of our sales than we do with smaller customers. With larger organizations, the decision to subscribe to our platform frequently requires the approvals of multiple management personnel and more technical personnel than would be typical of a smaller organization and, accordingly, sales to larger organizations may require us to invest more time educating these potential customers. In addition, large enterprises often require extensive configuration, integration services, and pricing and contractual negotiations, which increase our upfront investment in the sales effort with no guarantee that these customers will deploy our platform widely enough across their organization to justify our substantial investment. Further, as we seek to increase sales and adoption of our newer, cloud-based products, the challenges we face selling new products may be further exacerbated with large enterprise customers. Purchases by large enterprises are also frequently subject to budget constraints and unplanned administrative, processing, and other delays, which means we may not be able to come to agreement on the terms of the sale to large enterprises on a timely basis or at all. In addition, our ability to successfully sell our platform to large enterprises is dependent on us attracting and retaining sales personnel with experience in selling to large organizations. If we are unable to increase sales of our platform to large enterprise customers while mitigating the risks associated with serving such customers, our business, financial position, and operating results may be adversely impacted. Furthermore, if we fail to realize an expected sale from a large customer in a particular quarter or at all, our business, operating results, and financial condition could be adversely affected for a particular period or in future periods.

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
•continued uncertainty regarding regulation, currency, tax, and operations resulting from the United Kingdom’s exit from the European Union;
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
•compliance with multiple, conflicting, ambiguous or evolving governmental laws and regulations, including employment, tax, privacy, anti-corruption, import/export, antitrust, data transfer, storage and protection, health and safety, and industry-specific laws and regulations, including regulations applicable to us and our third-party data providers from whom we purchase and resell syndicated data;
•our ability to identify and respond timely to compliance issues when they occur;
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
•natural disasters, acts of war, terrorism, or pandemics;
•corporate espionage; and
•political or economic instability and security risks, including as a result of or related to the geopolitical conflict stemming from Russia's invasion of Ukraine, in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.

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
Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, on August 16, 2022, the Inflation Reduction Act, or IRA, was signed into law in the United States, which, among other things, imposes a 15% minimum corporate alternative tax on companies that have or have had annual financial statement income greater than $1 billion, levies an excise tax of 1% on net stock repurchases by publicly traded companies, and provides tax incentives to promote clean energy. While we have historically not repurchased shares of our common stock and are averaging less than $1 billion in adjusted net book income over a three-year period, we are continuing to evaluate the impact of the IRA on our business. Similarly, many international jurisdictions have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. For example, on October 8, 2021, the Organization for Economic Co-Operation and Development, or OECD, announced that 136 countries and jurisdictions (out of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting) agreed on a solution to address the tax challenges arising from the digitalization of the economy. The solution imposes additional reporting obligations and taxation on corporations that exceed certain profitability and turnover thresholds. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Some of these or other new rules could result in double taxation of our international earnings. Changes in tax laws could materially impact our financial condition, results of operations, and cash flows. Given these developments, tax authorities in the U.S. and other jurisdictions are likely to increase their audit efforts and might challenge some of our tax positions, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner is important to achieving widespread acceptance of our platform and is an important element in attracting and maintaining customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end-users to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an attempt to promote and maintain our brand, we may fail to attract new or retain existing customers and partners, may not realize the benefits that we expect to receive from such relationships, and our business and financial condition may be adversely affected. Any negative publicity relating to our employees or partners, or others associated with these parties, or as a result of our sponsorships or other marketing activities, may also tarnish our own reputation simply by association and may reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
We have limited experience with respect to determining the optimal prices and pricing structures for our products and services.
We have changed, and may in the future continue to change, our pricing model from time to time, including as a result of, among other things, competition, global economic conditions, reductions in our customers’ spending levels generally, changes in product mix, integration of acquired technology, pricing studies, or changes in how information technology infrastructure is broadly consumed. Similarly, as we introduce new products and services, or as our existing products and services evolve, we may have difficulty determining the appropriate price structure for our products and services. In addition, as new and existing competitors introduce new products or services that compete with ours, or revise their pricing structures, we may be unable to attract new customers at the same price or based on the same pricing model as we have used historically. Moreover, as we continue to target selling our products and services to larger organizations, these larger organizations may demand substantial price concessions or different product bundling that may result in significant changes to product pricing. As a result, we may be required from time to time to revise our pricing structure or reduce our prices, which could adversely affect our business, operating results, and financial condition.
Our sales are generally more heavily weighted toward the end of each quarter which could cause our billings and revenue to fall below expected levels.
As a result of customer purchasing patterns, our quarterly sales cycles are generally more heavily weighted toward the end of each quarter with an increased volume of sales in the last few weeks and days of the quarter. This impacts the timing of recognized revenue and billings, cash collections, and delivery of professional services. Furthermore, the concentration of contract negotiations in the last few weeks and days of the quarter could require us to expend more in the form of compensation for additional sales, legal, and finance employees and contractors. Compression of sales activity to the end of the quarter also greatly increases the likelihood that sales cycles will extend beyond the quarter in which they are forecasted to close for some sizable transactions, which may harm forecasting accuracy, adversely impact new customer acquisition metrics for the quarter in which they are forecasted to close, and result in a revenue shortfall that could adversely affect our business.

Our operating results may fluctuate from quarter to quarter, which makes our future results difficult to predict.
Our quarterly operating results have fluctuated in the past and may fluctuate in the future. Additionally, we have a limited operating history with the current scale of our business, which makes it difficult to forecast our future results. As a result, you should not rely upon our past operating results as indicators of future performance. You should take into account the risks and uncertainties frequently encountered by companies in rapidly evolving markets. Our operating results in any given quarter can be influenced by numerous factors, many of which are unpredictable or are outside of our control, including:
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. For example, since 2021, we have added several new senior management employees, including a new Chief Revenue Officer, Chief Product Officer, Chief Marketing Officer, Chief Information Security Officer, Chief People Officer, and Chief Transformation Officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
Our future success depends in large part on the continued service of senior management and other key personnel. In particular, we are highly dependent on the services of our senior management team, many of whom are critical to the development of our technology, platform, future vision, and strategic direction. We rely on our leadership team in the areas of operations, security, marketing, sales, support, and general and administrative functions, and on our leadership and individual contributors on our research and development team. Our senior management and other key personnel are all employed on an at-will basis, which means that they could terminate their employment with us at any time, for any reason, and without notice. From time to time, there may be changes in our senior management team resulting from the hiring or departure of executives. If we lose the services of senior management or other key personnel, or if our senior management team cannot work together effectively, our business, operating results, and financial condition could be adversely affected.

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
Our customer support team provides technical support services to our customers and, as a result of our expanding customer base and certain of our commercial offerings including technical support services, the number of customers for which we have committed to provide support has grown significantly over time. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for or commitments to provide support, without corresponding increases in revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team will face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Alteryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
Environmental, social, and governance, or ESG, issues may result in reputational harm and liability.
Positions we may take (or choose not to take) on ESG issues may be unpopular with some of our current or potential employees, partners, or customers, which may in the future impact our ability to attract or retain employees, partners, or customers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability to us.
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement and retention of a diverse board and workforce. In addition, the SEC has also proposed additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

We are exposed to collection and credit risks, which could impact our operating results.
Our accounts receivable and contract assets are subject to collection and credit risks, which could impact our operating results. These assets may include upfront purchase commitments for multiple years of subscription-based software licenses, which may be invoiced over multiple reporting periods, increasing these risks. In addition, some of our customers may seek bankruptcy protection or other similar relief and fail to pay amounts due to us, pay those amounts more slowly, or seek to recover amounts already paid, any of which could adversely affect our operating results, financial position, and cash flow. For example, as a result of the impacts of the COVID-19 pandemic, we received requests from time to time from existing customers attempting to renegotiate contracts and obtain concessions, including, among other things, longer payment terms or modified subscription dates. We also have increased exposure to credit risk due to our use of channel partners, who are drivers of revenue through the distribution and re-sale of our products and services. Even though the channel partner is considered our customer for these purposes, a channel partner may be unable or unwilling to pay amounts due to us if a customer fails to pay the channel partner, a risk that is increased if the purchase commitment is for multiple years of subscription-based software licenses. Although we have processes in place that are designed to monitor and mitigate the foregoing risks, we cannot guarantee these processes will be effective and any actions undertaken by us to enforce the terms of our contracts could be costly. If we are unable to adequately control these risks, our business, operating results, and financial condition could be harmed. Further, our ability to collect from our customers and channel partners may depend in part on macroeconomic conditions, which due to, among other things, stock market volatility and rising interest and inflation rates, have become uncertain. These and other challenging conditions may negatively impact our customers and partners and their ability to pay for the products and services they have purchased, which may result in an increase to our allowance for doubtful accounts and write-offs of accounts receivable.

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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, intentional or unintentional user conduct, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, as many of our employees continue to work remotely part-time or full-time, we may face additional data security risks. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
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
We collect and store sensitive information, including intellectual property, proprietary business information, and personal data of individuals, such as our customers, current and former employees, and employee candidates. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers' data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, there can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability, or privacy of data that may be subject to privacy laws or disrupt our information systems, devices, or business. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities.
The secure maintenance of the information we collect and store and related technology is critical to our business operations. We have implemented multiple layers of security measures designed to protect the confidentiality, integrity, availability, and privacy of this data and the systems and devices that store and transmit such data. We utilize current security technologies, and our defenses are monitored and routinely tested internally and by external parties. Despite these efforts, threats from malicious persons and groups, and evolving vulnerabilities and advanced new attacks against information systems, create risk of cybersecurity incidents. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization's environment. Additionally, system failures or outages including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces temporarily or permanently work from home, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Threat actors will continue to try to obtain unauthorized access to our customers' data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Because the techniques used to obtain unauthorized access, disable or degrade service, or sabotage systems change frequently and may not immediately produce signs of intrusion, we may be unable to anticipate these incidents or techniques, timely discover them, or implement adequate preventative measures.

Any actual or perceived security breach or compromise or failure of our or our third parties' systems, networks, data, or confidential information could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationships with us, subjecting us to costly notification and remediation requirements, or harming our brand. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization's environment. For example, in December 2021, the Apache Software Foundation, or Apache, publicly disclosed a remote code execution, or RCE, vulnerability in its Log4j 2 product, or Log4j, an open-source component widely used in Java-based software applications to log and track error messages. In subsequent weeks, Apache disclosed several additional RCE vulnerabilities, expanding the opportunities for bad actors and attackers to remotely access a target using Log4j and potentially steal data, install malware, or take control of the target's system. Certain applications in our product suite and infrastructure did utilize the affected versions of Log4j. In March 2022, Spring Core publicly disclosed an RCE vulnerability that also impacted certain applications in our product suite and infrastructure. Although we believe we identified and remediated the last known Log4j and Spring Core vulnerabilities, the risk of additional vulnerabilities and potential attacks remains.
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

Our platform may infringe the intellectual property rights of third parties, which could create liability for us or otherwise harm our business.
Third parties may claim that our current or future products and services infringe their intellectual property rights, and such claims may result in legal claims against our customers and us that may damage our brand and reputation, harm our customer relationships, and create financial and legal liability for us. We expect the number of such claims will increase as the number of products and services and the level of competition in our market grows, the functionality of our platform overlaps with that of other products and services, and the volume of issued software patents and patent applications continues to increase. We generally agree in our customer contracts to indemnify customers for expenses or liabilities they incur as a result of, among other types of claims, third-party intellectual property infringement claims associated with our platform. To the extent that any claim arises as a result of third-party technology we have licensed for use in our platform, we may be unable to recover from the appropriate third party any expenses or other liabilities that we incur. Further, any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer or other existing or potential customers.
Companies in the software and technology industries, including some of our current and potential competitors, own large numbers of patents, copyrights, trademarks, and trade secrets and frequently enter into litigation based on allegations of infringement or other violations of intellectual property rights. In addition, many of these companies have the capability to dedicate substantially greater resources to enforce their intellectual property rights and to defend claims that may be brought against them. Furthermore, patent holding companies, non-practicing entities, and other adverse patent owners have in the past contacted, and may in the future contact, us inviting us to license their patents, and may assert patent, copyright, trademark, or other intellectual property rights against us, our channel partners, our technology partners, or our customers in the future. We have received, and may in the future receive, notices that claim we have misappropriated, misused, or infringed other parties’ intellectual property rights, and, to the extent we gain greater market visibility, we face a higher risk of being the subject of intellectual property infringement claims, which is not uncommon with respect to the enterprise software market.
Third parties may own intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights or to otherwise seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for infringing technology used in our business, we may be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, reputation, operating results, and financial condition.

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
Any of the above could adversely affect our business operations and financial condition. Further, because nearly all of our employees were working remotely full-time as a result of the COVID-19 pandemic, and many continue to work remotely, we increased infrastructure capacity in those areas where we anticipated increased demand. Any technology supply chain disruptions could also delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth, and financial condition.

Failure to protect our intellectual property could adversely affect our business.
We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments with employees, consultants, and other parties, and other legal rights to establish and protect our intellectual property. We currently have “Alteryx” and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. We have registered numerous internet domain names in the U.S. and certain foreign countries related to our business. Despite our efforts, the steps we take to protect our intellectual property may be inadequate and we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.
We generally cannot rely on patent enforcement rights to protect a significant portion of our proprietary technology. Historically, we have prioritized keeping our technology architecture, trade secrets, and engineering roadmap confidential, and as a general matter, have not extensively patented our proprietary technology. As a result, our patent strategy is still in its early stages and any patents that we may own and rely on may be challenged or circumvented by others or invalidated through administrative process or litigation. Our current and future patent applications may not be issued with the scope of the claims we seek, if at all, and if issued, such patents may not provide us with competitive advantages, may not be enforceable in actions against alleged infringers, or may be successfully challenged by third parties. Further, the process of obtaining and maintaining patent protection is expensive and time-consuming and we may not be able to prosecute and maintain all necessary or desirable patent applications at a reasonable cost or in a timely manner. We may also inadvertently abandon or allow a patent or patent application to lapse, resulting in partial or complete loss of patent rights in the relevant jurisdiction. If this occurs, it could have a material adverse effect on our business operations and financial condition.
Moreover, U.S. patent law, developing jurisprudence regarding U.S. patent law, and possible future changes to U.S. or foreign patent laws and regulations may affect our ability to protect our intellectual property and defend against claims of patent infringement. In addition, the laws of some countries do not provide the same level of protection of our intellectual property as do the laws of the United States. As we expand our international activities, our exposure to unauthorized copying and use of our platform and proprietary information will likely increase, effective intellectual property protection may not be available to us in every country in which our platform is available, and mechanisms for enforcement of intellectual property rights in those countries may be inadequate. We may need to expend additional resources to defend our intellectual property rights domestically or internationally, which could impair our business or adversely affect our domestic or international expansion. If we cannot protect our intellectual property against unauthorized copying or use, we may not remain competitive and our business, operating results, and financial condition may be adversely affected.
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

In order to protect our intellectual property rights, we may be required to spend significant resources to monitor and enforce our intellectual property rights. We cannot assure you that our monitoring efforts will detect every infringement of our intellectual property rights by a third party. Litigation may be necessary in the future to enforce our intellectual property rights and to protect our trade secrets, which could be costly, time-consuming, and distracting to management, could result in the impairment or loss of portions of our intellectual property, and may ultimately be unsuccessful. Further, our efforts to enforce our intellectual property rights may be met with defenses, counterclaims, and countersuits attacking the validity and enforceability of our intellectual property rights. Our inability to protect our proprietary technology against unauthorized copying or use, as well as any costly litigation or diversion of our management’s attention and resources, could delay further sales or the implementation of our platform, impair the functionality of our platform, delay introductions of new products and services, result in our substituting inferior or more costly technologies into our platform, or damage our brand and reputation.
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
In addition to risks related to license requirements, use of open source software can involve greater risks than those associated with use of third-party commercial software, as open source licensors generally do not provide warranties or assurance of title, performance, non-infringement, or controls on origin of the software. There is typically no support available for open source software, and we cannot assure you that the authors of such open source software will not abandon further development and maintenance. Many of the risks associated with the use of open source software, such as the lack of warranties or assurances of title or performance, cannot be eliminated, and could, if not properly addressed, negatively affect our business. We have established processes to help alleviate these risks, including a review process for screening requests from our development organizations for the use of open source software, but we cannot be sure that all open source software is identified or submitted for approval prior to use in our software. Responding to any infringement claim, regardless of its validity, or discovering the use of certain types of open source software code in our software could harm our business, operating results, and financial condition.

Risks Related to Legal, Regulatory, Accounting, and Tax Matters
The nature of our business requires the application of complex revenue recognition rules and changes in financial accounting standards or practices may cause adverse, unexpected financial reporting fluctuations, and affect our reported operating results.
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
Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which governs our revenue recognition, is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in our stock price. We have also incurred increased costs and expenses in assessing the application of ASC 606 to acquired businesses both in periods prior and subsequent to the closing of the acquisitions as we integrate such businesses into our own financial reporting.
The adoption of new accounting standards may also require us to implement changes to our accounting processes, internal controls, and disclosures. For example, the timing by which we recognize revenue from each of our products differs as a result of ASC 606. Our contracts with customers often include multiple performance obligations and we allocate the transaction price to the various performance obligations based on standalone selling price. Revenue is recognized when we satisfy each performance obligation, which can occur throughout the contract period. If we determine to add or remove any performance obligations from our products in the future, the timing and pattern of revenue recognition for our contracts with customers could materially change, resulting in either a larger or smaller portion of the total transaction price being recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. For example, beginning January 1, 2022, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, a larger portion of the total transaction price is now recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later, than had previously been recognized for our platform. As we introduce cloud-based offerings, the pattern of revenue recognition could differ from the pattern of revenue recognition related to our legacy on-premise products, which may impact our ability to accurately forecast our financial performance. If a shift in our product mix favors the sale of one or more product(s) over our other product offerings, our revenue may be affected and may grow more slowly or inconsistently than it has in the past, or decline, and our operating results may be adversely impacted. In addition, industry and financial analysts may have difficulty understanding any shifts in our product mix, resulting in changes in financial estimates or failure to meet investor expectations. Furthermore, if we are unsuccessful in adapting our business to the requirements of any new accounting standard, or if changes to our go-to-market strategy create new risks, then we may experience greater volatility in our quarterly and annual operating results, which may have a material adverse effect on the trading price of our Class A common stock.

Changes in laws, regulations, or guidance issued by supervisory authorities relating to privacy or the protection or transfer of personal data, or any actual or perceived failure by us to comply with such laws, regulations, or guidance or our privacy policies, could adversely affect our business.
Certain of our business operations, including the delivery of our platform, involve the processing, storing, and transmitting of personal data that is subject to our privacy policies and certain federal, state, and foreign laws and regulations relating to privacy and data protection. In recent years, the collection and use of personal data by companies have come under increased regulatory and public scrutiny. Evolving definitions of personal data within the European Union, the United States, and globally, especially relating to the treatment of internet protocol addresses, machine or device identifiers, location data, and other potentially identifying information as personal data, may limit or restrict our ability to operate or expand our business, including limiting strategic partnerships that may involve the sharing of such user data. Some jurisdictions further require that certain types of data be retained on servers located within the jurisdiction, which could increase our compliance costs and slow expansion to new regions. Any actual or perceived loss, improper retention or misuse of information, or alleged violations of laws and regulations relating to privacy, data protection, and data security, and any related claims, could result in an enforcement action against us, including fines, imprisonment of company officials, public censure (with or without a consent decree finding by supervisory authorities), claims for damages by customers and other affected individuals, and damage to our reputation and loss of goodwill (both in relation to existing customers and prospective customers), any of which could have an adverse effect on our operations, financial performance, and business.
Data protection and privacy laws are becoming more rigorous, with regulators applying more scrutiny resulting in inconsistent and conflicting interpretations or supplemental regulations that may result in our not being in technical compliance from one jurisdiction to another. Despite our efforts to comply with these varying requirements, a regulator or supervisory authority may determine that we have not done so and subject us to fines, potentially costly remediation requirements, and public censure, which could harm our business. For example, the European Union and United Kingdom General Data Protection Regulation, or the GDPR, which applies extraterritorially and imposes strict requirements for controllers and processors of personal information, including higher standards for obtaining consent from individuals to process their personal information, increased requirements pertaining to the processing of special categories of information (such as health information), and pseudonymized (i.e., key-coded) data, and transfer of personal information from the European Economic Area, the United Kingdom, or Switzerland to countries not deemed to have adequate data protection laws, which includes the United States. Companies that must comply with the GDPR face increased compliance obligations and risk, including more robust regulatory enforcement of data protection requirements and potential fines for noncompliance of up to €20 million or 4 percent of the annual global revenues of the noncompliant company, whichever is greater.
In the United States, we may be subject to both federal and state laws. For example, in the event our platform or other products process protected health information uploaded by our customers, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with the Health Insurance Portability and Accountability Act. Certain U.S. state laws may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than federal, international, or other state laws. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act, or the CCPA, later amended by ballot measure through the California Privacy Rights Act, or the CPRA. The CPRA took effect in January 2023 and enforcement will begin on July 1, 2023, subject to regulations promulgated through the California Privacy Protection Agency, or CPPA, a newly created enforcement agency. Failure to comply with the CCPA and the CPRA may result in significant civil penalties, injunctive relief, or statutory or actual damages as determined by the CPPA and the California Attorney General through its investigative authority. Compliance with new privacy legislation enacted in various U.S. states may result in additional costs and expense of resources to maintain compliance.

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
In addition to government regulation, privacy advocates and industry groups have and may in the future propose self-regulatory standards. These and other industry standards may legally or contractually apply to us, or we may elect to comply with such standards. These evolving compliance and operational requirements may impose significant costs, such as costs related to organizational changes, implementing additional protection technologies, training employees, and engaging consultants, which are likely to increase over time, or even require us to modify our data processing practices and policies, distract management, or divert resources from other initiatives or projects.
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
Contractual disputes with our customers could be costly, time-consuming, and harm our reputation and indemnity provisions in various agreements may expose us to significant liability.
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
Our agreements with customers and other third parties may also include indemnification provisions under which we agree to indemnify them for losses suffered or incurred as a result of third-party claims of intellectual property infringement or other violations of intellectual property rights, damages caused by us to property or persons, or other liabilities relating to or arising from our software, services, or other contractual obligations. Large indemnity payments could harm our business, reputation, operating results, and financial condition. Any dispute with a customer with respect to such obligations could have adverse effects on our relationship with that customer and other existing or potential customers and harm our business, reputation, and operating results.

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

We are required to comply with export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.
Our platform is subject to export control laws and regulations, including in the United States and European Union. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, in 2022, the U.S. and other countries levied additional sanctions against Russian and Belarusian entities and individuals in response to Russia’s military action in Ukraine. As a result, we terminated access to our software to, and ceased pursuing active deals with, various sanctioned entities and individuals. While our commercial presence in Russia was not material, there may be other, similar events in the future where increased sanction activity results in a material adverse effect on our operating results and financial condition. Further, while we take precautions to prevent our platform from being exported in violation of these laws, if we were to fail to comply with applicable jurisdictions’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the company and incarceration for responsible employees and managers, and the possible loss of export or import privileges.
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
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in our consolidated financial statements and related notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, as provided in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K. The results of these estimates form the basis for making judgments about the carrying values of assets, liabilities, and equity, and the amount of revenue and expenses that are not readily apparent from other sources. Critical and significant accounting policies and estimates used in preparing our consolidated financial statements include those related to revenue recognition, convertible senior notes, and accounting for income taxes. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions, which could cause our operating results to fall below the expectations of securities analysts and investors, resulting in a decline in the price of our Class A common stock.
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
Our determination of our tax liability is subject to review by applicable U.S. and foreign tax authorities. Any adverse outcome of such a review could harm our operating results and financial condition. As a multinational business, the determination of our worldwide provision for income taxes and other tax liabilities is often complex, requires significant judgment, and the ultimate tax determination may be uncertain. While we believe that our existing corporate structure and intercompany arrangements have been implemented in compliance with current prevailing tax laws, the taxing authorities of the jurisdictions in which we operate may challenge our methodologies for valuing developed technology or intercompany arrangements, which could impact our worldwide effective tax rate and harm our financial position and operating results.
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
Our ability to use our net operating losses, or NOLs, to offset future taxable income may be subject to certain limitations which could subject our business to higher tax liability. We may be limited in the portion of NOL carryforwards that we can use in the future to offset taxable income for U.S. federal and state income tax purposes, and federal tax credits to offset federal tax liabilities. Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, limit the use of NOLs and tax credits after a cumulative change in corporate ownership of more than 50% occurs within a three-year period. The statutes place a formula limit on how much NOLs and tax credits a corporation can use in a tax year after a change in ownership. Avoiding an ownership change is generally beyond our control. Although the ownership changes we experienced in the past have not prevented us from using all NOLs and tax credits accumulated before such ownership changes, we could experience another ownership change that might limit our use of NOLs and tax credits in the future. There is also a risk that due to regulatory changes, such as suspensions on the use of NOLs, or other unforeseen reasons, our existing NOLs could expire or otherwise be unavailable to offset future income tax liabilities. Under the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, NOLs arising in taxable years beginning after December 31, 2017 and before January 1, 2021 may be carried back to each of the five taxable years preceding the tax year of such loss, but NOLs arising in taxable years beginning after December 31, 2020 may not be carried back. Further, NOLs from tax years that began after December 31, 2017 may offset no more than 80% of current taxable income annually for taxable years beginning after December 31, 2020. Accordingly, if we generate NOLs after the tax year ended December 31, 2017, we might have to pay more federal income taxes in a subsequent year as a result of the 80% taxable income limitation than we would have had to pay under the law in effect before the CARES Act.
We may require additional capital to fund our business and support our growth, and any inability to generate or obtain such capital may adversely affect our operating results and financial condition.
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our and other technology companies’ common stock have been highly volatile in recent years, including during the COVID-19 pandemic and as a result of macroeconomic uncertainty, rising inflation and interest rates, and other circumstances often unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we are unable to refinance our existing debt on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

Risks Related to Our Notes
Although our Notes are referred to as senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.
The Notes (as defined in Note 9, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) rank senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Notes; equal in right of payment among all series of Notes and to any other existing and future indebtedness and other liabilities that are not subordinated; effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities; and structurally junior in right of payment to all of our existing and future indebtedness and other liabilities (including trade payables) of our current or future subsidiaries. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding. The indentures governing the Notes do not prohibit us from incurring additional senior debt or secured debt, nor do they prohibit any of our current or future subsidiaries from incurring additional liabilities.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Notes.
We expect that many investors in, and potential purchasers of, the Notes have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the Notes, which may involve investors selling short and/or entering into swaps on the Class A common stock underlying the Notes and dynamically adjusting their short position while continuing to hold the Notes.
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
We expect that the trading price of the Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic and as a result of macroeconomic uncertainty and rising inflation and interest rates, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Annual Report on Form 10-K or for reasons unrelated to our operations, many of which are beyond our control, such as rising inflation and interest rates, the global economic impact as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Notes.
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
In the event the conditional conversion feature of the relevant series of Notes is triggered in future quarters, holders of such Notes will be entitled to convert their Notes at any time during specified periods at their option. If one or more holders elect to convert their Notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Notes do not elect to convert their Notes, we could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the upcoming maturity date of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the consolidated balance sheet as of December 31, 2022.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through December 31, 2022. In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•natural disasters, acts of war, such as Russia’s invasion of Ukraine, terrorism, or pandemics;
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 69.5 million shares of our Class A and Class B common stock outstanding as of December 31, 2022. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2022, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of December 31, 2022, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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

Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all claims brought to enforce any duty or liability created by the Securities Act or the rules and regulations thereunder. Our amended and restated bylaws also provide that the federal district courts of the United States will, to the fullest extent permitted by law, be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act, or a Federal Forum Provision. The application of the Federal Forum Provision means that suits brought by our stockholders to enforce any duty or liability created by the Securities Act must be brought in federal court and cannot be brought in state court. Neither the exclusive forum provision nor the Federal Forum Provision applies to suits brought to enforce any duty or liability created by the Exchange Act. Section 27 of the Exchange Act, however, creates exclusive federal jurisdiction over all claims brought to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder. Accordingly, actions by our stockholders to enforce any duty or liability created by the Exchange Act or the rules and regulations thereunder must be brought in federal court.
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
Over the last decade, including during the COVID-19 pandemic and as a result of rising inflation and interest rates, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, supply chain disruptions, and the global response to Russia’s invasion of Ukraine. For example, in an effort to combat rising inflation, throughout 2022, the U.S. Federal Reserve incrementally raised its federal funds benchmark rate, resulting in significant increases in market interest rates. The U.S. Federal Reserve may continue to raise its federal funds benchmark rate and implement fiscal policy interventions, any of which in turn may cause market interest rates to increase, reduce economic growth rates, create a recession, or cause other similar effects even if they are successful in lowering inflation. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities and could cause our customers to slow spending on our platform, which could delay and lengthen sales cycles. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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

We may be adversely affected by natural disasters, pandemics, including any significant resurgence of the COVID-19 pandemic, and other catastrophic events, and by man-made problems such as terrorism, that could disrupt our business operations, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Natural disasters or other catastrophic events, including those resulting from the effects of climate change, may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. Our business operations are also subject to interruption by fire, power shortages, and other events beyond our control. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and governmental authorities adopted resulted in operational challenges, including, among others, adapting to new work-from-home arrangements, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies’ common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, Russia’s invasion of Ukraine has negatively affected our employees and operations in the region and could negatively affect our business and result in delays in development of our platform. In addition, the effects of climate change are rapidly evolving and have resulted, and may continue to result, in an increase in the frequency and magnitude of natural disasters. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires, and we have a regional office in New York that has experienced intensified hurricane activity and other extreme weather events. All the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which has required, and will continue to require, increased costs, expenses, and management resources. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our Class A common stock. This report by management will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not, and any material weaknesses identified in our internal controls could lead to financial statement restatements and require us to incur remediation expenses. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken, and may need to further undertake in the future, various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
The requirements of being a public company may strain our resources, divert management’s attention, and affect our ability to attract and retain executive management and qualified board members.
We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, the listing requirements of the NYSE, and other applicable securities rules and regulations.
The Exchange Act requires, among other things, that we file annual, quarterly, and current reports with respect to our business and operating results. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and, if required, improve our disclosure controls and procedures and internal control over financial reporting to meet this standard, significant resources and management oversight have been, and may in the future be, required. Our failure to meet our reporting obligations as a result of any changes to our disclosure controls and procedures and internal control over financial reporting could have a material adverse effect on our business and on the trading price of our Class A common stock. Our failure to maintain an effective internal control environment may, among other things, result in material misstatements in our financial statements and failure to meet our reporting obligations. Compliance with these rules and regulations have increased our legal and financial compliance costs, made some activities more difficult, time-consuming, or costly, and increased demand on our systems and resources.
In addition, changing laws, regulations, and standards relating to corporate governance and public disclosure, including those related to executive compensation, human capital, climate change, and other ESG-focused disclosures, are creating uncertainty for public companies, increasing legal and financial compliance costs, and making some activities more time consuming. These laws, regulations, and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices. We intend to continue to invest resources to comply with evolving laws, regulations, and standards, and this investment may result in increased general and administrative expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities.
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
Through February 13, 2022, our corporate headquarters were located in Irvine, California, where we occupied facilities totaling approximately 70,000 square feet under a lease agreement that expires in August 2025. Effective February 14, 2022, we transitioned our corporate headquarters to a new facility in Irvine, California, where we occupy facilities totaling approximately 120,000 square feet. We moved into our new headquarters and subleased our prior corporate headquarters during the first quarter of 2022. In 2022, we also maintained offices in California, Colorado, Massachusetts, New York and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. Due to a shift in hiring practice, which is focused on targeting the best talent rather than recruiting for office presence, we analyzed our real estate footprint during the fourth quarter of 2022 and determined that many of our offices were underutilized. Based on this analysis, we ceased use of or consolidated certain non-cancelable operating leases in California, Colorado, Massachusetts, Texas, Canada, and Germany.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available to accommodate any such expansion of our operations.

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
Holders of Record
As of February 2, 2023, there were 23 registered holders of our Class A common stock and 16 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be included in our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022 and is incorporated herein by reference.

Stock Performance Graph
The following performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

The chart compares the cumulative return on our Class A common stock with that of the NYSE Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2017 in our Class A common stock, and in each of the previously mentioned Indexes, and assumes the reinvestment of any dividend. The stock price performance reflected in the performance graph is not necessarily indicative of future stock performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part I, Item 1A of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” above.

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. A discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2021, 2020 and 2019,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022.

Overview
We are a leader in analytics automation. The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes, enabling enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom-line impact, efficiency gains, and rapid upskilling.
Our platform has been adopted by organizations across a wide variety of industries and sizes. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services.
Highlights from Fiscal Year 2022
•Generated total revenue of $855.4 million, a 60% increase from fiscal year 2021.
•Ended the year with cash, cash equivalents, and short-term and long-term investments of $432.0 million, compared with $1.0 billion as of December 31, 2021. Net cash used in operating activities was $(104.8) million in cash flow from operations, compared to net cash provided by operating activities of $63.2 million during the prior year.
•Ended the fourth quarter of 2022 with annual recurring revenue of $833.5 million, a 31% increase from the fourth quarter of 2021.
•Acquired Trifacta to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities.
•Released Data Connection Manager for Alteryx Designer and Alteryx Server with pass-through authentication and cloud vault support.
•Announced Alteryx Designer-FIPS and Alteryx Server-FIPS, FIPS capable versions of Designer and Server, respectively, that are aligned with data security and computer system standards outlined in the FIPS.
•Introduced cloud innovations in early access, including the new experience of Alteryx Analytics Cloud, Alteryx Designer Cloud, Alteryx Location Intelligence, Metrics Store, and AppBuilder.
•Announced strategic alliances with EY as well as PwC Ireland and KPMG UK.
•Invested in Manta Software Inc. and Vertis AI Inc. through Alteryx Ventures.

Key Factors Affecting Our Performance
We believe that our current and future performance are dependent on many factors, including, but not limited to, those described below. While these areas present significant opportunity, they also present risks that we must manage to achieve successful results. For more information about these risks, see the section titled “Risk Factors” included elsewhere in this Annual Report. If we are unable to address these and other risks, our business and operating results could be adversely affected.
Expansion and Further Penetration of Our Customer Base. We have been effective at employing a top-down sales motion focused on identifying and involving executive sponsors to champion analytics democratization initiatives within their organizations. Our focus on selling to the enterprise has enabled us to lead with platform selling over the sales of individual products, which we believe has led to an increase in deal sizes through sales of enterprise license agreements. Our current and future revenue growth and our ability to become profitable and, once profitable, sustain profitability is dependent upon our ability to continue expanding our customer base and selling enterprise license agreements to new and existing large customers to accelerate adoption of our platform within organizations. We have increased our number of customers from 7,936 as of December 31, 2021 to 8,358 as of December 31, 2022. We have maintained a net expansion rate in excess of 119% in each of the periods presented. See Dollar-Based Net Expansion Rate in the section titled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” for additional information.
International Expansion. We have continued to focus on international markets. For the years ended December 31, 2022 and 2021, we derived 30% and 32% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms, which we have experienced with our existing customers. To capitalize on this opportunity, we intend to continue to invest in growing our presence internationally.
Investment in Growth. Operating expenses have increased from $616.6 million for the year ended December 31, 2021 to $1.0 billion for the year ended December 31, 2022 as we continued investing in our business so that we can capitalize on our market opportunity. Full-time headcount has increased over this same time period from 1,993 employees to 2,904 employees. Following the tremendous growth in our teams over this time period, we intend to leverage our increased headcount as it ramps to full productivity, shift our 2023 focus towards profitability, and drive the pace of innovation and product releases to market. We also intend to continue focusing on acquiring new customers and expanding sales within our existing customer base while targeting profitability.
Market Adoption of Our Platform. A key focus of our sales and marketing efforts is to continue creating market awareness about the benefits of our platform. 2022 marked the return of our in-person events and we engaged with nearly 4,500 attendees through in-person user conferences and thousands more through virtual event participation. While we cannot predict customer adoption rates and demand, the future growth rate and size of the self-service data analytics market, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree to and speed with which organizations adopt self-service data analytics solutions and our platform.
Acquisitions. Our business strategy has included acquiring other complementary products, technologies, and/or talent that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, and augment the technical capabilities of our talent. In February 2022, we acquired Trifacta to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities. The consolidated financial statements include the results of operations of all our acquired companies commencing as of their respective acquisition dates. See Note 4, Business Combinations, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information related to these acquisitions.

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:
Annual Recurring Revenue. We derive a large portion of our revenue from subscriptions for use of our platform. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. A portion of revenue from our subscriptions is recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. The remaining portion is recognized ratably over the life of the contract. This revenue recognition creates variability in the revenue we recognize period to period based on the timing of subscription start dates and the subscription term. In order to measure the underlying performance of our subscription-based contracts, we calculate annual recurring revenue, or ARR, which represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue streams, such as certain professional services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve.
The following table summarizes our annual recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
Annual recurring revenue	$512.7	$547.6	$578.6	$638.0	$683.6	$726.8	$757.7	$833.5
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
The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
Dollar-based net expansion rate	120%	120%	119%	119%	119%	120%	121%	121%

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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31, 2021	Jun. 30, 2021	Sep. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022
Customers	7,214	7,405	7,689	7,936	8,195	8,296	8,340	8,358

Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform. Subscription fees are based primarily on the number of users of our platform. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. We recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion of revenue ratably over the subscription term. Our cloud offerings are treated as SaaS when hosted by us, and for which revenue is recognized ratably over the contract term. Our subscription agreements generally provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from professional services relating to training results from contracts to provide educational services to customers and channel partners regarding the use of our technologies and is recognized as the services are provided. Revenue from professional services represented less than 5% of revenue for each of the years ended December 31, 2022 and 2021. In addition, due to our focus on expanding use of our platform with existing customers, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers.
For a description of our revenue recognition policies, see the section titled “Critical Accounting Estimates” within this Management’s Discussion and Analysis of Financial Condition and Result of Operations.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in third-party data centers, licenses of third-party syndicated data, amortization and impairment of intangible assets, subcontractor costs for providing enablement and training services to existing customers, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.
We allocate shared overhead costs such as information technology infrastructure, rent, occupancy charges and other expense categories based on the respective headcount. As such, certain general overhead expenses are reflected in cost of revenue.
We intend to continue to invest additional resources in our cloud infrastructure. We expect that the cost of third-party data center hosting fees will increase over time as we continue to expand our cloud-based offering.
Gross Profit and Gross Margin
Gross profit is revenue less cost of revenue. Gross margin is gross profit expressed as a percentage of revenue. Our gross margin has fluctuated and may fluctuate from period to period based on a number of factors, including the timing and mix of products and services we sell, the channel through which we sell our products and services, and, to a lesser degree, the utilization of customer support and professional services resources, as well as third-party hosting and syndicated data fees in any given period and the amortization of our capitalized software development costs. Our gross margin may fluctuate from period to period depending on the interplay of the factors discussed above.
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
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and sponsoring additional marketing events. The timing of these events, such as our annual sales kickoff and our annual user conferences, will affect our sales and marketing expense in the period in which each occurs. We expect sales and marketing expense to continue to increase in absolute dollars for the foreseeable future as we expand our online and offline marketing efforts to increase demand for our platform and awareness of our brand and as we continue to expand our direct sales team and indirect sales channels both in the United States and internationally and to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
General and administrative. General and administrative expense consists primarily of employee-related costs for our executive officers and finance, legal, human resources, IT and security, and administrative personnel, professional fees for external legal, accounting, and other consulting services, including those incurred in connection with our business combinations, and related allocated overhead costs. We expect to continue disciplined investment in our growth, which may result in, among other expenses, increased legal, audit, and consulting fees associated with corporate transactions. We expect general and administrative expense to decrease as a percentage of revenue over the long term as we improve our processes, systems, and controls to enable our internal support functions to scale with the growth of our business, although general and administrative expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
Impairment of Long-Lived Assets. Impairment of long-lived assets consists primarily of costs attributable to the ceased use of our corporate offices. The impairment was determined by comparing the fair value of the impacted asset groups to their carrying value as of the impairment measurement date.
Interest Expense
Interest expense consists primarily of amortization of the debt discount, issuance costs, and interest expense attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions, realized gains and losses on our available-for-sale investments, and interest income from our available-for-sale investments.
Provision for (Benefit of) Income Taxes
Provision for (benefit of) income taxes consists primarily of accrued current and deferred income taxes imposed by the United States and foreign jurisdictions in which we conduct business.

Results of Operations for the Years Ended December 31, 2022, 2021 and 2020

	Year Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	2020	% of Total Revenue
	(in thousands, except percentages)
Revenue:
Subscription-based software license	$447,202	52%	$203,960	38%	$237,035	48%
PCS and services	408,152	48	332,175	62	258,273	52
Total revenue	855,354	100	536,135	100	495,308	100
Cost of revenue (1):
Subscription-based software license	10,994	2	4,967	1	5,125	1
PCS and services	106,790	12	50,786	9	38,714	8
Total cost of revenue	117,784	14	55,753	10	43,839	9
Gross profit	737,570	86	480,382	90	451,469	91
Operating expenses:
Research and development (1)	221,453	26	132,420	25	101,117	20
Sales and marketing (1)	541,673	63	334,480	62	252,820	51
General and administrative (1)	231,717	27	149,747	28	101,439	21
Impairment of long-lived assets	43,238	5	—	—	—	—
Total operating expenses	1,038,081	121	616,647	115	455,376	92
Loss from operations	(300,511)	(35)	(136,265)	(25)	(3,907)	(1)
Interest expense	(9,741)	(1)	(39,208)	(8)	(38,119)	(8)
Other income (expense), net	(3,526)	—	(2,058)	—	14,381	3
Loss before provision for (benefit of) income taxes	(313,778)	(36)	(177,531)	(33)	(27,645)	(6)
Provision for (benefit of) income taxes	4,721	1	2,150	1	(3,271)	(1)
Net loss	$(318,499)	(37)%	$(179,681)	(34)%	$(24,374)	(5)%
(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2022	% of Total Revenue	2021	% of Total Revenue	2020	% of Total Revenue
	(in thousands, except percentages)
Cost of revenue	$16,982	2%	$6,421	1%	$2,550	1%
Research and development	54,667	6	28,903	5	18,388	4
Sales and marketing	79,741	9	40,519	8	28,463	6
General and administrative	75,128	9	48,222	9	25,515	5
Total	$226,518	26%	$124,065	23%	$74,916	15%

Revenue

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$447,202	$203,960	$243,242	119.3%
PCS and services	408,152	332,175	75,977	22.9%
Total revenue	$855,354	$536,135	$319,219	59.5%
The increase in subscription-based software license revenue for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily due to an increase in sales to new and existing customers during the year ended December 31, 2022 as compared to the year ended December 31, 2021. In addition, as a result of a determination to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, we recognized a larger portion of the total transaction price at the point in time when the platform was first made available to the customer, or the beginning of the subscription term, if later, during the year ended December 31, 2022 as compared to the year ended December 31, 2021.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition, the increases in PCS and service revenue are primarily attributed to sales to customers in prior periods and growth in our customer base between December 31, 2021 and December 31, 2022. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. Sales of our cloud-based product offerings did not represent a material amount of revenue for the year ended December 31, 2022.
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
United States	$597,856	$365,050	$232,806	63.8%
International	257,498	171,085	86,413	50.5%
Total revenue	$855,354	$536,135	$319,219	59.5%
Cost of Revenue and Gross Margin

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Subscription-based software license	$10,994	$4,967	$6,027	121.3%
PCS and services	106,790	50,786	56,004	110.3%
Cost of revenue	$117,784	$55,753	$62,031	111.3%
Gross margin	86.2%	89.6%
Cost of revenue increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to $43.3 million in increased employee-related costs, including stock-based compensation expense, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. Additionally, there were increases in amortization of intangibles associated with our recent acquisitions of $7.6 million and depreciation of capitalized software development costs of $6.1 million.
As of December 31, 2022, we had 306 cost of revenue personnel compared to 160 as of December 31, 2021.
Gross margin decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to an increase in cost of revenue as described above as we continued to invest in, among other departments, our customer success and support teams to drive better product enablement and training with our customers.

Research and Development

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Research and development	$221,453	$132,420	$89,033	67.2%
Research and development expense increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to $85.9 million in increased employee-related costs, including stock-based compensation expense, driven by incremental headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. The increase in employee-related costs, including stock-based compensation, was offset by an increase in capitalized software development costs of $8.8 million. Additionally, there was an $8.4 million increase in information technology and overhead costs due to the procurement of additional software licenses and office expansions and fit-outs.
As of December 31, 2022, we had 736 research and development personnel compared to 506 as of December 31, 2021.
Sales and Marketing

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Sales and marketing	$541,673	$334,480	$207,193	61.9%
Sales and marketing expense increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to $175.8 million in increased employee-related costs, including stock-based compensation. The overall increase in employee-related costs was a result of increased headcount, a broad-based wage increase to improve retention and productivity, merit increases, and additional stock awards granted to new hires and as part of our equity refresh programs. The increase in employee-related costs was also attributed to higher travel and entertainment expenses of $27.6 million, primarily due to increased international travel and the return to our in-person events. Furthermore, there was an increase of $15.6 million in marketing programs due in part to our brand awareness campaigns, such as our in-person user conference in May 2022, which had been fully virtual in the prior year, and other digital marketing programs, and an increase of $7.6 million in information technology and overhead costs as a result of office expansions and fit-outs.
As of December 31, 2022, we had 1,423 sales and marketing personnel compared to 970 as of December 31, 2021.
General and Administrative

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
General and administrative	$231,717	$149,747	$81,970	54.7%
General and administrative expense increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to $67.1 million in increased employee-related costs, including stock-based compensation, driven by an increase in headcount, a broad-based wage increase to improve retention and productivity, merit increases, additional stock awards granted to new hires and as part of our equity refresh programs, and performance-based restricted stock units, or PRSUs, granted to certain executives. In addition, there was an increase in consulting and outsourced labor costs of $10.4 million primarily driven by higher legal and accounting professional services fees related to our acquisition of Trifacta in February 2022.
As of December 31, 2022, we had 439 general and administrative personnel compared to 357 as of December 31, 2021.

Impairment of Long-Lived Assets

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Long-lived asset impairment	$43,238	$—	$43,238	*

*	Not meaningful
The long-lived asset impairment is primarily attributable to the impairment recorded on underutilized offices that we ceased using on December 31, 2022, resulting in non-cash impairment charges on the right-of-use assets and related fixed assets of $27.9 million and $7.1 million, respectively. In addition, we ceased using and subleased our previous corporate headquarters during the three months ended March 31, 2022, resulting in a non-cash impairment on the right-of-use asset and related fixed assets of $6.1 million and $2.1 million, respectively.
Interest Expense

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Interest expense	$(9,741)	$(39,208)	$29,467	(75.2)%

Interest expense is primarily attributable to our 2023 Notes and 2024 & 2026 Notes issued during the years ended December 31, 2018 and 2019, respectively. Interest expense decreased in the year ended December 31, 2022 as compared to the year ended December 31, 2021 due to the removal of the equity component and related amortization of the debt discount as part of the adoption of ASU 2020-06. See Note 9, Convertible Senior Notes, and the description under the heading “Recently Adopted Accounting Pronouncements” in Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements.
Other Expense, Net

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Other expense, net	$(3,526)	$(2,058)	$(1,468)	71.3%
Other expense, net increased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily related to greater losses in foreign currency remeasurement of $1.1 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact.
Provision for Income Taxes

	Year Ended December 31,		2022 vs 2021
	2022	2021	$ Change	% Change
	(in thousands, except percentages)
Provision for income taxes	$4,721	$2,150	$2,571	119.6%

The change in the provision for income taxes for the year ended December 31, 2022 as compared to the year ended December 31, 2021 was primarily related to increased foreign withholding tax as a result of an increase in revenue in the related jurisdictions. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries in 2022.

Liquidity and Capital Resources
A discussion of our liquidity and capital resources for the year ended December 31, 2020 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on February 12, 2021.

	As of December 31,		$ Change
	2022	2021
	(in thousands)
Cash, cash equivalents, and investments	$431,975	$1,002,462	$(570,487)
Working capital	$234,736	$523,979	$(289,243)
Cash, cash equivalents, and investments decreased for the year ended December 31, 2022 as compared to the year ended December 31, 2021 primarily due to our acquisition of Trifacta and, to a lesser extent, capital expenditures. The decrease in working capital was primarily due to a decrease in short-term investments related to the sale of securities, partially offset by an increase in deferred revenue due to higher billings in the current year and an increase in accounts receivable. We had $432.0 million of cash and cash equivalents and short-term and long-term investments as of December 31, 2022 and $1.0 billion as of December 31, 2021, with approximately $397.8 million and $972.3 million, respectively, held domestically.
In the short term, we believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our offering, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
Our principal uses of cash are funding our operations and other working capital requirements, including the following contractual and other obligations.
Debt
As of December 31, 2022, we had an aggregate principal amount of $884.7 million of convertible senior notes, of which $84.7 million matures on June 1, 2023 and is classified as current liabilities on our consolidated balance sheets. Interest payments of $6.2 million related to our convertible senior notes are due within the next twelve months. See Note 9, Convertible Senior Notes, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on the convertible senior notes. Assuming the 2024 & 2026 Notes are not converted into shares of our Class A common stock or repurchased prior to maturity, (i) annual interest expense relating to (A) the 2024 Notes will be $2.0 million in each fiscal year through 2024 and (B) the 2026 Notes will be $4.0 million in each fiscal year through 2026 and (ii) principal in the amount of (A) $400.0 million will be payable upon the maturity of the 2024 Notes due on August 1, 2024 and (B) $400.0 million will be payable upon the maturity of the 2026 Notes due on August 1, 2026.
Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, New York, and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates, and the United Kingdom. These leases expire at various times through 2029. As of December 31, 2022, we had fixed minimum lease payments of $89.2 million, of which $22.5 million is due in the next twelve months.

Other Obligations
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services, including non-cancelable agreements for software licenses, royalty agreements, advertising, and other marketing activities. As of December 31, 2022, we had purchase obligations of $113.9 million, of which $52.4 million is due in the next twelve months.
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
We do not have any relationships with unconsolidated entities or financial relationships that would have been established for the purpose of facilitating off-balance sheet arrangements, such as structured finance or special purpose entities.
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2022	2021	2020
	(in thousands)
Net cash provided by (used in) operating activities	$(104,847)	$63,159	$74,782
Net cash provided by (used in) investing activities	$96,700	$(66,885)	$(311,846)
Net cash used in financing activities	$(35,222)	$(14,075)	$(1,496)
Operating Activities
Our net loss and cash flow from operating activities are significantly influenced by our headcount and investments in infrastructure to support anticipated growth.
For the year ended December 31, 2022, net cash used in operating activities was $(104.8) million. Net cash used in operating activities primarily reflected net non-cash activity of $344.2 million, offset by a net loss of $318.5 million and a change in operating assets and liabilities of $130.5 million.
For the year ended December 31, 2021, net cash provided by operating activities was $63.2 million. Net cash provided by operating activities primarily reflected net non-cash activity of $195.8 million and a change in operating assets and liabilities of $47.1 million, offset in part by a net loss of $179.7 million.
The increase in non-cash activity was primarily driven by $226.5 million in stock-based compensation expense due to higher headcount and additional stock-based awards as well as impairment of long-lived assets of $43.2 million related to the ceased use of certain of our corporate offices.

The change in operating assets and liabilities was primarily driven by the following:
•an increase in accounts receivable of $65.3 million due to higher billings in the current year;
•an increase in deferred commissions of $28.2 million due to additional commissions earned in the current year as compared to commissions where the amortization period expired, principally from commissions earned in 2019;
•an increase in prepaid expenses, other current assets and other assets of $101.1 million due primarily to an increase in contract assets as a result of new multi-year deals and the recognition of a larger portion of the total transaction price at the point in time when the platform was first made available to the customer due to the determination to cease the inclusion of a certain performance obligation in 2022;
•an increase in deferred revenue of $64.4 million as a result of higher billings in the current year;
•an increase in accrued payroll and payroll-related liabilities of $9.6 million due to higher commissions and employee stock purchase plan contributions resulting from increased headcount in the current year; and
•a decrease in accrued expenses, other current liabilities, operating lease liabilities and other liabilities of $14.9 million due primarily to payments on operating lease liabilities.
Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, capitalized software development costs, and cash used in our business acquisitions.
Net cash provided by investing activities for the year ended December 31, 2022 was $96.7 million, consisting primarily of $519.2 million of net sales and maturities of investments, offset in part by $387.0 million of net cash paid in connection with our acquisition of Trifacta, $23.6 million of purchases of property and equipment, and $11.9 million of capitalized software development costs.
Net cash used in investing activities for the year ended December 31, 2021 was $66.9 million, consisting primarily of $23.5 million of purchases of property and equipment, $27.2 million of net cash paid in connection with our business acquisitions, $9.3 million of capitalized software development costs, and $6.9 million of net purchases of investments.
Financing Activities
Our financing activities consist primarily of proceeds from, and costs associated with, the issuances and/or payments of common stock and convertible senior notes, proceeds from the exercise of stock options, and minimum tax withholding paid on behalf of employees for RSU settlements.
Net cash used in financing activities for the year ended December 31, 2022 was $35.2 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $45.3 million, offset in part by proceeds from stock option exercises and purchases under our employee stock purchase plan of $10.1 million.
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
Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. In contracts that contain multiple performance obligations we allocate the transaction price to the various performance obligations based on standalone selling price, or SSP. Certain performance obligations are not sold on a standalone basis. Therefore, significant judgment is required to determine SSP for each distinct performance obligation. We utilize several inputs when determining SSP, including sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. Typically, our contracts with customers contain multiple performance obligations. Although our SSP for these performance obligations has not changed materially since 2020, we may modify our go-to-market practices in the future, which may result in changes to SSP for one or more of our performance obligations. Any such changes to SSP could impact the pattern and timing of revenue recognition for identical arrangements executed in future periods but will not change the total revenue recognized for any given arrangement. We may also determine to exclude or include performance obligations in subscriptions to our platform that could modify the amount of revenue we recognize at various points during the subscription term. For example, in 2022, we determined to cease the inclusion of a certain performance obligation previously included in subscriptions to our platform, which resulted in recognition of a larger portion of the total transaction price at the point in time when the platform was first made available to the customer, or the beginning of the subscription term, if later.
Business Combinations
We estimate the fair value of assets acquired and liabilities assumed in a business combination. Goodwill as of the acquisition date is measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. While we use our best estimates and assumptions to accurately value assets acquired and liabilities assumed at the acquisition date, our estimates are inherently uncertain and subject to refinement.
Significant estimates in valuing certain intangible assets include, but are not limited to, future expected cash flows from acquired technology, useful lives, and discount rates. Although we believe the assumptions and estimates we have made in the past have been reasonable and appropriate, they are based in part on historical experience and information obtained from the management of the acquired companies and are inherently uncertain. During the measurement period, which may be up to one year from the acquisition date, we record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill. On the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to our consolidated statements of operations and comprehensive income (loss).

Convertible Senior Notes
Prior to January 1, 2022, we separated each series of Notes into liability (debt) and equity components of the instrument. The carrying amount of the debt component was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component, representing the conversion option, was determined by deducting the fair value of the debt component from the principal amount. The difference between the principal amount of each series of our Notes and its respective fair value of the debt component was amortized to interest expense over its respective term using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes was presented within additional paid-in-capital. These assumptions involved inherent uncertainties and management judgment. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
Effective January 1, 2022, we adopted Accounting Standards Update, or ASU, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, using the modified retrospective approach. As a result, the Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Adoption of the new standard resulted in a decrease to accumulated deficit of $65.8 million, a decrease to additional paid-in capital of $177.0 million, a decrease to property and equipment, net, of $0.4 million, and an increase to current and long-term convertible senior notes, net, of $6.8 million and $104.0 million, respectively.
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
Deferred tax assets are regularly assessed to determine the likelihood they will be realized from future taxable income. A valuation allowance is established when we believe it is not more likely than not all or some of a deferred tax asset will be realized. In evaluating our ability to recover deferred tax assets within the jurisdiction in which they arise, we consider all available positive and negative evidence. Factors reviewed include the cumulative pre-tax book income for the past three years, scheduled reversals of deferred tax liabilities, our history of earnings and reliable forecasting, projections of pre-tax book income over the foreseeable future, and the impact of any feasible and prudent tax planning strategies. Due to cumulative losses over recent years and based on all available positive and negative evidence, we have determined that it is not more likely than not that our net U.S. and U.K. deferred tax assets will be realizable as of December 31, 2022. We intend to continue maintaining a full valuation allowance on our deferred tax assets until there is sufficient evidence to support the reversal of all or some portion of these allowances. A release of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense or an income tax benefit for the period in which the release is recorded.
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
We have experienced and will continue to experience fluctuations in financial results as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These exposures may change over time as business practices evolve and economic conditions change. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $432.0 million as of December 31, 2022. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2022 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alteryx, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report, dated February 9, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible debt effective January 1, 2022, due to the adoption of Accounting Standards Update, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition – Determination of Standalone Selling Prices – Refer to Notes 2 and 3 of the Financial Statements
Critical Audit Matter Description
The Company’s revenue is derived from subscription-based software, data subscription services, and professional services, including training and consulting services. The subscription-based license generally includes access to hosted services and software and post-contract support (PCS). The Company recognized subscription-based software licenses and PCS and services revenue of $447.2 million and $408.2 million, respectively, for the year ended December 31, 2022. The Company allocates the transaction price to each performance obligation based on its relative standalone selling price (SSP). However, certain performance obligations are not sold on a standalone basis; therefore, significant judgment is required to estimate SSP. Estimated SSP is determined using sales of goods and services sold on a standalone basis when available, pricing strategies, market conditions, the useful life of the Company’s products and market data.
We identified the determination of SSP for performance obligations as a critical audit matter. There is significant judgement involved in the determination of SSP based on observable inputs, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures and evaluating audit evidence related to management’s determination of SSP.
How the Critical Audit Matter Was Addressed in the Audit
The primary procedures we performed to address this critical audit matter included the following, among others:
•We tested the effectiveness of certain controls over revenue recognition, including management’s controls over the methodology used to determine SSP and controls over the Company’s validation of the underlying data used in the SSP analysis.
•We evaluated the appropriateness of the Company’s methodology used to determine SSP by comparing to historical analyses completed by the Company and practices observed in the industry.
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
Business Combinations – Estimate for valuation of acquired intangible assets – Refer to Notes 2 and 4 of the Financial Statements
Critical Audit Matter Description
The Company acquired 100% of the outstanding equity of Trifacta Inc. for $398.4 million on February 7, 2022. The Company accounted for the acquisition using the acquisition method of accounting for business combinations. Accordingly, the purchase consideration was allocated to the assets acquired and liabilities assumed based on their respective estimated fair values at the date of acquisition. The Company estimated the fair value of identifiable intangible assets acquired to be $51.0 million. The excess of the purchase consideration over the fair value of other assets acquired and liabilities assumed of $341.4 million was recorded as goodwill.
We identified the fair value determination of identifiable intangible assets acquired and the resulting goodwill for the business combination as a critical audit matter due to the significant judgment required in determining significant estimates related to the acquisition. Management’s estimates of fair value included significant assumptions for revenue and expense forecasts and the selection of an appropriate discount rate. There was a high degree of auditor judgment and subjectivity in applying audit procedures relating to the estimation of fair value of intangible assets acquired due to the significant amount of judgment by management when developing its estimates. Significant audit effort was required in performing procedures and evaluating the significant assumptions relating to the estimate and the audit effort involved the use of professionals with specialized skill and knowledge to assist in evaluating the audit evidence obtained from these procedures.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management’s estimates for the fair value of identifiable intangible assets acquired included the following, among others:
•We tested the effectiveness of controls over the business combination, including controls over the modeling of future expected cash flows, including revenue and expense forecasts and the selection of an appropriate discount rate, and ultimately the determination of fair value of the identifiable intangible assets acquired.
•We assessed the reasonableness of management’s revenue and expense forecasts by comparing the future expected cash flows to Trifacta's historical results as well as those of certain peer companies, including testing the completeness, accuracy, and relevance of underlying historical data.
•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) discount rates by:
–Testing the source information underlying the determination of the discount rate and testing the mathematical accuracy of the calculation; and
–Developing a range of independent estimates and comparing those to the discount rates selected by management.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 9, 2023
We have served as the Company’s auditor since 2019.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenue:
Subscription-based software license	$447,202	$203,960	$237,035
PCS and services	408,152	332,175	258,273
Total revenue	855,354	536,135	495,308
Cost of revenue:
Subscription-based software license	10,994	4,967	5,125
PCS and services	106,790	50,786	38,714
Total cost of revenue	117,784	55,753	43,839
Gross profit	737,570	480,382	451,469
Operating expenses:
Research and development	221,453	132,420	101,117
Sales and marketing	541,673	334,480	252,820
General and administrative	231,717	149,747	101,439
Impairment of long-lived assets	43,238	—	—
Total operating expenses	1,038,081	616,647	455,376
Loss from operations	(300,511)	(136,265)	(3,907)
Interest expense	(9,741)	(39,208)	(38,119)
Other income (expense), net	(3,526)	(2,058)	14,381
Loss before provision for (benefit of) income taxes	(313,778)	(177,531)	(27,645)
Provision for (benefit of) income taxes	4,721	2,150	(3,271)
Net loss	$(318,499)	$(179,681)	$(24,374)
Net loss per share attributable to common stockholders, basic	$(4.65)	$(2.67)	$(0.37)
Net loss per share attributable to common stockholders, diluted	$(4.65)	$(2.67)	$(0.37)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	68,510	67,191	66,058
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	68,510	67,191	66,058
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	(1,978)	(3,374)	925
Foreign currency translation adjustments, net of tax	1,886	(667)	(892)
Other comprehensive income (loss), net of tax	$(92)	$(4,041)	$33
Total comprehensive loss	$(318,591)	$(183,722)	$(24,341)

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in thousands, except par value)

	As of December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$104,751	$152,375
Short-term investments	237,040	506,874
Accounts receivable, net	259,590	192,318
Prepaid expenses and other current assets	145,767	81,360
Total current assets	747,148	932,927
Property and equipment, net	69,157	71,270
Operating lease right-of-use assets	50,997	102,681
Long-term investments	90,184	343,213
Goodwill	398,091	57,415
Intangible assets, net	60,901	21,737
Other assets	140,806	70,445
Total assets	$1,557,284	$1,599,688
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,883	$8,086
Accrued payroll and payroll related liabilities	81,206	61,391
Accrued expenses and other current liabilities	56,592	53,917
Deferred revenue	276,160	208,154
Convertible senior notes, net	84,571	77,400
Total current liabilities	512,412	408,948
Convertible senior notes, net	792,921	686,016
Operating lease liabilities	61,265	78,784
Other liabilities	17,030	23,186
Total liabilities	1,383,628	1,196,934
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2022 and December 31, 2021, respectively; no shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 61,616 and 59,771 shares issued and outstanding, as of December 31, 2022 and December 31, 2021, respectively; 500,000 Class B shares authorized, 7,886 and 7,763 shares issued and outstanding as of December 31, 2022 and December 31, 2021, respectively	7	7
Additional paid-in capital	622,434	598,710
Accumulated deficit	(443,159)	(190,429)
Accumulated other comprehensive loss	(5,626)	(5,534)
Total stockholders’ equity	173,656	402,754
Total liabilities and stockholders’ equity	$1,557,284	$1,599,688
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2019	65,260	$7	$412,191	$14,235	$(1,526)	$424,907
Cumulative effect of adoption of ASC 326	—	—	—	(609)	—	(609)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	340	—	(21,276)	—	—	(21,276)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	1,142	—	23,195	—	—	23,195
Conversion on 2023 Notes, net of tax	—	—	(1)	—	—	(1)
Stock-based compensation	—	—	74,916	—	—	74,916
Cumulative translation adjustment	—	—	—	—	(892)	(892)
Unrealized gain on investments	—	—	—	—	925	925
Net loss	—	—	—	(24,374)	—	(24,374)
Balances at December 31, 2020	66,742	$7	$489,025	$(10,748)	$(1,493)	$476,791
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	514	$—	$(24,474)	$—	$—	$(24,474)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	278	—	10,400	—	—	10,400
Stock-based compensation	—	—	123,759	—	—	123,759
Cumulative translation adjustment	—	—	—	—	(667)	(667)
Unrealized loss on investments	—	—	—	—	(3,374)	(3,374)
Net loss	—	—	—	(179,681)	—	(179,681)
Balances at December 31, 2021	67,534	$7	$598,710	$(190,429)	$(5,534)	$402,754
Adoption of ASU 2020-06	—	$—	$(176,964)	$65,769	$—	$(111,195)
Shares issued pursuant to stock awards, net of tax withholdings related to vesting of restricted stock units	1,503	—	(45,333)	—	—	(45,333)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	465	—	10,111	—	—	10,111
Stock-based compensation	—	—	235,910	—	—	235,910
Cumulative translation adjustment	—	—	—	—	1,886	1,886
Unrealized loss on investments	—	—	—	—	(1,978)	(1,978)
Net loss	—	—	—	(318,499)	—	(318,499)
Balances at December 31, 2022	69,502	$7	$622,434	$(443,159)	$(5,626)	$173,656
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(318,499)	$(179,681)	$(24,374)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	37,344	16,380	12,101
Non-cash operating lease cost	20,160	16,527	8,424
Stock-based compensation	226,518	124,065	74,916
Amortization of discounts and premiums on investments, net	131	4,461	1,085
Amortization of debt discount and issuance costs	3,296	32,772	31,654
Deferred income taxes	1,858	634	(4,945)
Foreign currency remeasurement (gains) losses	7,717	1,588	(3,644)
Impairment of long-lived assets	43,238	—	2,025
Other non-cash operating activities, net	3,919	(695)	2,238
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(65,253)	(56,917)	(7,368)
Deferred commissions	(28,212)	(12,350)	(7,323)
Prepaid expenses, other current assets, and other assets	(101,072)	11,622	(16,502)
Accounts payable	4,980	2,584	(2,746)
Accrued payroll and payroll related liabilities	9,561	13,931	(7,547)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(14,936)	(11,305)	(9,406)
Deferred revenue	64,403	99,543	26,194
Net cash provided by (used in) operating activities	(104,847)	63,159	74,782
Cash flows from investing activities:
Capitalized software development costs	(11,890)	(9,253)	—
Purchases of property and equipment	(23,633)	(23,515)	(26,358)
Cash paid in acquisitions, net of cash acquired	(387,011)	(27,177)	—
Purchases of investments	(203,446)	(905,544)	(1,141,598)
Sales and maturities of investments	722,680	898,604	856,110
Net cash provided by (used in) investing activities	96,700	(66,885)	(311,846)
Cash flows from financing activities:
Principal payments on 2023 Notes	—	—	(11)
Proceeds from exercise of stock options	10,111	10,400	23,125
Minimum tax withholding paid on behalf of employees for restricted stock units	(45,333)	(24,475)	(21,206)
Other financing activity	—	—	(3,404)
Net cash used in financing activities	(35,222)	(14,075)	(1,496)
Effect of exchange rate changes on cash and cash equivalents	(1,803)	(1,241)	801
Net decrease in cash, cash equivalents, and restricted cash	(45,172)	(19,042)	(237,759)
Cash, cash equivalents, and restricted cash—beginning of year	$154,623	$173,665	$411,424
Cash, cash equivalents, and restricted cash—end of year	$109,451	$154,623	$173,665
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in thousands)

	Year Ended December 31,
	2022	2021	2020
Supplemental disclosure of cash flow information:
Cash paid for interest	$6,424	$6,424	$6,240
Cash paid for income taxes	$2,088	$2,148	$2,198
Cash paid for amounts included in the measurement of operating lease liabilities	$24,438	$20,357	$10,310
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2,727	$57,461	$43,568
Property and equipment recorded in accounts payable and accrued expenses	$842	$7,996	$3,983
Increase (reduction) of right-of-use assets due to remeasurement	$724	$(241)	$(5,948)
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$—	$4,684	$—
Stock-based compensation included in capitalized software development costs	$4,289	$1,899	$—
Commissions paid with Class A common stock	$8,455	$—	$—

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
The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes, enabling enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to be curious and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision-making and actions, and empower their organization to enable top and bottom-line impact, efficiency gains, and rapid upskilling.
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
We had restricted cash of $4.7 million and $2.2 million as of December 31, 2022 and 2021, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letters of credit associated with our leases and by our credit card processor.

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
Other Investments
Our other investments include equity investments in privately held companies, which do not have readily determinable fair values, and in which we do not have a controlling interest or significant influence. We apply the measurement alternative under ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for equity securities by measuring them at cost, less any impairment, and performing adjustments resulting from observable price changes. These investments are presented within long-term investments on our consolidated balance sheets and are periodically analyzed to determine whether there are indicators of impairment. If measured at fair value in the consolidated balance sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Accounts Receivable, Allowance for Doubtful Accounts, and Sales Reserves
Our accounts receivable consists of amounts due from customers and are typically unsecured. Accounts receivable are recorded at the invoiced amount and are non-interest bearing.
The allowance for doubtful accounts is estimated and established by assessing historical impairments, pooling the population by similar risk characteristics, considering historical loss rates, adjusted for asset-specific characteristics, current conditions, or forecasts, and applying a loss rate to the amortized cost of the asset. Additions to the allowance are charged to general and administrative expenses. Accounts receivables are written off against the allowance when an account balance is deemed uncollectible.
We estimate a sales reserve based upon the historical adjustments made to customer billings. Such reserve is recorded as a reduction of revenue on our consolidated statement of operations and comprehensive income (loss) and a corresponding reduction to contract assets and accounts receivable in our consolidated balance sheet.
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

Computer equipment and software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Repairs and maintenance costs are charged to expense as incurred. Upon the sale or retirement of property and equipment, the cost and the related accumulated depreciation or amortization are removed from the accounts, with any resulting gain or loss included in our consolidated statements of operations and comprehensive income (loss).
Intangible Assets
Intangible assets consist primarily of acquired developed technology. We determine the appropriate useful life of our intangible assets by performing an analysis of expected cash flows of the acquired assets. Intangible assets are amortized over their estimated useful lives of three to eight years, using the straight-line method, which approximates the pattern in which the economic benefits are consumed.
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
We have one reporting unit, and we test for goodwill impairment annually during the fourth quarter of each calendar year using a quantitative assessment. At each of December 31, 2022 and 2021, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.
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

Our contracts with customers typically contain multiple performance obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. Substantially all of our licenses are sold as subscription-based, on-premise licenses and are bundled with maintenance and support, or PCS. In addition to our on-premise licenses, we sell subscriptions to third-party syndicated data and provide professional service offerings primarily related to trainings for our customers. Our cloud-based products are typically hosted by us in the cloud and accessible to users via a web browser. We allocate the transaction price of the contract to each performance obligation using the relative standalone selling price, or SSP, of each distinct good or service in the contract. We determine estimates of SSP based on sales of goods and services sold on a standalone basis, our overall pricing strategies, market conditions, including the geographic locations in which the products are sold, the useful life of our products, and market data. We review the SSP for each of our performance obligations at least annually and update it when appropriate to ensure that the practices employed reflect our recent pricing experience and maximize the use of observable data.
We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer. Revenue related to our subscription-based on-premise licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to PCS and data subscriptions is recognized ratably over the subscription terms. Professional services revenue is recognized when the services are provided to the customer, or when they expire. Our cloud offerings are treated as SaaS when hosted by us, with revenue recognized ratably over the contract term. Revenue related to cloud-based offerings was not material in 2022.
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
Cost of Revenue
Cost of revenue is accounted for in accordance with ASC 705, Cost of Sales and Services, and consists of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations, expenses related to hosting and operating our cloud infrastructure in third-party data centers, licenses of third-party syndicated data, amortization and impairment of acquired completed technology intangible assets, the amortization of capitalized software development costs, and related overhead expenses. Out-of-pocket travel costs related to the delivery of professional services are typically reimbursed by the customers and are accounted for as both revenue and cost of revenue in the period in which the cost is incurred.
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue in our consolidated statements of operations and comprehensive income (loss) when incurred. For the years ended December 31, 2022, 2021, and 2020, we recognized royalty expense of approximately $13.6 million, $12.5 million, and $12.4 million respectively.
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

Software Development Costs
Costs incurred in the development and enhancement of our software products to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs, consisting primarily of salaries, related payroll costs, and stock-based compensation, are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. For our on-premise products, our process for developing software is completed concurrently with the establishment of technological feasibility, and no internally generated software development costs had been capitalized as of December 31, 2021 or December 31, 2020.
We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily development costs related to our hosted products, which are accessed by customers on a subscription basis, software purchased for internal use, purchased software licenses, and implementation costs. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred.
Capitalized software development costs are recorded as part of property and equipment, net on our consolidated balance sheets. These costs are recognized on a straight-line basis to cost of revenue over the estimated useful life of the software, which is generally between three to four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.
Convertible Senior Notes
Our Notes (as defined in Note 9, Convertible Senior Notes, of these notes to our consolidated financial statements) are accounted for in accordance with ASC 470‑20, Debt with Conversion and Other Options, or ASC 470-20. Prior to January 1, 2022, pursuant to ASC 470‑20, we accounted for the Notes using the separate liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the debt component for each series of our Notes was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component for each series of our Notes was determined by deducting the fair value of the debt component from their respective principal amounts. The difference between the principal amount of each series of our Notes and its respective fair value of debt component are amortized to interest expense over its respective terms using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our Notes is presented within additional paid-in-capital in our consolidated balance sheet. In accounting for the issuance costs related to our Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach. As a result, the Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instruments as a single liability measured at their amortized cost.
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

We review our operating leases for impairment on an ongoing basis. For right-of-use assets, circumstances that indicate that the carrying amount of such assets may not be fully recoverable may include the decision to leave a leased corporate office prior to the end of the minimum lease term or subleases from which estimated cash flows do not fully cover the costs of the associated lease. Impairments are recognized as a reduction of the carrying value of the right-of-use lease asset and related fixed assets. Lease impairment charges are recorded in operating expenses in the consolidated statements of operating and comprehensive income (loss).
Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $38.2 million, $29.6 million, and $16.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. Such costs primarily relate to our annual user conferences, online, television, and print advertising, as well as sponsorship of public marketing and sporting events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on the grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan. RSUs are valued based on the fair value of our common stock on the date of grant, less our expected dividend yield. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met using the graded vesting method. For awards that contain market conditions, the fair value and derived service period of an award are determined using a Monte Carlo simulation valuation model. The fair value of an award with a market condition is recognized over the requisite service period using the graded vesting method. Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations and comprehensive income (loss) based on the classification of the individual earning the award.
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
•Expected volatility. We determine expected volatility based on historical volatility of the share price of our Class A common stock.
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
Gains (losses) associated with fluctuations in foreign exchange rates were $(6.3) million, $(5.2) million, and $3.0 million for the years ended December 31, 2022, 2021, and 2020, respectively, and are included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).
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
Diluted earnings per share attributable to common stockholders adjusts basic earnings per share for the potentially dilutive impact of stock-based awards as computed under the treasury stock method and convertible notes as computed under the if-converted method. In periods in which we incurred a net loss, all potentially dilutive securities are antidilutive and accordingly, basic net loss per share equals diluted net loss per share.

Recently Adopted Accounting Pronouncements
In August 2020, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, or ASU 2020-06, which simplifies the accounting for convertible instruments by removing certain separation models required under current U.S. GAAP, including the beneficial conversion feature and cash conversion models. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception, and it requires the use of the if-converted method when calculating diluted earnings per share. This guidance became effective for us for annual reporting periods beginning after December 15, 2021 and for interim periods within those annual periods, and can be applied utilizing either a modified or full retrospective transition method. Before January 1, 2022, we historically accounted for our Notes (as defined and described in Note 9, Convertible Senior Notes) utilizing the cash conversion model. Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach, which resulted in a decrease to accumulated deficit of $65.8 million, a decrease to additional paid-in capital of $177.0 million, a decrease to property and equipment, net, of $0.4 million, and an increase to current and long-term convertible senior notes, net, of $6.8 million and $104.0 million, respectively. Interest expense recognized in future periods will be reduced as a result of accounting for the convertible debt instruments as a single liability measured at their amortized cost.
In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, or ASU 2021-08, which requires an acquirer in a business combination to recognize and measure contract assets and contract liabilities in accordance with Accounting Standards Codification, or ASC, Topic 606. ASU 2021-08 is effective for fiscal years beginning after December 15, 2022 and early adoption is permitted. Effective January 1, 2022, we early adopted this standard on a prospective basis. The impact of adoption of this standard on our consolidated financial statements was not material.

3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Year Ended December 31,
Revenue by region:	2022	2021	2020
United States	$597,856	$365,050	$338,190
International	257,498	171,085	157,118
Total revenue	$855,354	$536,135	$495,308
Revenue attributable to the United Kingdom comprised 10.2% of the total revenue in each of the years ended December 31, 2022 and 2021. Other than the United Kingdom for the years ended December 31, 2022 and 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
Contract Assets and Contract Liabilities
As of December 31, 2022 and 2021, we had contract assets of $59.7 million and $22.0 million, respectively, included in prepaid expenses and other current assets, and $71.4 million and $20.5 million, respectively, included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the years ended December 31, 2022 and 2021.
As of December 31, 2022 and 2021, we had deferred revenue of $276.2 million and $208.2 million, respectively, included in current deferred revenue and $4.0 million and $2.7 million, respectively, included in other liabilities on our consolidated balance sheet. During the years ended December 31, 2022 and 2021, we recognized $206.0 million and $108.7 million, respectively, of revenue related to amounts that were included in deferred revenue as of January 1, 2022 and 2021, respectively.
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

A summary of the activity impacting our deferred commissions during the years ended December 31, 2022 and 2021 is presented below (in thousands):

	Year Ended December 31,
	2022	2021
Beginning balance (1)	$69,817	$51,186
Additional deferred commissions (2)	105,623	66,738
Amortization of deferred commissions (3)	(77,904)	(47,604)
Effects of foreign currency translation	(1,297)	(503)
Ending balance	$96,239	$69,817
(1) Of the total amount of commissions deferred as of January 1, 2022, $6.3 million was paid in shares of the Company’s Class A common stock during the year ended December 31, 2022.
(2) Of the amount of additional commissions earned during the year ended December 31, 2022, $2.7 million is anticipated to be paid in shares of the Company's Class A common stock in the three months ended March 31, 2023.
(3) Of the total amounts amortized from deferred commissions during the year ended December 31, 2022, $1.5 million was paid in shares of the Company’s Class A common stock and is included in stock-based compensation. Additionally, of the total amounts amortized from deferred commissions during the year ended December 31, 2022, $1.1 million is anticipated to be paid in shares of the Company's Class A common stock during the three months ended March 31, 2023 and is included in stock-based compensation.
As of December 31, 2022 and 2021, $41.1 million and $31.3 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months, and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the years ended December 31, 2022 and 2021. There were no assets recognized related to the costs to fulfill contracts during each of the years ended December 31, 2022 and 2021 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2022 and 2021, we had an aggregate transaction price of $592.1 million and $476.3 million, respectively, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. As of December 31, 2022 and 2021, we expect to recognize $546.8 million and $443.6 million, respectively, as revenue over the next 24 months with the remaining amount expected to be recognized thereafter.

4. Business Combinations
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and net liabilities assumed. We believe the amount of goodwill resulting from acquisitions during the years ended December 31, 2022 and 2021 are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation. There were no acquisitions in 2020.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2022 and 2021 have not been presented as the impacts are not significant to our consolidated financial statements.
The consolidated financial statements include the results of operations of each acquisition commencing as of the acquisition date of the respective acquisition. Acquisition-related costs associated with the below acquisitions were $11.3 million in 2022, $5.5 million in 2021, and immaterial in 2020 and are recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss).
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
In connection with the acquisition, we entered into employment and share-based compensation agreements with certain employees of Trifacta, which include up to $75.0 million in equity-based incentive awards, subject to continued employment over a period of 36 months. We additionally held back $9.2 million of the purchase price that has begun to vest and will continue to vest and become payable to certain key employees in three annual installments based on each such employee’s continued service. As both the awards and hold back arrangements are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation. The transaction costs associated with the acquisition were approximately $11.3 million, of which $7.8 million was incurred during the year ended December 31, 2022 and was recorded in general and administrative expense.
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

The excess of the purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Trifacta product offering with our existing product offerings. The goodwill has no basis for U.S. income tax purposes. The following table sets forth the fair values of the components of identifiable intangible assets acquired (in thousands) and their estimated useful lives (in years) as of the date of acquisition:

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
The operations of Trifacta are included in our operating results from the date of acquisition. We have not separately disclosed the amount of revenue or earnings related to the Trifacta acquisition as the operations of Trifacta were integrated into the operations of our company from the date of acquisition, and thus it would be immaterial and impractical to do so. In addition, the unaudited pro forma results of operations assuming the Trifacta acquisition had taken place at the beginning of each period are not provided as the historical operating results of Trifacta were not material.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, net unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2022 and 2021 (in thousands):

	As of December 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$62,880	$—	$62,880	$62,880	$—	$—
Level 1:
Money market funds	20,210	—	20,210	20,210	—	—
Subtotal	20,210	—	20,210	20,210	—	—
Level 2:
Commercial paper	60,197	(115)	60,082	21,064	39,018	—
Certificates of deposit	6,000	(3)	5,997	—	5,997	—
U.S. Treasury and agency bonds	236,559	(3,065)	233,494	597	156,090	76,807
Corporate bonds	46,171	(609)	45,562	—	35,935	9,627
Subtotal	348,927	(3,792)	345,135	21,661	237,040	86,434
Level 3	—	—	—	—	—	—
Total	$432,017	$(3,792)	$428,225	$104,751	$237,040	$86,434

	As of December 31, 2021
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$68,579	$—	$68,579	$68,579	$—	$—
Level 1:
Money market funds	15,382	—	15,382	15,382	—	—
Subtotal	15,382	—	15,382	15,382	—	—
Level 2:
Commercial paper	308,250	(97)	308,153	68,414	239,739	—
Certificates of deposit	3,500	(3)	3,497	—	—	3,497
U.S. Treasury and agency bonds	459,960	(1,264)	458,696	—	189,243	269,453
Corporate bonds	148,605	(450)	148,155	—	77,892	70,263
Subtotal	920,315	(1,814)	918,501	68,414	506,874	343,213
Level 3	—	—	—	—	—	—
Total	$1,004,276	$(1,814)	$1,002,462	$152,375	$506,874	$343,213
There were no transfers between Level 1, Level 2, or Level 3 securities during each of the years ended December 31, 2022 and 2021.
All long-term investments had maturities between one and two years in duration as of December 31, 2022 and 2021.

We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an impairment resulting from credit losses. We consider factors such as the financial condition and near-term prospects of the issuer and our intent to sell, as well as whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. We have determined that the gross unrealized losses of approximately $3.8 million and $1.8 million with respect to our available-for-sale securities as of both December 31, 2022 and 2021, respectively, were due to changes in market rates, and we have determined the losses were not related to credit losses. These gross unrealized losses were classified in accumulated other comprehensive income (loss) in our consolidated balance sheets as of December 31, 2022 and 2021.
Interest income from our marketable securities was $3.9 million, $2.4 million, and $10.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2022 and 2021, the fair value of our Notes was $805.8 million and $857.3 million, respectively. The carrying amounts of our cash, accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
Other Investments. As of December 31, 2022, the balance of our equity investments in which we do not have a controlling interest or significant influence was $3.8 million. Since our initial investments, there have been no impairments or adjustments to the carrying amount of our equity investments during the year ended December 31, 2022. We did not have any equity investments as of December 31, 2021.

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$3,546	$3,114	$2,662
Provision	1,238	2,198	2,544
Recoveries	(686)	(709)	(1,225)
Charge-offs	(2,297)	(1,057)	(867)
Ending balance	$1,801	$3,546	$3,114
The following table summarizes the changes in the allowance applied to our contract assets in our consolidated balance sheets (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$1,479	$2,438	$205
Adoption of new accounting standard - ASC 326	—	—	609
Provision	317	(817)	1,818
Recoveries	(23)	(53)	(110)
Charge-offs	(97)	(89)	(84)
Ending balance	$1,676	$1,479	$2,438

7. Property and Equipment
Property and equipment, net consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021
Computer equipment & software	$25,351	$23,127
Furniture and fixtures	10,404	10,923
Leasehold improvements	32,424	25,353
Capitalized software development costs	19,279	—
Construction in process	13,509	37,289
	$100,967	$96,692
Less: Accumulated depreciation and amortization	(31,810)	(25,422)
Total property and equipment, net	$69,157	$71,270
Depreciation and amortization expense for the years ended December 31, 2022, 2021, and 2020 was approximately $24.1 million, $11.4 million, and $8.1 million, respectively. During the year ended December 31, 2022, we recorded non-cash impairment charges of $9.2 million to fixed assets associated with the ceased use of certain of our corporate offices in California, Colorado, Massachusetts, Texas, Canada and Germany as discussed in Note 14, Leases. No impairment charges were incurred during the years ended December 31, 2021 or December 31, 2020.
8. Goodwill and Intangible Assets
The change in carrying amount of goodwill was as follows (in thousands):

Goodwill as of December 31, 2020	$37,070
Goodwill recorded in connection with acquisition	20,452
Effects of foreign currency translation	(107)
Goodwill as of December 31, 2021	$57,415
Goodwill recorded in connection with acquisitions	341,412
Effects of foreign currency translation	(736)
Goodwill as of December 31, 2022	$398,091
Intangible assets consisted of the following (in thousands, except years):

	As of December 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.1	$2,466	$(1,320)	$1,146
Completed technology	5.6	82,209	(23,506)	58,703
Trade names	2.1	$1,500	$(448)	$1,052
		$86,175	$(25,274)	$60,901

	As of December 31, 2021
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	3.1	$1,557	$(862)	$695
Completed technology	5.1	32,337	(11,295)	21,042
		$33,894	$(12,157)	$21,737

During the twelve months ended December 31, 2020, we recorded an impairment charge of $2.0 million related to certain developed technology assets due to our strategic decision to discontinue further investment and enhancements in the standalone existing technology. The impairment charge is recorded in cost of revenue in the consolidated statements of operating and comprehensive income (loss).
We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$12,320	$4,742	$3,758
Sales and marketing	960	229	212
Total	$13,280	$4,971	$3,970
The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for intangible assets at December 31, 2022 (in thousands):

2023	$12,459
2024	11,810
2025	10,211
2026	9,328
2027	8,341
Thereafter	8,752
Total amortization expense	$60,901

9. Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate (1)	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	1.01%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	1.32%	$5.2809	$189.36
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

While the 2023 Notes have, from time to time, been convertible at the option of the holders as a result of meeting one or more of the triggers described above, as of December 31, 2022, none of the above triggers were met for any series of Notes. Accordingly, no Notes are convertible at the option of the holders until the 2023 Conversion Date with respect to the 2023 Notes as described above. Because the 2023 Notes mature on June 1, 2023, they were classified as current liabilities on the consolidated balance sheet as of December 31, 2022. As of December 31, 2022, the aggregate if-converted value of the 2023 Notes exceeded their aggregate principal amount by $12.1 million and the aggregate if-converted values of the 2024 & 2026 Notes did not exceed their respective principal amounts.
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
Other than this exchange, we have received immaterial requests for conversion since the 2023 Notes initially became convertible, including a request to convert $2.0 million of principal amount of 2023 Notes during the twelve months ended December 31, 2022. We expect this request will be settled in February 2023 upon the completion of the observation period.
The Notes consisted of the following (in thousands):

	As of December 31, 2022			As of December 31, 2021
	2023 Notes	2024 Notes	2026 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$84,748	$400,000	$400,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization (1)	(177)	(2,700)	(4,379)	(7,348)	(42,941)	(71,043)
Net carrying amount	$84,571	$397,300	$395,621	$77,400	$357,059	$328,957

Equity, net of issuance costs (2)	$—	$—	$—	$46,473	$69,749	$93,380
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
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Year Ended December 31,
	2022	2021
Contractual interest expense	$6,424	$6,424
Amortization of debt issuance costs and discount (1)	3,296	32,772
Total	$9,720	$39,196
(1) The aggregate amortization expense related to the equity component of our Notes, which is not applicable under ASU 2020-06, for the twelve months ended December 31, 2021 was $29.6 million.

The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Notes and related interest	$904,960	$90,960	$410,000	$404,000	$—

10. Accrued Payroll and Payroll-Related Liabilities
Accrued payroll and payroll-related liabilities included accrued commissions and bonuses as follows (in thousands):

	As of December 31,
	2022	2021
Accrued commissions	$30,907	$16,827
Accrued bonuses	$20,903	$20,729

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
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2022, no shares of preferred stock were outstanding.

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
2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, which was subsequently amended in May 2022 following approval by our stockholders at our 2022 annual meeting of stockholders, or the 2017 Plan. The 2017 Plan initially became effective on March 22, 2017, and as amended became effective on May 25, 2022, and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2022, an aggregate of 8.6 million shares of Class A common stock were reserved for issuance under the 2017 Plan.
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
In 2022, employees purchased 0.2 million shares of Class A common stock at an average price per share of $44.09. As of December 31, 2022, 3.6 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options
Stock options generally vest over a period of three to four years and expire ten years from the date of grant. Unvested stock options will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. Vested stock options generally expire three months after termination of employment.

Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2022 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2021	2,008	$65.05	$45,785	6.5
Granted	—	—
Exercised	(265)	5.08	$12,222
Canceled/forfeited	(637)	131.04
Options outstanding at December 31, 2022	1,106	$41.43	$24,191	5.2
Exercisable	1,009	$37.68	$24,191	4.9
Vested and expected to vest December 31, 2022	1,106	$41.43	$24,191	5.2
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
The total intrinsic value of options exercised in the years ended December 31, 2022, 2021 and 2020 was $12.2 million, $14.0 million and $118.6 million, respectively. The weighted-average exercise price of options granted in the years ended December 31, 2021 and 2020 was $87.52 and $139.88, respectively.
There were no options granted during the year ended December 31, 2022. As of December 31, 2022, there was $3.0 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.3 years.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Plan during the years ended December 31, 2021 and 2020 and for shares of our Class A common stock issued under our ESPP for each of the years indicated:

	Stock Options (1)		Employee Stock Purchase Plan
	2021	2020	2022	2021	2020
Expected term (in years)	5.8	5.8	0.5	0.5	0.5
Estimated volatility	56%	48%	62%	55%	78%
Risk-free interest rate	1%	1%	2%	—%	1%
Estimated dividend yield	—	—	—	—	—
Weighted average fair value	$45.20	$62.37	$20.72	$27.42	$48.07
(1) There were no options granted during the year ended December 31, 2022.

Restricted Stock Units
RSUs granted under the 2017 Plan generally vest over a period of three to four years. RSUs will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. From time to time, we also grant performance-based RSUs, or PRSUs. PRSUs have the same characteristics as our RSUs, but contain one or more performance-based metrics that must be met prior to vesting. The following disclosures related to RSU activity include the impact of PRSUs. RSU activity during the year ended December 31, 2022 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2021	3,693	$85.64
Granted	9,588	50.64
Vested	(2,278)	75.09
Canceled/forfeited	(1,075)	72.32
RSUs outstanding at December 31, 2022	9,928	$55.70
(1) Includes restricted stock units with market, performance, and/or service conditions.
In February 2022, we also granted PRSUs to certain executives with a grant date fair value of $5.3 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2023 based upon the percentage achievement of certain annual recurring revenue targets.
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
Awards subject to market conditions are valued on the date of grant using a Monte Carlo simulation valuation model. The grant date fair value of the market-based PRSUs, measured using a Monte Carlo simulation valuation model, was $109.7 million. The derived service period was also determined through use of the simulation model. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the graded vesting method. The fair values of the market-based PRSUs granted have been estimated utilizing the following assumptions:

Underlying stock price at valuation date	$54.24
Estimated volatility	53%
Risk-free interest rate	2%
Simulation term (in years)	7
The total intrinsic value of RSUs and PRSUs vested in the years ended December 31, 2022, 2021 and 2020 was $131.5 million, $70.4 million and $62.5 million, respectively. The weighted-average grant date fair value of RSUs and PRSUs granted in the years ended December 31, 2022, 2021 and 2020 was $50.64, $79.62 and $132.89, respectively.
As of December 31, 2022, total unrecognized compensation expense related to unvested RSUs and PRSUs, including the market-based PRSUs described above, was approximately $429.5 million, which is expected to be recognized over a weighted-average period of 2.1 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$16,982	$6,421	$2,550
Research and development	54,667	28,903	18,388
Sales and marketing	79,741	40,519	28,463
General and administrative	75,128	48,222	25,515
Total	$226,518	$124,065	$74,916
13. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $12.7 million, $7.7 million and $6.2 million to the savings plan for the years ended December 31, 2022, 2021, and 2020, respectively.

14. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, New York, and Texas in the United States and Australia, Canada, the Czech Republic, France, Germany, Japan, Singapore, Ukraine, the United Arab Emirates and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
In March 2022, we ceased using our previous corporate headquarters in Irvine, California and entered into a new sublease agreement for the remaining term of the underlying lease. As a result, we performed a recoverability test by comparing the future cash flows attributable to the asset group to the carrying value of the long-lived assets, including the right-of-use asset and fixed assets utilized by this facility. Based on this evaluation, we determined that long-lived assets with a carrying value of $11.6 million were no longer recoverable and recorded a right-of-use asset and fixed asset impairment of $6.1 million and $2.1 million, respectively.
On December 31, 2022, we ceased using certain of our corporate offices in California, Colorado, Massachusetts, Texas, Canada and Germany as part of our real estate rationalization efforts. As a result, we performed a recoverability test by comparing the future undiscounted cash flows to the carrying value of each asset group which included the right-of-use asset and fixed assets utilized by the facilities for each affected property and determined that the carrying values were not recoverable. The fair value of each asset group was based on the estimated sublease income for the affected facilities, taking into consideration the time it will take to obtain a sublease tenant and the applicable discount rates. Based on this evaluation, we determined that long-lived assets with a carrying value of $43.4 million were no longer recoverable. We recorded non-cash impairment charges of $27.9 million and $7.1 million to the right-of-use assets and fixed assets respectively. The impairment was determined by comparing the fair value of the impacted asset groups to their carrying value as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The impairment is presented in impairment of long-lived assets on the consolidated statements of operations and comprehensive loss.
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in thousands):

		As of December 31,
	Classification	2022	2021
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$50,997	$102,681

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$19,211	$19,954
Operating lease liabilities (noncurrent)	Operating lease liabilities	61,265	78,784
Total lease liabilities		$80,476	$98,738
Lease Costs
The following lease costs were included in our consolidated statements of operations and comprehensive income (loss) (in thousands):

	Year Ended December 31,
	2022	2021
Operating lease cost	$23,743	$20,575
Short-term lease cost	1,151	118
Variable lease cost	5,687	4,820
Total lease cost	$30,581	$25,513

Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	Year Ended December 31,
	2022	2021
Weighted-average remaining lease term (in years)	4.4	5.3
Weighted-average discount rate	4.55%	4.57%
Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2022 (in thousands):

Operating Leases (1)
2023	$22,480
2024	19,869
2025	19,035
2026	15,867
2027	7,825
Thereafter	4,093
Total minimum lease payments	$89,169
Less imputed interest	(8,693)
Present value of future minimum lease payments	$80,476
Less current obligations under leases	(19,211)
Long-term lease obligations	$61,265
(1) Excludes expected sublease income of approximately $4.5 million over the next five years.

15. Commitments and Contingencies
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services including non-cancelable agreements for software licenses, royalty agreements, advertising and other marketing activities. Our minimum purchase obligations as of December 31, 2022 were as follows (in thousands):

2023	$52,424
2024	35,978
2025	17,090
2026	8,416
2027	—
Thereafter	—
Total minimum payments	$113,908
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
As of December 31, 2022 and December 31, 2021, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

16. Income Taxes
The components of loss before provision for (benefit of) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Domestic	$(208,596)	$(152,252)	$(32,569)
Foreign	(105,182)	(25,279)	4,924
Total	$(313,778)	$(177,531)	$(27,645)
The components of the provision for (benefit of) income taxes were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$—	$—	$—
State	249	348	248
Foreign	2,126	229	327
Total current income tax expense	$2,375	$577	$575
Deferred:
Federal	$2,398	$1,472	$(2,617)
State	—	—	(958)
Foreign	(52)	101	(271)
Total deferred income tax benefit:	$2,346	$1,573	$(3,846)
Total	$4,721	$2,150	$(3,271)

The following table reconciles our provision for (benefit of) income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for each of 2022, 2021, and 2020 (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax at federal statutory rate	$(65,893)	$(37,281)	$(5,806)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(3,579)	(4,574)	(3,105)
Foreign rate differential	12,660	847	47
Stock-based compensation	20,877	5,563	(16,852)
Change in valuation allowance	46,626	42,246	24,363
Meals and entertainment	809	464	764
Research credits	(6,242)	(5,070)	(4,677)
Other	(537)	(45)	1,995
Total provision for (benefit of) income taxes	$4,721	$2,150	$(3,271)

The following table shows the significant components of deferred income tax assets (liabilities) (in thousands):

	As of December 31,
	2022	2021
Deferred tax assets:
Net operating losses	$97,200	$55,763
Accruals and reserves	639	5,070
Research & other credits	40,105	25,209
Intangibles	9,784	12,559
Operating lease liabilities	18,417	22,011
Effect of Section 163(j) on interest expense	11,763	11,550
Stock-based compensation	20,869	21,322
Section 174 expenses	34,067	—
Convertible senior notes	9,799	—
Other	—	167
Total deferred tax assets	242,643	153,651
Less valuation allowance	(195,958)	(89,298)
Net deferred tax assets	46,685	64,353

Deferred tax liabilities:
Operating lease right-of-use assets	(11,103)	(22,810)
Deferred commissions	(15,885)	(12,789)
Convertible senior notes	—	(14,121)
Other	(331)	—
Capitalized software development costs	(4,691)	(2,176)
Deferred revenue	(13,416)	(11,211)
Total deferred tax liabilities	(45,426)	(63,107)
Net deferred tax assets	$1,259	$1,246

We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of December 31, 2022, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of December 31, 2022.
The following table shows the changes in our valuation allowance (in thousands):

	Year Ended December 31,
	2022	2021	2020
Beginning balance	$89,298	$44,046	$19,683
Increase in valuation allowance due to Lore IO acquisition	—	3,006	—
Increase in valuation allowance due to Trifacta acquisition	33,119	—	—
Increase in valuation allowance due to adoption of ASC 2020-06	26,915	—	—
Other increase in valuation allowance	46,626	42,246	24,363
Ending balance	$195,958	$89,298	$44,046

On October 6, 2021, we acquired all of the outstanding shares of Hyper Anna. We did not record a valuation allowance with respect to this acquisition as Hyper Anna consolidates into our Australian entity, Alteryx ANZ Holdings Pty. Ltd., which operates as a cost-plus entity whose future income will most likely absorb net operating losses, which do not expire in Australia.
On October 21, 2021, we acquired all of the outstanding shares of Lore IO. At the time of acquisition, Lore IO had tax attributes related to net operating losses and research and development credits, which resulted in the increase in our valuation allowance as shown in the table above.
On February 7, 2022, we acquired all of the outstanding shares of Trifacta, Inc. At the time of acquisition, Trifacta, Inc. had tax attributes related to net operating losses and research and development credits, which resulted in the increase in our valuation allowance as shown in the table above.
As of December 31, 2022, we had U.S. federal, U.S. state, U.K., and Australia income tax net operating loss carryforwards of approximately $201.0 million, $147.8 million, $207.9 million, and $4.0 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2035 and 2024, respectively, unless previously utilized. The U.K. and Australia net operating losses can be carried forward indefinitely.
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
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2022, there were immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
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
At December 31, 2022, we had approximately $14.3 million of unrecognized tax benefits. If fully recognized, $9.1 million of the unrecognized tax benefits would reduce our net operating losses. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. Accrued interest related to our uncertain tax positions was not material at December 31, 2022.
The following table shows the activity in gross unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$8,864	$8,520	$7,556
Additions based on tax position related to the current year	5,291	344	652
Additions for tax positions of prior years	117	—	312
Balance at end of year	$14,272	$8,864	$8,520

17. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss attributable to common stockholders	$(318,499)	$(179,681)	$(24,374)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	68,510	67,191	66,058
Net loss per share attributable to common stockholders, basic and diluted	$(4.65)	$(2.67)	$(0.37)
Since we were in a loss position for all periods presented, basic net loss is the same as diluted net loss per share for all periods as the inclusion of all potential shares of common stock outstanding would have been anti-dilutive. The following weighted-average equivalent shares of common stock were excluded from the diluted net loss per share calculation because their inclusion would have been anti-dilutive (in thousands):

	Year Ended December 31,
	2022	2021	2020
Stock awards	8,278	4,876	4,053
Convertible senior notes	6,136	6,137	6,137
Total shares excluded from net loss per share	14,414	11,013	10,190
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
Long-lived assets classified by geographic location were as follows (in thousands):

	As of December 31,
Long-lived assets:	2022	2021
United States	$106,338	$151,514
Other countries	13,816	22,437
Total	$120,154	$173,951

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2022. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2022 that our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alteryx, Inc. and subsidiaries (the “Company”) as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2022, of the Company and our report, dated February 9, 2023, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
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
February 9, 2023

Item 9B. Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item, including information relating to compliance with Section 16(a) of the Exchange Act, will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC, within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 11. Executive Compensation.
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.
The information required by this item will be included in our Definitive Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022, and is incorporated herein by reference.

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

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Amended and Restated Bylaws.	8-K	001-38034	3.1	February 6, 2023
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
4.3	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019
4.4	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-38034	4.6	February 15, 2022
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	Amended and Restated 2017 Equity Incentive Plan.	8-K	001-38034	10.1	May 27, 2022
10.4*	Amended and Restated 2017 Equity Incentive Plan forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.5*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.6*	Alteryx, Inc. Omnibus Bonus Plan	8-K	001-38034	10.1	February 6, 2023
10.7*	Alteryx 2022 Discretionary Bonus Plan.					X
10.8*	Offer Letter by and between the Registrant and Mark Anderson.	10-K	001-38034	10.18	February 12, 2021
10.9*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.	10-K	001-38034	10.10	March 1, 2019
10.10*	Offer Letter by and between the Registrant and Paula Hansen.	10-K	001-38034	10.8	February 15, 2022

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.11*	Offer Letter by and between the Registrant and Suresh Vittal.	10-K	001-38034	10.9	February 15, 2022
10.12	Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated October 14, 2019.	10-K	001-38034	10.17	February 14, 2020
10.13*	Form of Severance and Change in Control Agreement.	10-Q	001-38034	10.1	May 4, 2022
10.14*	Executive Chairman Agreement by and between the Registrant and Dean A. Stoecker.	10-K	001-38034	10.19	February 12, 2021
10.15*	Amended and Restated Offer Letter by and between the Registrant and Christopher M. Lal.	10-K	001-38034	10.9	March 1, 2019
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2022 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.

Date:	February 9, 2023	By:	/s/ Mark Anderson
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

Name	Title	Date

/s/ Mark Anderson	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2023
Mark Anderson

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial Officer)	February 9, 2023
Kevin Rubin

/s/ Chris Natali	Chief Accounting Officer (Principal Accounting Officer)	February 9, 2023
Chris Natali

/s/ Dean A. Stoecker	Executive Chairman and Chairman of the Board of Directors	February 9, 2023
Dean A. Stoecker

/s/ Charles R. Cory	Director	February 9, 2023
Charles R. Cory

/s/ Jeffrey L. Horing	Director	February 9, 2023
Jeffrey L. Horing

/s/ Anjali Joshi	Director	February 9, 2023
Anjali Joshi

/s/ Timothy I. Maudlin	Director	February 9, 2023
Timothy I. Maudlin

/s/ CeCelia Morken	Director	February 9, 2023
CeCelia Morken

/s/ Eileen M. Schloss	Director	February 9, 2023
Eileen M. Schloss

/s/ Dan Warmenhoven	Director	February 9, 2023
Dan Warmenhoven