Form 10-Q
period 2023-03-31
Alteryx, Inc.
filed 2023-04-28
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
On April 20, 2023, there were 62,563,225 shares of the registrant’s Class A common stock outstanding and 7,886,450 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended March 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “would,” “target,” or “project,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•macroeconomic conditions, including the impacts of rising inflation, interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, foreign currency exchange rates, and economic uncertainty;
•our workforce reduction plan and related impacts;
•our ability to execute our long-term growth, go-to-market, and product strategies, including with respect to our cloud offerings;
•the capabilities, performance, and benefits associated with using our products and services, including the timing and speed of, and ability to deliver, additional product innovation, including as a result of integrating acquired technology into our existing technology;
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
Risks Related to Our Notes
•We have a substantial amount of indebtedness which could adversely affect our financial condition and prevent us from fulfilling our obligations under our Notes,
•We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our Notes, which would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our Notes.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in thousands, except per share data)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription-based software license	$91,528	$63,089
PCS and services	107,559	94,852
Total revenue	199,087	157,941
Cost of revenue:
Subscription-based software license	1,955	2,102
PCS and services	28,570	22,139
Total cost of revenue	30,525	24,241
Gross profit	168,562	133,700
Operating expenses:
Research and development	58,741	50,150
Sales and marketing	150,817	115,610
General and administrative	47,195	59,440
Impairment of long-lived assets	—	8,239
Total operating expenses	256,753	233,439
Loss from operations	(88,191)	(99,739)
Interest expense	(5,229)	(2,390)
Other income (expense), net	6,960	(1,950)
Loss before provision for income taxes	(86,460)	(104,079)
Provision for income taxes	2,575	1,488
Net loss	$(89,035)	$(105,567)
Net loss per share attributable to common stockholders, basic	$(1.27)	$(1.56)
Net loss per share attributable to common stockholders, diluted	$(1.27)	$(1.56)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	69,874	67,826
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	69,874	67,826
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	1,856	(2,151)
Foreign currency translation adjustments, net of tax	(3,808)	2,180
Other comprehensive income (loss), net of tax	(1,952)	29
Total comprehensive loss	$(90,987)	$(105,538)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in thousands, except par value)
(unaudited)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$593,491	$104,751
Short-term investments	207,534	237,040
Accounts receivable, net	94,773	259,590
Prepaid expenses and other current assets	159,949	145,767
Total current assets	1,055,747	747,148
Property and equipment, net	69,821	69,157
Operating lease right-of-use assets	49,878	50,997
Long-term investments	84,043	90,184
Goodwill	397,825	398,091
Intangible assets, net	57,171	60,901
Other assets	134,911	140,806
Total assets	$1,849,396	$1,557,284
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,303	$13,883
Accrued payroll and payroll related liabilities	57,675	81,206
Accrued expenses and other current liabilities	50,695	56,592
Deferred revenue	212,458	276,160
Convertible senior notes, net	82,679	84,571
Total current liabilities	414,810	512,412
Long-term debt, net	1,234,252	792,921
Operating lease liabilities	58,318	61,265
Other liabilities	16,834	17,030
Total liabilities	1,724,214	1,383,628
Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of March 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 62,541 and 61,616 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively; 500,000 Class B shares authorized, 7,886 and 7,886 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	8	7
Additional paid-in capital	664,946	622,434
Accumulated deficit	(532,194)	(443,159)
Accumulated other comprehensive loss	(7,578)	(5,626)
Total stockholders’ equity	125,182	173,656
Total liabilities and stockholders’ equity	$1,849,396	$1,557,284
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in thousands)
(unaudited)

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	69,502	$7	$622,434	$(443,159)	$(5,626)	$173,656
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	767	—	(27,164)	—	—	(27,164)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	159	1	8,729	—	—	8,730
Stock-based compensation	—	—	60,950	—	—	60,950
Extinguishment of capped calls	(10)	—	—	—	—	—
Conversion of 2023 Notes, net of tax	9	—	(3)	—	—	(3)
Cumulative translation adjustment	—	—	—	—	(3,808)	(3,808)
Unrealized gain on investments, net of tax	—	—	—	—	1,856	1,856
Net loss	—	—	—	(89,035)	—	(89,035)
Balances at March 31, 2023	70,427	$8	$664,946	$(532,194)	$(7,578)	$125,182
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
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(89,035)	$(105,567)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	8,975	7,389
Non-cash operating lease cost	3,141	5,152
Stock-based compensation	57,473	45,162
Amortization (accretion) of discounts and premiums on investments, net	(941)	477
Amortization of debt discount and issuance costs	892	780
Deferred income taxes	1,218	360
Impairment of long-lived assets	—	8,239
Other non-cash operating activities, net	(2,892)	4,649
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	166,098	120,727
Deferred commissions	1,014	1,281
Prepaid expenses, other current assets, and other assets	(3,817)	(9,516)
Accounts payable	(2,818)	1,854
Accrued payroll and payroll related liabilities	(22,950)	(26,391)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(13,303)	(7,860)
Deferred revenue	(63,099)	(37,918)
Net cash provided by operating activities	39,956	8,818
Cash flows from investing activities:
Capitalized software development costs	(6,214)	(2,672)
Purchases of property and equipment	(1,136)	(6,629)
Cash paid in acquisitions, net of cash acquired	—	(389,769)
Purchases of investments	(52,681)	(38,106)
Sales and maturities of investments	84,720	433,190
Net cash provided by (used in) investing activities	24,689	(3,986)
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of issuance costs	441,749	—
Principal payments on 2023 convertible senior notes	(2,000)	—
Proceeds from exercise of stock options and issuance of shares from employee stock purchase plan	8,730	4,741
Minimum tax withholding paid on behalf of employees for restricted stock units	(27,164)	(14,126)
Net cash provided by (used in) financing activities	421,315	(9,385)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	399	(684)
Net increase (decrease) in cash, cash equivalents and restricted cash	486,359	(5,237)
Cash, cash equivalents and restricted cash—beginning of period	109,451	154,623
Cash, cash equivalents and restricted cash—end of period	$595,810	$149,386
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in thousands)
(unaudited)

	Three Months Ended March 31,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$3,000	$3,000
Cash paid for income taxes	$1,003	$1,110
Cash paid for amounts included in the measurement of operating lease liabilities	$6,075	$7,027
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$876	$6,277
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$2,727
Stock-based compensation included in capitalized software development costs	$1,535	$611
Commissions paid with Class A common stock	$2,709	$8,455
Debt issuance costs recorded in accrued expenses and other current liabilities	$1,207	$—
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
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements, which include the accounts of Alteryx, Inc. and its subsidiaries, have been prepared in conformity with accounting principles generally accepted in the United States of America, or U.S. GAAP, for interim periods. Certain information and disclosures normally included in consolidated financial statements presented in accordance with U.S. GAAP have been condensed or omitted. Certain reclassifications have been made to the fiscal year 2022 condensed consolidated financial statements to conform to the fiscal year 2023 presentation. The reclassifications had no impact on comprehensive loss, total assets, total liabilities, or stockholders’ equity. Accordingly, these unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the related notes included in our Annual Report on Form 10-K for the year ended December 31, 2022, or the Annual Report, filed with the Securities and Exchange Commission, or SEC, on February 10, 2023. All intercompany accounts and transactions have been eliminated in consolidation.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all normal recurring adjustments that are necessary to state fairly the financial position, results of operations, comprehensive loss, and cash flows for the interim periods, but are not necessarily indicative of the results of operations to be anticipated for the full fiscal year ending December 31, 2023.
2. Significant Accounting Policies
Other than as described below, there have been no changes to our accounting policies disclosed in our audited consolidated financial statements and the related notes for the year ended December 31, 2022.
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
Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the three months ended March 31, 2023 that are of significance or potential significance to us.

3. Revenue
Revenue related to our subscription-based software licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to post-contract support, or PCS, subscription-based professional services, cloud-based offerings, and subscriptions to third-party syndicated data is recognized ratably over the subscription term, with the exception of professional services related to training and enablement services. Revenue related to professional services that are training and enablement services is recognized at a point in time as the services are performed. For the periods presented, revenue from professional services was not material.
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenue by region:
United States	$143,665	$110,033
International	55,422	47,908
Total	$199,087	$157,941
No country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, France, Germany, Japan, Singapore, United Arab Emirates, and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
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
As of March 31, 2023 and December 31, 2022, we had deferred revenue of $212.5 million and $276.2 million, respectively, included in current deferred revenue and $6.2 million and $4.0 million, respectively, included in other liabilities on our condensed consolidated balance sheet. During the three months ended March 31, 2023 and 2022, we recognized $127.0 million and $83.2 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.
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

A summary of the activity impacting our deferred commissions during the three months ended March 31, 2023 and 2022 is presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning balance(1)	$96,239	$69,817
Additional deferred commissions	17,065	10,968
Amortization of deferred commissions	(17,965)	(13,028)
Effects of foreign currency translation	278	(286)
Ending balance	$95,617	$67,471
(1) Of the total amount of commissions deferred as of January 1, 2023 and January 1, 2022, $1.6 million and $6.3 million were paid in shares of our Class A common stock in the three months ended March 31, 2023 and March 31, 2022, respectively.
As of March 31, 2023 and 2022, $42.2 million and $30.8 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three months ended March 31, 2023 and 2022. There were no assets recognized related to the costs to fulfill contracts during each of the three months ended March 31, 2023 and 2022 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of March 31, 2023, we had an aggregate transaction price of $508.8 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $474.2 million as revenue over the next 24 months, with the remaining amount expected to be recognized thereafter.

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
The purchase consideration for the acquisition primarily consisted of $341.4 million of goodwill and $48.5 million in completed technology.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, net unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of March 31, 2023 and December 31, 2022 (in thousands):

	As of March 31, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$72,343	$—	$72,343	$72,343	$—	$—
Level 1:
Money market funds	488,317	—	488,317	488,317	—	—
Subtotal	488,317	—	488,317	488,317	—	—
Level 2:
Commercial paper	76,489	(36)	76,453	29,843	46,610	—
Certificates of deposit	5,016	—	5,016	—	5,016	—
U.S. Treasury and agency bonds	205,558	(1,566)	203,992	2,988	121,718	79,286
Corporate bonds	39,281	(334)	38,947	—	34,190	4,757
Subtotal	326,344	(1,936)	324,408	32,831	207,534	84,043
Level 3:	—	—	—	—	—	—
Total	$887,004	$(1,936)	$885,068	$593,491	$207,534	$84,043

	As of December 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$62,880	$—	$62,880	$62,880	$—	$—
Level 1:
Money market funds	20,210	—	20,210	20,210	—	—
Subtotal	20,210	—	20,210	20,210	—	—
Level 2:
Commercial paper	60,197	(115)	60,082	21,064	39,018	—
Certificates of deposit	6,000	(3)	5,997	—	5,997	—
U.S. Treasury and agency bonds	236,559	(3,065)	233,494	597	156,090	76,807
Corporate bonds	46,171	(609)	45,562	—	35,935	9,627
Subtotal	348,927	(3,792)	345,135	21,661	237,040	86,434
Level 3:	—	—	—	—	—	—
Total	$432,017	$(3,792)	$428,225	$104,751	$237,040	$86,434
All long-term investments had maturities between one and two years in duration as of March 31, 2023.
As of March 31, 2023, we had gross unrealized losses of $2.1 million with respect to $238.4 million aggregate fair value of our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of March 31, 2023.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes, as defined in Note 8. Debt, carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of March 31, 2023 and December 31, 2022, the fair value of our Notes was $1,281.3 million and $805.8 million, respectively. The carrying amounts of our accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.

Assets and Liabilities Recorded at Fair Value on a Non-Recurring Basis. See Note 4, Business Combinations, and Note 7, Goodwill and Intangible Assets, of these notes to our condensed consolidated financial statements for fair value measurements of certain assets and liabilities recorded at fair value on a non-recurring basis. These include the fair value of assets acquired and liabilities assumed in a business acquisition, and goodwill and other long-lived assets when they are held for sale or determined to be impaired.
Other Investments. The table above does not include our debt and equity investments in which we do not have a controlling interest or significant influence. As of March 31, 2023, the balance of our investments was $6.4 million, which is included in other assets, compared to $3.8 million as of December 31, 2022, which is included in long-term investments. Since our initial investments, there have been no impairments or adjustments to the carrying amounts of our equity or debt investments.

6. Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract asset	$68,518	$59,669
Deferred commissions	42,240	41,139
Prepaid expenses	36,520	37,783
Other	12,671	7,176
Total	$159,949	$145,767
Other assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Contract asset	$63,931	$71,448
Deferred commissions	53,378	55,100
Other	17,602	14,258
Total	$134,911	$140,806

7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the three months ended March 31, 2023 was as follows (in thousands):

Goodwill as of December 31, 2022	$398,091
Effects of foreign currency translation	(266)
Goodwill as of March 31, 2023	$397,825
Intangible assets consisted of the following (in thousands, except years):

	As of March 31, 2023
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	1.9	$2,436	$(1,431)	$1,005
Completed technology	5.5	82,023	(26,785)	55,238
Trade names	1.9	1,500	(572)	928
		$85,959	$(28,788)	$57,171

	As of December 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.1	$2,466	$(1,320)	$1,146
Completed technology	5.6	82,209	(23,506)	58,703
Trade names	2.1	1,500	(448)	1,052
		$86,175	$(25,274)	$60,901
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at March 31, 2023 (in thousands):

Remainder of 2023	$8,872
2024	11,779
2025	10,181
2026	9,298
2027	8,311
Thereafter	8,730
Total amortization expense	$57,171

8. Debt
Our debt consisted of the following, which comprises the current portion of certain convertible notes, our long-term convertible notes, and our long-term senior unsecured notes, each as further described below (in thousands):

	As of March 31, 2023				As of December 31, 2022
	2023 Notes	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$82,748	$400,000	$400,000	$450,000	$84,748	$400,000	$400,000
Less: debt discount and issuance costs, net of amortization	(69)	(2,292)	(4,102)	(9,354)	(177)	(2,700)	(4,379)
Net carrying amount	$82,679	$397,708	$395,898	$440,646	$84,571	$397,300	$395,621
Senior Unsecured Notes
In March 2023, we sold $450.0 million aggregate principal amount of our 8.75% senior notes due 2028, or the 2028 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. The 2028 Notes have not been registered, and we do not intend to register the 2028 Notes, under the Securities Act or the securities laws of any other jurisdiction. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries. Interest on the 2028 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. Unless earlier redeemed or repurchased, the 2028 Notes will mature on March 15, 2028. The effective interest rate of the 2028 Notes is 9.27%.
The Indenture governing the 2028 Notes gives us the option to redeem some or all of the 2028 Notes at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. We may make optional redemptions at prices equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus applicable “make-whole” premiums. In addition, we may redeem up to 40% of the original aggregate principal amount of the 2028 Notes using the net cash proceeds of certain equity offerings completed on or before March 15, 2025 at a redemption price of 108.75%.
The 2028 Notes rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including our 2023 Notes, 2024 Notes, and 2026 Notes, each as defined below, and do not contain financial covenants but include covenants that, among other things, limit our ability to grant liens on certain assets to secure debt, grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2028 Notes, and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person.
Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in thousands):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230,000	0.5%	1.00%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400,000	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400,000	1.0%	1.32%	$5.2809	$189.36
As further defined and described below, the 2024 Notes and the 2026 Notes are together referred to as the 2024 & 2026 Notes, the 2023 Notes and the 2024 & 2026 Notes are collectively referred to as the Convertible Notes, and the 2023 Notes, 2024 & 2026 Notes, and 2028 Notes are collectively referred to as the Notes.
The 2023 Notes are our senior, unsecured obligations and interest is payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018.

The 2024 & 2026 Notes are our senior, unsecured obligations and interest is payable semi-annually in arrears on February 1 and August 1 of each year beginning February 1, 2020.
Prior to the close of business on the business day immediately preceding March 1, 2023, or the 2023 Conversion Date, in the case of the 2023 Notes, or May 1, 2024, or the 2024 Conversion Date, in the case of the 2024 Notes, or May 1, 2026, or the 2026 Conversion Date, in the case of the 2026 Notes, the respective Convertible Notes are convertible at the option of holders only upon satisfaction of certain conditions and during certain periods, and thereafter, at any time until the close of business on the second scheduled trading day immediately preceding the relevant maturity date. The applicable conversion rate is subject to customary adjustments for certain events as described in the applicable indenture between us and U.S. Bank National Association, as trustee, or, collectively, the Indentures. Upon conversion, the Convertible Notes may be settled in shares of our Class A common stock, cash, or a combination of cash and shares of our Class A common stock, at our election.
Prior to the close of business on the business day immediately preceding the applicable Conversion Date, the applicable series of Convertible Notes is convertible at the option of the holders under the following circumstances:
•during any calendar quarter commencing after the calendar quarter subsequent to the calendar quarter in which the applicable series of Convertible Notes was issued (and only during such calendar quarter), if the last reported sale price of our Class A common stock for at least 20 trading days (whether or not consecutive) during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the applicable conversion price of the applicable series of Convertible Notes on each applicable trading day;
•during the five-business day period after any five consecutive trading day period in which the trading price per $1,000 principal amount of the applicable series of Convertible Notes for each day of that five day consecutive trading day period was less than 98% of the product of the last reported sale price of our Class A common stock and the applicable conversion rate of the applicable series of Convertible Notes on such applicable trading day; or
•upon the occurrence of specified corporate events described in the applicable Indenture.
Beginning on the 2023 Conversion Date, holders may convert all or any portion of their 2023 Notes at any time prior to the close of business on the second scheduled trading day immediately preceding the maturity date. As the 2023 Notes mature on June 1, 2023 and are convertible at the holder’s option until the maturity date, they were classified as current liabilities on the condensed consolidated balance sheet as of March 31, 2023. We will utilize a combination settlement method and settle the remaining principal amount of the 2023 Notes with cash and conversion premium in shares. As of March 31, 2023, the aggregate if-converted value of the 2023 Notes exceeded their aggregate principal amount by $27.1 million. As of March 31, 2023, the 2024 & 2026 Notes were not convertible.
We may not redeem any series of Convertible Notes prior to the relevant maturity date. Holders of any series of Convertible Notes have the right to require us to repurchase for cash all or a portion of their applicable series of Convertible Notes, at 100% of its respective principal amount, plus any accrued and unpaid interest, upon the occurrence of a fundamental change as defined in the applicable Indenture for such series of Convertible Notes. We are also required to increase the conversion rate for holders who convert their Convertible Notes in connection with certain corporate events occurring prior to the relevant maturity date.
The Convertible Notes are our senior unsecured obligations and rank (i) senior in right of payment to any of our indebtedness and other liabilities that are expressly subordinated in right of payment to the Convertible Notes, (ii) equal in right of payment among all series of Convertible Notes, to the 2028 Notes, and to any other existing and future indebtedness and other liabilities that are not subordinated, (iii) effectively junior in right of payment to any of our secured indebtedness and other liabilities to the extent of the value of the assets securing such indebtedness and other liabilities, and (iv) structurally subordinated to all existing and future indebtedness (including the guarantees of the 2028 Notes by certain of our subsidiaries) and other liabilities (including trade payables) of our current or future subsidiaries.

Capped Call Transactions
In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the 2023 Notes and other financial institutions. In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the applicable series of Convertible Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the applicable series of Convertible Notes, with an initial strike price of approximately $44.33 per share in the case of the 2023 Notes, which corresponds to the initial conversion price of the 2023 Notes, and approximately $189.36 per share in the case of the 2024 & 2026 Notes, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes. Further, the capped call options are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the applicable series of Convertible Notes, and have a cap price of $62.22 per share in the case of the 2023 Notes, and $315.60 per share in the case of the 2024 & 2026 Notes.
In connection with the conversion of a portion of the 2023 Notes discussed below, we terminated a corresponding portion of the existing capped call transactions that we entered into in connection with the issuance of the 2023 Notes, which resulted in the net share settlement and our receipt and retirement of 9,394 shares of Class A common stock.
Conversion of 2023 Notes
During the three months ended March 31, 2023, we settled a request to convert $2.0 million aggregate principal amount of the 2023 Notes for $2.0 million in cash and 8,598 shares of Class A common stock.
The following table sets forth interest expense recognized related to the Notes (in thousands):

	Three Months Ended March 31,
	2023	2022
Contractual interest expense	$4,337	$1,606
Amortization of debt issuance costs and discount	892	780
Total	$5,229	$2,386
Contractual Obligations of Notes
The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in thousands):

Payments Due by Period
Remainder of 2023	$106,627
2024	445,375
2025	43,375
2026	443,375
2027	39,375
2028	469,688
Total principal and related contractual interest	$1,547,815

9. Equity Awards
Stock Options
Stock option activity, excluding activity related to the employee stock purchase plan, during the three months ended March 31, 2023 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	1,106	$41.43
Granted	—	—
Exercised	(11)	13.07
Canceled/forfeited	—	—
Options outstanding at March 31, 2023	1,095	$41.71
There were no options granted during the three months ended March 31, 2023. As of March 31, 2023, there was $2.4 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 1.1 years.
Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the three months ended March 31, 2023 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2022	9,928	$55.70
Granted	2,710	64.60
Vested	(1,186)	68.03
Canceled/forfeited	(419)	64.09
RSUs outstanding at March 31, 2023	11,033	$56.24
(1) Includes restricted stock units with market, performance, and/or service conditions.
During the three months ended March 31, 2023, we granted PRSUs to certain executives with a grant date fair value of $13.9 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2024 based upon the percentage achievement of certain annualized recurring revenue and operating margin metrics or will otherwise be forfeited on December 31, 2023 if the targets are not met.
As of March 31, 2023, total unrecognized compensation expense related to unvested RSUs and PRSUs was approximately $518.8 million, which is expected to be recognized over a weighted-average period of 2.2 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenue	$3,315	$3,404
Research and development	14,056	11,174
Sales and marketing	22,623	15,220
General and administrative	17,479	15,364
Total	$57,473	$45,162

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
As of March 31, 2023 and December 31, 2022, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

11. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in thousands, except percentages):

	Three Months Ended March 31,
	2023	2022
Provision for income taxes	$2,575	$1,488
Effective tax rate	(3.0)%	(1.4)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of March 31, 2023, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of March 31, 2023.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three months ended March 31, 2022 and 2023 was primarily attributable to increased foreign withholding tax and state minimum tax in the related jurisdictions. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three months ended March 31, 2022 or 2023 as a result of the full valuation allowance against our U.S. and U.K. net deferred tax assets.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

12. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss attributable to common stockholders	$(89,035)	$(105,567)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	69,874	67,826
Net loss per share attributable to common stockholders, basic and diluted	$(1.27)	$(1.56)
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

	Three Months Ended March 31,
	2023	2022
Stock awards	8,284	7,018
Convertible senior notes	5,618	6,136
Total shares excluded from net loss per share	13,902	13,154

13. Subsequent Events

On April 27, 2023, we announced a workforce reduction plan, or the Workforce Reduction Plan, intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth. The Workforce Reduction Plan is expected to impact primarily employees in our sales and marketing and general and administrative organizations. We currently estimate that we will incur charges of approximately $11.0 million to $13.0 million in connection with the Workforce Reduction Plan, consisting of cash expenditures for the notice period and severance payments, employee benefits, and job placement services. We expect that the majority of the charges will be incurred in the second quarter of 2023 and that the execution of the Workforce Reduction Plan will be substantially complete by the end of the third quarter of 2023.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and related notes that are included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report, filed with the SEC on February 10, 2023. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” set forth in Part II, Item 1A of this Quarterly Report on Form 10-Q. See “Special Note Regarding Forward-Looking Statements” above.
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
Our analytics platform comprises Alteryx Designer, our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes through an intuitive drag-and-drop interface; Alteryx Server, our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment; Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise; and Alteryx Intelligence Suite, our solution for artificial intelligence that provides automated modeling, optical character recognition, and natural language processing to gain insights and produce production models. Our Alteryx Analytics Cloud platform also offers cloud-native products, including Alteryx Designer Cloud, our cloud-native data profiling, preparation, and data pipelining product used to create visual workflows or analytic processes through our drag-and-drop interface; Alteryx Machine Learning, our cloud-based solution for automated machine learning, or AutoML, where business analysts can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience; and Alteryx Auto Insights, our cloud-native analytics solution built for enterprises that utilizes artificial intelligence-driven data discovery to perform root cause analysis of business trends to automate insights for business users. In addition, Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. The Alteryx Community also provides a channel for users to share tools and workflows in a centralized repository.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of March 31, 2023, we had over 8,300 customers in more than 90 countries, including over 930 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three months ended March 31, 2023 and 2022.
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

Key Business Metrics
We review the following key business metrics to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans, and make strategic decisions:
Annualized Recurring Revenue. We derive a large portion of our revenue from subscriptions for use of our software platform. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. A portion of revenue from our subscriptions is recognized at the point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. The remaining portion is recognized ratably over the life of the contract. This revenue recognition creates variability in the revenue we recognize from period to period based on the timing of subscription start dates and the subscription term.
In order to measure the underlying performance of our subscription-based contracts, we calculate annualized recurring revenue, or ARR, which represents the annualized recurring value of all active subscription contracts at the end of a reporting period and excludes the value of non-recurring revenue streams that are recognized at a point in time, such as certain professional services. ARR is a performance metric and should be viewed independently of revenue and deferred revenue, and is not intended to be a substitute for, or combined with, any of these items. Both multi-year contracts and contracts with terms less than one year are annualized by dividing the total committed contract value by the number of months in the subscription term and then multiplying by twelve. Annualizing contracts with terms less than one year results in amounts being included in our ARR calculation that are in excess of the total contract value for those contracts at the end of the reporting period.
The following table summarizes our annualized recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2022	2022	2022	2022	2023
Annualized recurring revenue	$684	$727	$758	$834	$857
Dollar-Based Net Expansion Rate. Our dollar-based net expansion rate is a trailing four-quarter average of the ARR from a cohort of customers in a quarter as compared to the same quarter in the prior year. A dollar-based net expansion rate equal to 100% would generally imply that we received the same amount of ARR from our cohort of customers in the current quarter as we did in the same quarter of the prior year. A dollar-based net expansion rate less than 100% would generally imply that we received less ARR from our cohort of customers in the current quarter than we did in the same quarter of the prior year. A dollar-based net expansion rate greater than 100% would generally imply that we received more ARR from our cohort of customers in the current quarter than we did in the same quarter of the prior year.
To calculate our dollar-based net expansion rate, we first identify a cohort of customers, or the Base Customers, in a particular quarter, or the Base Quarter. A customer will not be considered a Base Customer unless such customer has an active subscription on the last day of the Base Quarter. We then divide the ARR in the same quarter of the subsequent year attributable to the Base Customers, or the Comparison Quarter, including Base Customers from which we no longer derive ARR in the Comparison Quarter, by the ARR attributable to those Base Customers in the Base Quarter. Our dollar-based net expansion rate in a particular quarter is then obtained by averaging the result from that particular quarter with the corresponding result from each of the prior three quarters.
To better align our reported business metrics, beginning in the first quarter of 2023, we revised our dollar-based net expansion calculation to utilize ARR instead of annual contract value, which, if applied to prior periods presented, would have had no more than a 1% impact on any such prior period. As a result, we have not recast prior period dollar-based net expansion rates to conform to the current definition because the impact is immaterial.

The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2022	2022	2022	2022	2023
Dollar-based net expansion rate	119%	120%	121%	121%	121%
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
The following table summarizes the number of our customers at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,
	2022	2022	2022	2022	2023
Customers	8,195	8,296	8,340	8,358	8,338

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Revenue:
Subscription-based software license	$91,528	$63,089
PCS and services	107,559	94,852
Total revenue	199,087	157,941
Cost of revenue:
Subscription-based software license	1,955	2,102
PCS and services	28,570	22,139
Total cost of revenue(1)	30,525	24,241
Gross profit	168,562	133,700
Operating expenses:
Research and development(1)	58,741	50,150
Sales and marketing(1)	150,817	115,610
General and administrative(1)	47,195	59,440
Impairment of long-lived assets	—	8,239
Total operating expenses	256,753	233,439
Loss from operations	(88,191)	(99,739)
Interest expense	(5,229)	(2,390)
Other income (expense), net	6,960	(1,950)
Loss before provision for income taxes	(86,460)	(104,079)
Provision for income taxes	2,575	1,488
Net loss	$(89,035)	$(105,567)
(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Cost of revenue	$3,315	$3,404
Research and development	14,056	11,174
Sales and marketing	22,623	15,220
General and administrative	17,479	15,364
Total	$57,473	$45,162

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended March 31,
	2023	2022
Revenue:
Subscription-based software license	46.0%	39.9%
PCS and services	54.0	60.1
Total revenue	100.0	100.0
Cost of revenue:
Subscription-based software license	1.0	1.3
PCS and services	14.3	14.0
Total cost of revenue	15.3	15.3
Gross profit	84.7	84.7
Operating expenses:
Research and development	29.5	31.8
Sales and marketing	75.8	73.2
General and administrative	23.7	37.6
Impairment of long-lived assets	—	5.2
Total operating expenses	129.0	147.8
Loss from operations	(44.3)	(63.1)
Interest expense	(2.6)	(1.5)
Other income (expense), net	3.5	(1.3)
Loss before provision for income taxes	(43.4)	(65.9)
Provision for income taxes	1.3	0.9
Net loss	(44.7)%	(66.8)%

Comparison of the Three Months Ended March 31, 2023 and 2022
Revenue

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$91,528	$63,089	$28,439	45.1%
PCS and services	107,559	94,852	12,707	13.4
Total revenue	$199,087	$157,941	$41,146	26.1%
Subscription-based software license revenue increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in sales to new and existing customers during the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition, the increases in PCS and services revenue are primarily attributed to sales to customers in prior periods and growth in our customer base between March 31, 2022 and March 31, 2023. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. Sales of our cloud-based product offerings did not represent a material amount of revenue for each of the three months ended March 31, 2023 and 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
United States	$143,665	$110,033	$33,632	30.6%
International	55,422	47,908	7,514	15.7
Total revenue	$199,087	$157,941	$41,146	26.1%
Cost of Revenue and Gross Margin

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Subscription-based software license	$1,955	$2,102	$(147)	(7.0)%
PCS and services	28,570	22,139	6,431	29.0
Total cost of revenue	$30,525	$24,241	$6,284	25.9%
% of revenue	15.3%	15.3%
Gross margin	84.7%	84.7%
Cost of revenue increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to $4.7 million in increased employee-related costs driven by incremental headcount and annual merit increases for eligible employees. Additionally, there was an increase of $1.0 million in amortization of intangibles associated with our recent acquisitions.
As of March 31, 2023, we had 302 cost of revenue personnel as compared to 262 as of March 31, 2022.

Research and Development

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Research and development	$58,741	$50,150	$8,591	17.1%
% of revenue	29.5%	31.8%
Research and development expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to $7.2 million in increased employee-related costs, including stock-based compensation, driven by incremental headcount and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in information technology and overhead costs of $1.6 million due to the procurement of additional software licenses to support the increased headcount and cloud infrastructure.
As of March 31, 2023, we had 711 research and development personnel as compared to 609 as of March 31, 2022.
Sales and Marketing

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Sales and marketing	$150,817	$115,610	$35,207	30.5%
% of revenue	75.8%	73.2%
Sales and marketing expense increased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to an increase in employee-related costs, including stock-based compensation, of $27.8 million. The overall increase in employee-related costs was a result of increased headcount and additional stock awards granted to new hires and as part of our equity refresh programs. There was an additional increase related to the effect of higher travel and entertainment expenses of $5.0 million, primarily due to our annual sales kickoff conference and increased international travel.
As of March 31, 2023, we had 1,464 sales and marketing personnel as compared to 1,126 as of March 31, 2022.
General and Administrative

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
General and administrative	$47,195	$59,440	$(12,245)	(20.6)%
% of revenue	23.7%	37.6%
General and administrative expense decreased for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 primarily due to a decrease in consulting and outsourced labor costs of $11.2 million, which were higher in the prior period as a result of legal and accounting professional services fees related to our acquisition of Trifacta, a decrease in overhead costs of $1.5 million resulting primarily from our prior year office rationalization, and a $1.1 million decrease in employee-related costs, primarily due to a decrease in headcount and organization realignment. These decreases were offset by a $2.1 million increase in stock-based compensation, driven by a full period of recognition of the prior year market-based awards to certain executives.
As of March 31, 2023, we had 373 general and administrative personnel as compared to 387 as of March 31, 2022.

Impairment of Long-Lived Assets

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Impairment of long-lived assets	$—	$8,239	$(8,239)	*

*	Not meaningful
The long-lived asset impairment during the three months ended March 31, 2022 was attributable to the ceased use and sublease of our previous corporate headquarters. We recorded impairments on the right-of-use asset and related fixed asset of $6.1 million and $2.1 million, respectively, as the carrying values exceeded the future discounted cash flows.
Interest Expense

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Interest expense	$(5,229)	$(2,390)	$(2,839)	118.8%
Interest expense is primarily attributable to our 2023 Notes, 2024 & 2026 Notes, and 2028 Notes issued during the three months ended June 30, 2018, September 30, 2019, and March 31, 2023, respectively. Interest expense increased in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 due to our issuance of the 8.75% senior notes due 2028 in March 2023.
Other Income (Expense), Net

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Other income (expense), net	$6,960	$(1,950)	$8,910	(456.9)%

Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other income (expense), net for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was related to gains in foreign currency remeasurement of $4.3 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact and an increase in investment income of $3.7 million due to higher interest rates.

Provision for Income Taxes

	Three Months Ended March 31,		Change
	2023	2022	Amount	%
	(in thousands, except percentages)
Provision for income taxes	$2,575	$1,488	$1,087	73.1%
The change in the provision for income taxes for the three months ended March 31, 2023 as compared to the three months ended March 31, 2022 was primarily due to increased foreign withholding tax as a result of an increase in revenue in the related jurisdictions and state minimum taxes. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries.
Liquidity and Capital Resources
We had $885.1 million and $432.0 million of cash, cash equivalents, and investments in marketable securities with $851.6 million and $397.8 million held domestically, as of March 31, 2023 and December 31, 2022, respectively. The increase in cash and cash equivalents and investments is primarily associated with the offering and sale of $450.0 million in aggregate principal amount of the 2028 Notes during the three months ended March 31, 2023. Net proceeds received from the offering were $441.7 million, net of debt issuance costs paid as of three months ended March 31, 2023.
Our principal uses of cash are funding our operations and other working capital requirements.
In the short term, we believe that our existing cash and cash equivalents, marketable securities, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our product and service offerings, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing. To the extent existing cash and cash equivalents, short-term investments, and cash from operations are not sufficient to fund future activities, we may need to raise additional funds. We may seek to raise additional funds through equity, equity-linked, or debt financings. If we raise additional funds through the incurrence of indebtedness, such indebtedness may have rights that are senior to holders of our equity and other debt securities and could contain covenants that restrict operations. Any additional equity or convertible debt financing may be dilutive to stockholders. If we are unable to raise additional capital or refinance our existing indebtedness when desired, our business, operating results, and financial condition could be adversely affected. Additionally, as market conditions warrant, we may, from time to time, repurchase our outstanding debt securities in the open market, in privately negotiated transactions, by tender offer, by exchange transaction, or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity, and other factors and may be commenced or suspended at any time. In addition, we may redeem the 2028 Notes in accordance with the terms of the applicable Indenture. The amounts involved and total consideration paid may be material.
Other than the issuance of the 2028 Notes as described elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations and commitments during the three months ended March 31, 2023 from the indebtedness or contractual obligations and commitments disclosed in the Annual Report. See Note 8, Debt, and Note 10, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Three Months Ended March 31,
	2023	2022
	(in thousands)
Net cash provided by operating activities	$39,956	$8,818
Net cash provided by (used in) investing activities	24,689	(3,986)
Net cash provided by (used in) financing activities	421,315	(9,385)
Operating Activities
Net cash provided by operating activities was $40.0 million for the three months ended March 31, 2023. Net cash provided by operating activities primarily reflected a net loss of $89.0 million, offset by a change in operating assets and liabilities of $61.1 million and net non-cash activity of $67.9 million.
Net cash provided by operating activities was $8.8 million for the three months ended March 31, 2022. Net cash provided by operating activities primarily reflected net non-cash activity of $72.2 million and a change in operating assets and liabilities of $42.2 million, offset in part by a net loss of $105.6 million.
Changes in operating assets and liabilities are primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the three months ended March 31, 2022 and 2023 compared to the year ended December 31, 2021 and 2022, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liabilities and a net decrease in deferred revenue balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable. During the three months ended March 31, 2023, eligible non-commissioned employees were paid the remaining 50% of their annual cash incentive bonuses, which followed the payment of the initial 50% of their annual cash incentive bonuses through a mid-year bonus payout during the three months ended September 30, 2022. During the three months ended March 31, 2022, the entirety of the annual cash incentive bonus achieved was paid to eligible non-commissioned employees.
Investing Activities
Net cash provided by investing activities for the three months ended March 31, 2023 was $24.7 million, consisting of $32.0 million of sales and maturities of investments, net of purchases, offset in part by $6.2 million of capitalized software development costs and $1.1 million of purchases of property and equipment.
Net cash used in investing activities for the three months ended March 31, 2022 was $4.0 million, consisting of $389.8 million of cash paid in connection with our acquisition of Trifacta, $6.6 million of purchases of property and equipment, and $2.7 million of capitalized software development costs, offset in part by $395.1 million of sales and maturities of investments, net of purchases.
Financing Activities
Net cash provided by financing activities for the three months ended March 31, 2023 was $421.3 million, consisting primarily of net proceeds from our issuance of the 2028 Notes of $441.7 million, net of debt issuance costs paid as of the three months ended March 31, 2023 and proceeds from stock option exercises and our employee stock purchase plan of $8.7 million, offset in part by the minimum tax withholding paid on behalf of employees for RSU settlements of $27.2 million, and cash payments on the 2023 Notes of $2.0 million.
Net cash used in financing activities for the three months ended March 31, 2022 was $9.4 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $14.1 million, offset in part by proceeds from stock option exercises and our employee stock purchase plan of $4.7 million.

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound and euro. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies where our operations are located. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries, including as a result of intercompany loans denominated in non-functional currencies. Increases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $885.1 million as of March 31, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the three months ended March 31, 2023 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of March 31, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Although we have generated net income in prior periods, we incurred a net loss in the three months ended March 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we leverage the investments made to our organization in prior years and continue implementing initiatives designed to grow our business in a disciplined manner, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve or, once achieved, sustain profitability. We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic uncertainty, rising levels of inflation, interest rates, the COVID-19 pandemic, or other similar events or circumstances. In addition, growth of our revenue may slow or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies are experiencing and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia's invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While we did not hold a material amount of cash at SVB and, as a result, the closure of SVB did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
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

Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introductions of Alteryx Designer Cloud and Alteryx Machine Learning, our first cloud-based products, and the addition of Alteryx Auto Insights, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increases, which could negatively impact our margins. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services, until industry and marketplace reviews become widely available, or due to concerns regarding migration complexity and product or service infancy issues. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. As part of our product lifecycle, we have, and may in the future, discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in January 2023, we discontinued the sale of Alteryx Promote. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, and Alteryx Designer Cloud, we need to continually enhance and improve our platform to keep pace with changes in internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While most of our customers currently deploy our on-premise platform, we have recently released cloud-based products, including Alteryx Designer Cloud, Alteryx Machine Learning, and Alteryx Auto Insights. The incorporation of a cloud-based business model into our operations has required and will continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, any of which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results, and gross margins.

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
We have experienced rapid growth in headcount and operations in our recent past and expect to continue to grow in the future. For example, as of March 31, 2023, we had 2,850 full-time employees, compared with 2,384 as of March 31, 2022. We have also established and expanded our operations in a number of countries outside the United States in the last several years and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, the Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. In addition, we license our platform to customers in more than 90 countries. This growth has placed, and may continue to place, significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. Further, we believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel and customers, and maintaining our culture has become more challenging as we have grown our employee base over the last several years, including through the acquisition of other companies. If we are unable to manage our growth successfully, including as a result of our inability to maintain our corporate culture, without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to market and sell our platform could be harmed.
Further, due to our rapid growth in recent years, we have limited experience operating at our current scale and potentially at a larger scale in the future, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, which may include risks related to satisfying existing customers and attracting new customers; effectively managing expenses and investments; expanding operations in the United States and internationally; geopolitical and macroeconomic conditions; innovating our offerings; effectively recruiting, integrating, training, and motivating a large number of new employees; and other risks. If our assumptions regarding these and other risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
Our continued revenue growth has been dependent on our being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force, software engineers, and other highly skilled personnel. There has been substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We saw this demand for talent increase among our peers and competitors in the recent past due to, among other things, the significant growth the technology sector experienced. Due to the current period of economic uncertainty, we have slowed our hiring and eliminated positions where deemed necessary or appropriate. When the macroeconomic climate stabilizes, we may resume expansion of our talent. However, the demand for talent may increase and heightened competition for engineers, experienced sales personnel, and other highly skilled personnel may continue. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during periods of heightened uncertainty and as other challenging market conditions related to macroeconomic and other factors continue. Due to our accelerated hiring in prior years, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or volatility or lack of performance in our stock price, we may need to provide higher levels of compensation, including equity compensation, or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.
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
From time to time, we realign our resources and talent to implement stage-appropriate business strategies, including through reductions in force. These realignment activities have resulted in, and any additional furlough, layoff, or other reduction in force in the future may result in, the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims. Any of the foregoing could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings or other benefits anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions that were not previously contemplated, which could result in additional adverse effects on our business or operating results.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We, and our third-party partners, have security measures and disaster response plans in place to help protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces have transitioned to part-time or full-time work from home arrangements, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, intentional or unintentional user conduct, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, as many of our employees continue to work remotely part-time or full-time, we may face additional data security risks. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our and other technology companies’ common stock have been highly volatile in recent years, including during the COVID-19 pandemic and as a result of macroeconomic uncertainty, rising inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, and other circumstances often unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we are unable to refinance our existing debt on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

Risks Related to Our Notes
We have a substantial amount of indebtedness which could adversely affect our financial condition and prevent us from fulfilling our obligations under our Notes.
The holders of the Notes (as defined in Note 8, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) may be negatively affected by our levels of indebtedness. As of March 31, 2023, we had approximately $1.3 billion of indebtedness for borrowed money. Our indebtedness could have important consequences, including:
•limiting our ability to obtain additional financing to fund working capital, capital expenditures, acquisitions, or other general corporate requirements;
•requiring a portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions, and other general corporate purposes;
•increasing our vulnerability to adverse changes in general economic, industry, and competitive conditions; and
•increasing our cost of borrowing.
As a result, our business operations and financial condition may suffer, and we may have difficulty making required payments on our Notes or refinancing our Notes when they become due.
The Indenture governing the 2028 Notes contains restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest.
The Indenture governing the 2028 Notes contains restrictive covenants that may limit our ability to, among other things:
•create liens on certain assets to secure debt;
•grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2028 Notes; and
•consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person.

As a result of these restrictions, we will be limited as to how we conduct our business, and we may be unable to raise additional debt or equity financing to compete effectively or to take advantage of new business opportunities. Our failure to comply with these covenants could result in an event of default which, if not cured or waived, could result in the acceleration or cross-acceleration of our Notes. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
Our failure to comply with the restrictive covenants described above and/or the terms of any future indebtedness from time to time could result in an event of default, which, if not cured or waived, could result in our being required to repay these borrowings before their due dates. If we are forced to refinance these borrowings on less favorable terms or cannot refinance these borrowings, our results of operations and financial condition could be adversely affected.
Although our Notes are referred to as senior notes, they are effectively subordinated to any of our secured debt and any liabilities of our subsidiaries.
The Notes are not secured by any of our assets. As a result, the Notes and the guarantees with respect to the 2028 Notes. will be effectively subordinated to our future secured indebtedness (including any indebtedness under any future secured credit facility) with respect to the assets that secure that indebtedness. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.
In addition, only certain of our existing and future subsidiaries will guarantee the 2028 Notes. Our subsidiaries that do not guarantee the 2028 Notes will have no obligation, contingent or otherwise, to pay amounts due under the 2028 Notes or to make any funds available to pay those amounts, whether by dividend, distribution, loan, or other payment. The 2028 Notes will be structurally subordinated to all indebtedness and other obligations of any non-guarantor subsidiary such that in the event of insolvency, liquidation, reorganization, dissolution, or other winding up of any subsidiary that is not a guarantor, all of that subsidiary’s creditors (including trade creditors and preferred stockholders, if any) would be entitled to payment in full out of that subsidiary’s assets before we would be entitled to any payment.
Further, our subsidiaries that provide, or will provide, guarantees of the 2028 Notes will be automatically released from those guarantees upon the occurrence of certain events, including the following:
•the release or discharge of any guarantee or indebtedness that resulted in the creation of the guarantee of the 2028 Notes by such subsidiary guarantor;
•the sale or other disposition, including the sale of substantially all the assets, of that subsidiary guarantor; or
•upon the achievement of investment grade status by the 2028 Notes from any two of Fitch Ratings, Inc., or Fitch, Moody’s Investors Service, Inc,, or Moody’s, and Standard & Poors Ratings Services, or S&P, provided that such guarantees shall be reinstated if the 2028 Notes at any time cease to have investment grade status.
If any subsidiary guarantee is released, no holder of the 2028 Notes will have a claim as a creditor against that subsidiary, and the indebtedness and other liabilities (including trade payables and preferred stock, if any), whether secured or unsecured, of that subsidiary will be effectively senior to the claim of any holder of the 2028 Notes.
The Indentures governing our Notes allow, and any future debt instruments of ours and/or our subsidiaries may allow, us and/or our subsidiaries to incur significantly more debt, which could exacerbate the risks described in this Quarterly Report on Form 10-Q.
The terms of Indentures governing the Notes permit us and our subsidiaries to incur additional indebtedness. Additional debt may be necessary for a variety of reasons, including, among other reasons, to adequately respond to competition, to finance acquisitions of complementary businesses, or for financial reasons alone. Borrowings (including under a future credit facility) on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this Quarterly Report on Form 10-Q.

The Indentures governing our Notes contain cross-acceleration provisions, and any future indebtedness may contain cross-acceleration or cross-default provisions, that could result in the acceleration of all of our indebtedness.
A breach of the covenants under the Indentures governing the Notes or any future debt instruments could result in an event of default under the applicable Indenture. Such a default may allow the creditors to accelerate the related indebtedness and may result in the acceleration of any other indebtedness to which a cross-acceleration or cross-default provision applies. In addition, an event of default under any future secured indebtedness may permit those lenders to proceed against the collateral granted to them to secure that indebtedness if we are unable to repay such indebtedness upon acceleration. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and any guarantors may not have sufficient assets to repay that indebtedness. Additionally, we may not be able to borrow money from other lenders to enable us to refinance our indebtedness.
Recent and future regulatory actions and other events may adversely affect the trading price and liquidity of the Convertible Notes.
We expect that many investors in, and potential purchasers of, the Convertible Notes have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes, which may involve investors selling short and/or entering into swaps on the Class A common stock underlying such Convertible Notes and dynamically adjusting their short position while continuing to hold such Convertible Notes.
The SEC and other regulatory and self-regulatory authorities have implemented various rules and taken certain actions, and may in the future adopt additional rules and take other actions, that may impact those engaging in short selling activity involving equity securities (including our Class A common stock). Such rules and actions include Rule 201 of SEC Regulation SHO, the adoption by the Financial Industry Regulatory Authority, Inc. and the national securities exchanges of a “Limit Up-Limit Down” program, the imposition of market-wide circuit breakers that halt trading of securities for certain periods following specific market declines, and the implementation of certain regulatory reforms required by the Dodd-Frank Act. Any governmental or regulatory action that restricts the ability of investors in, or potential purchasers of, the Convertible Notes to effect short sales of our Class A common stock, borrow our Class A common stock, or enter into swaps on our Class A common stock could adversely affect the trading price and the liquidity of the Convertible Notes.

Volatility in the market price and trading volume of our Class A common stock could adversely impact the trading price of the Convertible Notes.
We expect that the trading price of the Convertible Notes will be significantly affected by the market price of our Class A common stock. The stock market in recent years, including during the COVID-19 pandemic and as a result of macroeconomic uncertainty, rising inflation and interest rates, and disruptions in access to bank deposits or lending commitments due to bank failures, has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as rising inflation and interest rates, the global economic impact as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine, disruptions in access to bank deposits or lending commitments due to bank failures, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Convertible Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Convertible Notes.
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
We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal and interest on our Notes, which would materially and adversely affect our financial position and results of operations and our ability to satisfy our obligations under our Notes.
Our ability to make scheduled payments on or to refinance our debt obligations, including our Notes, depends on our financial condition and results of operations, which in turn are subject to prevailing economic and competitive conditions and to certain financial, business, and other factors beyond our control. We may not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our Notes when required.
If our cash flows and capital resources are insufficient to fund our payments on our Notes, we could face substantial liquidity problems and may be forced to reduce or delay investments and capital expenditures, or to sell assets, seek additional capital, or restructure or refinance our Notes. Any refinancing could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations. Any failure to make payments of interest and principal on our outstanding indebtedness on a timely basis would likely result in a reduction of our credit rating, which could harm our ability to incur additional indebtedness. In the absence of such cash flows and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our obligations.
If we cannot make scheduled payments on our Notes, we will be in default under the Indentures governing the Notes and the holders of our Notes could declare all outstanding principal and interest to be due and payable, and we could be forced into bankruptcy or liquidation. These events could further result in holders of our Notes losing their entire investment in the Notes.
Redemption may adversely affect return on the 2028 Notes.
At any time prior to March 15, 2025, we may redeem the 2028 Notes in whole or in part, at our option, at a redemption price equal to 100% of the principal amount of such 2028 Notes plus a “make whole” premium, plus accrued and unpaid interest, if any, to, but excluding, the date of redemption. In addition, we may redeem up to 40% of the original aggregate principal amount of the 2028 Notes using the net cash proceeds of certain equity offerings completed on or before March 15,

2025 at the redemption price set forth in the Indenture governing the 2028 Notes, together with accrued and unpaid interest, if any. We may choose to redeem the 2028 Notes at times when prevailing interest rates are relatively low. As a result, holders of the 2028 Notes may not be able to reinvest the proceeds they receive from the redemption in a comparable security at an effective interest rate as high as the interest rate on the 2028 Notes being redeemed.
We may not have the ability to raise the funds necessary to settle conversions of our Notes in cash or to repurchase the Notes upon a fundamental change or change of control, and any future debt may contain limitations on our ability to pay cash upon conversion or repurchase of the Notes.
Holders of certain of our Notes have the right to require us to repurchase all or a portion of such Notes upon the occurrence of a fundamental change or change of control before the relevant maturity date at a repurchase price as set forth in the applicable Indenture, if any. In addition, upon conversion of the Convertible Notes, unless we elect to deliver solely shares of our Class A common stock to settle such conversion (other than paying cash in lieu of delivering any fractional share) as may be permitted under the Indentures governing our Convertible Notes, we are required to make cash payments in respect of the Convertible Notes being converted. However, we may not have enough available cash or be able to obtain financing at the time we are required to make repurchases of Notes surrendered therefor or pay cash with respect to Notes being converted.
In addition, our ability to repurchase Notes or to pay cash upon conversions of Convertible Notes may be limited by law, regulatory authority, or any agreements governing our future indebtedness. Our failure to repurchase Notes at a time when the repurchase is required by the applicable Indenture or to pay any cash upon conversions of Notes as required by the applicable Indenture would constitute a default under such Indenture. A default under an Indenture or a fundamental change of control triggering event itself could also lead to a default under agreements governing any future indebtedness. If the payment of the related indebtedness were to be accelerated after any applicable notice or grace periods, we may not have sufficient funds to repay the indebtedness and repurchase the Notes or to pay cash upon conversions of the Notes.
The conditional conversion feature of the Convertible Notes may adversely affect our financial condition and operating results.
In the event the conditional conversion feature of the relevant series of Convertible Notes is triggered in future quarters, holders of such Convertible Notes will be entitled to convert such Convertible Notes at any time during specified periods at their option. If one or more holders elect to convert their notes, unless we elect to satisfy our conversion obligation by delivering solely shares of our Class A common stock (other than paying cash in lieu of delivering any fractional share), we would be required to settle a portion or all of our conversion obligation in cash, which could adversely affect our liquidity. In addition, even if holders of such Convertible Notes do not elect to convert such Convertible Notes, we could in the future be required under applicable accounting rules to reclassify all or a portion of the outstanding principal of the relevant series of Convertible Notes as a current rather than long-term liability, which would result in a material reduction of our net working capital. Accordingly, as a result of the upcoming maturity date of the 2023 Notes, we have classified the 2023 Notes as current liabilities on the condensed consolidated balance sheet as of March 31, 2023.
Certain of the covenants in the Indenture governing the 2028 Notes will not apply to us during any period in which the 2028 Notes are rated investment grade by two of Fitch, Moody’s, and S&P.
Many of the covenants in the Indenture governing the 2028 Notes will cease to apply to the 2028 Notes during any period in which the 2028 Notes are rated investment grade by two of Fitch, Moody’s, and S&P, provided that at such time no default or event of default has occurred and is continuing. Although there can be no assurance that the 2028 Notes will ever be rated investment grade, or that they will maintain such rating if they are rated investment grade, any suspension of the covenants under the Indenture governing the 2028 Notes would allow us to engage in certain transactions that would not be permitted while these covenants were in effect. To the extent any suspended covenants are subsequently reinstated, any actions taken by us while the covenants were suspended would not result in an event of default under the Indenture governing the 2028 Notes.

Holders of the Notes will not be entitled to registration rights, we do not currently intend to register the Notes under applicable U.S. securities laws, and there are restrictions on noteholders’ ability to transfer or resell the Notes.
The Notes were offered and sold pursuant to an exemption from registration under the Securities Act and applicable state securities laws, and we do not currently intend to register the Notes in the United States. Noteholders will not be entitled to require us to register the Notes in the United States for resale or otherwise. Therefore, holders may transfer or resell the Notes in the United States only in a transaction registered under or exempt from the registration requirements of the Securities Act and applicable state securities laws, as applicable, and noteholders may be required to bear the risk of their investment for an indefinite period of time.
Noteholders’ ability to transfer the Notes may be limited by the absence of an active trading market, and there is no assurance that any active trading market will develop for the Notes.
The Notes have no trading history or established trading market. We will not apply to have the Notes listed on any exchange or automated dealer quotation system and we cannot assure that a trading market for the Notes will ever develop or, if a trading market develops, that it will be maintained or provide adequate liquidity, that holders will be able to sell any of the Notes at a particular time (if at all), or that the prices holders receive if or when they sell the Notes will be above their initial offering price. The initial purchasers of the Notes have advised us that they intend to make a market in the Notes, as permitted by applicable laws and regulations. However, the initial purchasers are not obligated to make a market in the Notes and, if commenced, they may discontinue their market-making activities at any time without notice.
Therefore, an active market for the Notes may not develop or be maintained, which would adversely affect the market price and liquidity of the Notes. In such case, the holders of the Notes may not be able to sell their notes at a particular time or at a favorable price. If a trading market were to develop, future trading prices of the Notes may be volatile and will depend on many factors, including:
•the number of holders of Notes;
•prevailing interest rates;
•our operating performance and financial condition;
•the interest of securities dealers in making a market for the Notes; and
•the market for similar securities.
Even if an active trading market for the Notes does develop, there is no guarantee that it will continue. Historically, the market for non-investment grade debt has been subject to severe disruptions that have caused substantial volatility in the prices of securities similar to the Notes. The market, if any, for the Notes may experience similar disruptions and any such disruptions may adversely affect the liquidity in that market or the prices at which a holder sells such holder’s notes. In addition, subsequent to their initial issuance, the Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar securities, our performance, and other factors.
A lowering or withdrawal of the ratings assigned to our debt securities by rating agencies may increase our future borrowing costs and reduce our access to capital.
Our debt currently has a non-investment grade rating, and any rating assigned could be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, future circumstances relating to the basis of the rating, such as adverse changes, so warrant. Consequently, actual or anticipated changes in our credit ratings will generally affect the market value of our Notes. Credit ratings are not recommendations to purchase, hold, or sell the Notes, and may be revised or withdrawn at any time. Additionally, credit ratings may not reflect the potential effect of risks relating to the structure or marketing of our Notes.
Any future lowering of our ratings likely would make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating assigned to the Notes is subsequently lowered or withdrawn for any reason, holders of the Notes may not be able to resell their Notes at a favorable price or at all.

The guarantees on the 2028 Notes may be challenged as fraudulent conveyances.
Federal, state, and foreign bankruptcy, fraudulent conveyance, fraudulent transfer, or similar laws could limit the enforceability of a guarantee. For example, creditors of a subsidiary guarantor could claim that, since the guarantees on the 2028 Notes were incurred for the benefit of Alteryx, Inc. (and only indirectly for the benefit of a subsidiary guarantor), the obligation of a subsidiary guarantor was incurred for less than reasonably equivalent value or fair consideration. If any of our subsidiary guarantors is deemed to have received less than reasonably equivalent fair value or fair consideration for its guarantee and, at the time it gave the guarantee, that subsidiary guarantor:
•was insolvent or rendered insolvent by giving its guarantee;
•was engaged in a business or transaction for which its remaining assets constituted unreasonably small capital; or
•intended to incur debts beyond its ability to pay such debts as they mature;

then the obligations of such subsidiary guarantor under its guarantee could be voided. If a court voided a guarantee as a result of a fraudulent transfer or conveyance, then the holders of the 2028 Notes would cease to have a claim against the subsidiary guarantor. In this regard, in an attempt to limit the applicability of fraudulent transfer or conveyance laws, the Indenture governing the 2028 Notes limits the amount of each guarantee to the amount that will result in it not constituting a fraudulent transfer or conveyance. However, we cannot assure you as to what standard a court would apply in making a determination regarding whether reasonably equivalent value or fair consideration was received or as to what would be the maximum liability of each guarantor or whether this limitation would be effective in protecting a guarantee from being voided under fraudulent transfer or conveyance laws.
Our stockholders may experience dilution upon the conversion of the Convertible Notes if we elect to satisfy our conversion obligation by delivering shares of our Class A common stock.
Upon conversion by the holders of the relevant series of Convertible Notes, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock. The 2023 Notes have an initial conversion rate of 22.5572 shares of our Class A common stock per $1,000 principal amount of 2023 Notes, which is equivalent to an initial conversion price of approximately $44.33 per share of Class A common stock. The 2024 Notes and 2026 Notes each have an initial conversion rate of 5.2809 shares of our Class A common stock per $1,000 principal amount of 2024 Notes or 2026 Notes, as applicable, which is equivalent to an initial conversion price of approximately $189.36 per share of Class A common stock. If we elect to deliver shares of our Class A common stock upon a conversion, our stockholders will incur dilution.
Changes in the accounting treatment for convertible debt securities that may be settled in cash, such as the Convertible Notes, could have a material effect on our reported financial results.
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

We adopted this standard effective as of January 1, 2022 using the modified retrospective method and as such we no longer bifurcate the liability and equity components of the Convertible Notes on our balance sheet. We are not required to settle the principal amount of the Convertible Notes in cash and, following the adoption of the new standard, we have utilized the if-converted method as described above, which could adversely affect our diluted earnings per share calculation when not antidilutive.
The capped call transactions may affect the value of the Convertible Notes and our Class A common stock.
In connection with the pricing of the Convertible Notes, we entered into capped call transactions relating to such Convertible Notes with the option counterparties. The capped call transactions relating to each series of Convertible Notes cover, subject to customary adjustments, the number of shares of our Class A common stock that initially underlie such series of Notes. The capped call transactions are expected generally to reduce the potential dilution upon any conversion of the relevant series of Convertible Notes, as applicable, and/or offset any cash payments we are required to make in excess of the principal amount upon any conversion of such Convertible Notes, with such reduction and/or offset subject to a cap.
The option counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our Class A common stock and/or purchasing or selling our Class A common stock in secondary market transactions following the pricing of each series of Convertible Notes, as applicable, and prior to the maturity of each series of Convertible Notes (and are likely to do so during any observation period related to a conversion of such Notes or following any repurchase of such notes by us on any fundamental change repurchase date or otherwise). This activity could also cause or avoid an increase or a decrease in the market price of our Class A common stock or the Convertible Notes, which could affect a holder’s ability to convert their Convertible Notes and, to the extent the activity occurs during any observation period related to a conversion of a relevant series of Convertible Notes, it could affect the amount and value of the consideration that a holder will receive upon conversion of such Convertible Notes.
The potential effect, if any, of these transactions and activities on the market price of our Class A common stock or the Convertible Notes will depend in part on market conditions and cannot be ascertained at this time. Any of these activities could adversely affect the value of our Class A common stock and the value of the Convertible Notes (and as a result, the amount and value of the consideration that a holder would receive upon the conversion of any Convertible Notes) and, under certain circumstances, a holder’s ability to convert their notes.
We do not make any representation or prediction as to the direction or magnitude of any potential effect that the transactions described above may have on the price of the Convertible Notes or our Class A common stock. In addition, we do not make any representation that the option counterparties or their respective affiliates will engage in these transactions or that these transactions, once commenced, will not be discontinued without notice.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through March 31, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•the inclusion of our Class A common stock on stock market indexes, including the impact of rules adopted by certain index providers, such as FTSE Russell, that limit or preclude inclusion of companies with multi-class capital structures;
•changes in accounting standards, policies, guidelines, interpretations, or principles;
•rising inflation, rising interest rates, and our ability to control costs, including our operating expenses;
•disruptions in access to bank deposits or lending commitments due to bank failures;
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 70.4 million shares of our Class A and Class B common stock outstanding as of March 31, 2023. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of March 31, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of March 31, 2023, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Over the last decade, including during the COVID-19 pandemic and as a result of rising inflation and interest rates and disruptions in access to bank deposits or lending commitments due to bank failures, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruptions, and the global response to Russia’s invasion of Ukraine. For example, in an effort to combat rising inflation, throughout 2022 and into 2023, the U.S. Federal Reserve incrementally raised its federal funds benchmark rate, resulting in significant increases in market interest rates. The U.S. Federal Reserve may continue to raise its federal funds benchmark rate and implement fiscal policy interventions, any of which in turn may cause market interest rates to increase, reduce economic growth rates, create a recession, or cause other similar effects even if they are successful in lowering inflation. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities. Such conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers’ ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Unregistered Sales of Equity Securities
During the three months ended March 31, 2023, we issued 8,598 shares of our unregistered Class A common stock to holders of our 2023 Notes upon settlement of conversion of an aggregate principal amount of $2.0 million of such 2023 Notes. This share amount represents the conversion value of the 2023 Notes in excess of the principal amount converted. These shares of our Class A common stock were issued in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act. For further information, see Note 8, Debt, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

4.1	Indenture, dated as of March 6, 2023, by and among Alteryx, Inc., Alteryx UK Ltd and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38034	4.1	March 6, 2023

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

Date: April 27, 2023	By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer (Principal Executive Officer)

Date: April 27, 2023	By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial Officer)