Form 10-Q
period 2023-06-30
Alteryx, Inc.
filed 2023-08-08
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
On July 31, 2023, there were 63,165,379 shares of the registrant’s Class A common stock outstanding and 7,886,450 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended June 30, 2023

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
•our workforce reduction plans and related impacts;
•our ability to execute our long-term growth, go-to-market, and product strategies, including with respect to our cloud and artificial intelligence offerings;
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
•our expectations regarding the success and adoption of our existing and new products;
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
Risks Related to Information Technology, Intellectual Property, Data Security and Privacy, and Artificial Intelligence
•We have experienced, and may in the future experience, security breaches and if unauthorized parties obtain access to our customers’ data, our data, or our platform, networks, or other systems, our platform may be perceived as not being secure, our reputation may be harmed, demand for our platform may be reduced, our operations may be disrupted, we may incur significant legal liabilities, and our business could be materially adversely affected.
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
•We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription-based software license	$76	$81	$167	$144
PCS and services	112	100	220	195
Total revenue	188	181	387	339
Cost of revenue:
Subscription-based software license	2	3	4	5
PCS and services	31	27	59	49
Total cost of revenue	33	30	63	54
Gross profit	155	151	324	285
Operating expenses:
Research and development	57	57	116	107
Sales and marketing	162	133	313	249
General and administrative	50	56	97	116
Impairment of long-lived assets	2	—	2	8
Total operating expenses	271	246	528	480
Loss from operations	(116)	(95)	(204)	(195)
Interest expense	(13)	(3)	(18)	(5)
Other income (expense), net	11	(7)	18	(9)
Loss before provision for income taxes	(118)	(105)	(204)	(209)
Provision for income taxes	2	2	5	3
Net loss	$(120)	$(107)	$(209)	$(212)
Net loss per share attributable to common stockholders, basic	$(1.70)	$(1.56)	$(2.97)	$(3.12)
Net loss per share attributable to common stockholders, diluted	$(1.70)	$(1.56)	$(2.97)	$(3.12)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	70,651	68,311	70,265	68,070
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	70,651	68,311	70,265	68,070
Other comprehensive income (loss), net of tax:
Net unrealized holding gain (loss) on investments, net of tax	$—	$(1)	$2	$(3)
Foreign currency translation adjustments, net of tax	(4)	3	(8)	5
Other comprehensive income (loss), net of tax	(4)	2	(6)	2
Total comprehensive loss	$(124)	$(105)	$(215)	$(210)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in millions, shares in thousands, except par value)
(unaudited)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$479	$105
Short-term investments	213	237
Accounts receivable, net	120	260
Prepaid expenses and other current assets	150	145
Total current assets	962	747
Property and equipment, net	68	69
Operating lease right-of-use assets	45	51
Long-term investments	56	90
Goodwill	398	398
Intangible assets, net	54	61
Other assets	144	141
Total assets	$1,727	$1,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$27	$14
Accrued payroll and payroll related liabilities	74	81
Accrued expenses and other current liabilities	66	56
Deferred revenue	201	276
Convertible senior notes, net	—	85
Total current liabilities	368	512
Long-term debt, net	1,235	793
Operating lease liabilities	54	61
Other liabilities	18	17
Total liabilities	1,675	1,383
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of June 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 63,143 and 61,616 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively; 500,000 Class B shares authorized, 7,886 and 7,886 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	716	623
Accumulated deficit	(652)	(443)
Accumulated other comprehensive loss	(12)	(6)
Total stockholders’ equity	52	174
Total liabilities and stockholders’ equity	$1,727	$1,557
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, shares in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	69,502	$—	$623	$(443)	$(6)	$174
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	767	—	(27)	—	—	(27)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	159	—	9	—	—	9
Stock-based compensation		—	60	—	—	60
Extinguishment of capped calls	(10)	—	—	—	—	—
Conversion of 2023 Notes, net of tax	9	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Unrealized gain on investments, net of tax	—	—	—	—	2	2
Net loss	—	—	—	(89)	—	(89)
Balances at March 31, 2023	70,427	$—	$665	$(532)	$(8)	$125
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	573	—	(13)	—	—	(13)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	29	—	—	—	—	—
Stock-based compensation	—	—	64	—	—	64
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Unrealized gain on investments, net of tax	—	—	—	—	—	—
Net loss	—	—	—	(120)	—	(120)
Balances at June 30, 2023	71,029	$—	$716	$(652)	$(12)	$52
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in millions, shares in thousands)
(unaudited)

	Three and Six Months Ended June 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2021	67,534	$—	$599	$(190)	$(6)	$403
Adoption of ASU 2020-06	—	—	(177)	66	—	(111)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	434	—	(14)	—	—	(14)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	160	—	5	—	—	5
Stock-based compensation	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	2	2
Unrealized loss on investments, net of tax	—	—	—	—	(2)	(2)
Net loss	—	—	—	(105)	—	(105)
Balances at March 31, 2022	68,128	$—	$466	$(229)	$(6)	$231
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	329	—	(12)	—	—	(12)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	4	—	—	—	—	—
Stock-based compensation	—	—	58	—	—	58
Cumulative translation adjustment	—	—	—	—	3	3
Unrealized loss on investments, net of tax	—	—	—	—	(1)	(1)
Net loss	—	—	—	(107)	—	(107)
Balances at June 30, 2022	68,461	$—	$512	$(336)	$(4)	$172
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(209)	$(212)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	19	17
Non-cash operating lease cost	6	10
Stock-based compensation	121	103
Amortization (accretion) of discounts and premiums on investments, net	(2)	1
Amortization of debt discount and issuance costs	2	2
Deferred income taxes	3	1
Impairment of long-lived assets	2	8
Other non-cash operating activities, net	(4)	13
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	137	81
Deferred commissions	(8)	(4)
Prepaid expenses, other current assets, and other assets	6	(41)
Accounts payable	14	20
Accrued payroll and payroll related liabilities	(6)	(12)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(4)	(7)
Deferred revenue	(70)	(35)
Net cash provided by (used in) operating activities	7	(55)
Cash flows from investing activities:
Capitalized software development costs	(11)	(5)
Purchases of property and equipment	(2)	(13)
Cash paid in acquisitions, net of cash acquired	—	(390)
Purchases of investments	(104)	(82)
Sales and maturities of investments	157	527
Net cash provided by investing activities	40	37
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of issuance costs	441	—
Principal payments on 2023 convertible senior notes	(85)	—
Proceeds from exercise of stock options and issuance of shares from employee stock purchase plan	9	5
Minimum tax withholding paid on behalf of employees for restricted stock units	(40)	(26)
Net cash provided by (used in) financing activities	325	(21)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	372	(41)
Cash, cash equivalents and restricted cash—beginning of period	110	155
Cash, cash equivalents and restricted cash—end of period	$482	$114
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Six Months Ended June 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$3	$3
Cash paid for income taxes	$2	$2
Cash paid for amounts included in the measurement of operating lease liabilities	$12	$11
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$1	$7
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3
Stock-based compensation included in capitalized software development costs	$3	$1
Commissions paid with Class A common stock	$3	$8
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
During the three months ended June 30, 2023, management elected to change the presentation of our financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.
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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the six months ended June 30, 2023 that are of significance or potential significance to us.
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
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue by region:
United States	$128	$130	$272	$240
International	60	51	115	99
Total	$188	$181	$387	$339
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
As of June 30, 2023 and December 31, 2022, we had deferred revenue of $201 million and $276 million, respectively, included in current deferred revenue and $7 million and $4 million, respectively, included in other liabilities on our condensed consolidated balance sheet. During the three months ended June 30, 2023 and 2022, we recognized $84 million and $78 million, respectively, of revenue related to amounts that were included in deferred revenue as of March 31, 2023 and 2022, respectively. During the six months ended June 30, 2023 and 2022, we recognized $190 million and $140 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.
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

A summary of the activity impacting our deferred commissions during the three and six months ended June 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Beginning balance(1)	$96	$67	$96	$70
Additional deferred commissions	31	22	48	33
Amortization of deferred commissions	(24)	(17)	(42)	(31)
Effects of foreign currency translation	—	(1)	1	(1)
Ending balance	$103	$71	$103	$71
(1) Of the total amount of commissions deferred as of January 1, 2023 and January 1, 2022, $2 million and $6 million were paid in shares of our Class A common stock in the six months ended June 30, 2023 and June 30, 2022, respectively. No payments were made in shares in the three months ended June 30, 2023 and June 30, 2022.
As of June 30, 2023 and 2022, $44 million and $31 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three and six months ended June 30, 2023 and 2022. There were no assets recognized related to the costs to fulfill contracts during each of the three and six months ended June 30, 2023 and 2022 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of June 30, 2023, we had an aggregate transaction price of $502 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $470 million as revenue over the next 24 months, with the remaining amount expected to be recognized thereafter.

4. Business Combinations
Trifacta Inc.
On February 7, 2022, we acquired 100% of the outstanding equity of Trifacta Inc., or Trifacta, pursuant to an Agreement and Plan of Merger, dated January 6, 2022, or the Trifacta Merger Agreement. The acquisition was made to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities. The aggregate consideration payable in exchange for all of the outstanding equity interests in Trifacta, inclusive of customary adjustments set forth in the Trifacta Merger Agreement, was $398 million. The transaction costs associated with the acquisition were approximately $11 million, of which $8 million was incurred during the six months ended June 30, 2022 and was recorded in general and administrative expense.
The purchase consideration for the acquisition primarily consisted of $341 million of goodwill and $49 million in completed technology.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, net unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of June 30, 2023 and December 31, 2022 (in millions):

	As of June 30, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$43	$—	$43	$43	$—	$—
Level 1:
Money market funds	434	—	434	434	—	—
Subtotal	434	—	434	434	—	—
Level 2:
Commercial paper	40	—	40	—	40	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	200	(2)	198	2	143	53
Corporate bonds	27	—	27	—	24	3
Subtotal	273	(2)	271	2	213	56
Level 3:	—	—	—	—	—	—
Total	$750	$(2)	$748	$479	$213	$56

	As of December 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$63	$—	$63	$63	$—	$—
Level 1:
Money market funds	20	—	20	20	—	—
Subtotal	20	—	20	20	—	—
Level 2:
Commercial paper	60	—	60	21	39	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	237	(3)	234	1	156	77
Corporate bonds	46	(1)	45	—	36	9
Subtotal	349	(4)	345	22	237	86
Level 3:	—	—	—	—	—	—
Total	$432	$(4)	$428	$105	$237	$86
All long-term investments had maturities between one and two years in duration as of June 30, 2023.
As of June 30, 2023, we had gross unrealized losses of $2 million with respect to $241 million aggregate fair value of our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of June 30, 2023.

Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes, as defined in Note 9, Debt, carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of June 30, 2023 and December 31, 2022, the fair value of our Notes was $1,161 million and $806 million, respectively. The carrying amounts of our accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
Other Investments. The table above does not include our debt and equity investments in which we do not have a controlling interest or significant influence. As of June 30, 2023, the balance of our investments was $10 million, which is included in other assets, compared to $4 million as of December 31, 2022, which is included in long-term investments. Since our initial investments, there have been no impairments or adjustments to the carrying amounts of our equity or debt investments.

6. Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Contract asset	$59	$60
Deferred commissions	45	41
Prepaid expenses	34	38
Other	12	6
Total	$150	$145
Other assets consisted of the following (in millions):

	June 30, 2023	December 31, 2022
Contract asset	$68	$71
Deferred commissions	58	55
Other	18	15
Total	$144	$141

7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the six months ended June 30, 2023 was as follows (in millions):

Goodwill as of December 31, 2022	$398
Effects of foreign currency translation	—
Goodwill as of June 30, 2023	$398
Intangible assets consisted of the following (in millions, except years):

	As of June 30, 2023
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	1.6	$2	$(1)	$1
Completed technology	5.2	71	(19)	52
Trade names	1.6	2	(1)	1
		$75	$(21)	$54

	As of December 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.1	$2	$(1)	$1
Completed technology	5.6	82	(23)	59
Trade names	2.1	2	(1)	1
		$86	$(25)	$61
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at June 30, 2023 (in millions):

Remainder of 2023	$6
2024	12
2025	10
2026	9
2027	8
Thereafter	9
Total amortization expense	$54

8. Workforce Management
During the three months ended June 30, 2023, we announced a workforce reduction plan, or the Workforce Reduction Plan, intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth, primarily impacting our sales and marketing and general and administrative organizations. We expect the Workforce Reduction Plan to be substantially completed by the end of the third quarter of 2023. In connection with the Workforce Reduction Plan, during the three months ended June 30, 2023, we incurred $12 million in charges related to the statutory notice period and severance payments, employee benefits, and job placement services.

(in millions)	Workforce Reduction Plan
Liability as of December 31, 2022	$—
Charges	12
Payments	(8)
Liability as of June 30, 2023	$4
The liability as of June 30, 2023 for charges in connection with the Workforce Reduction Plan is included in accrued payroll and payroll related liabilities in the condensed consolidated balance sheets.
Charges related to the Workforce Reduction Plan for the three and six months ended June 30, 2023 are included in the condensed consolidated statements of operations, as follows:

(in millions)	Three and Six Months Ended June 30, 2023
Cost of goods sold	$1
Research and development	2
Sales and marketing	7
General and administrative	2
Total	$12

9. Debt
Our debt consisted of the following, which comprises the current portion of certain convertible notes, our long-term convertible notes, and our long-term senior unsecured notes, each as further described below (in millions):

	As of June 30, 2023			As of December 31, 2022
	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$400	$400	$450	$85	$400	$400
Less: debt discount and issuance costs, net of amortization	(2)	(4)	(9)	—	(3)	(4)
Net carrying amount	$398	$396	$441	$85	$397	$396
Senior Unsecured Notes
In March 2023, we sold $450 million aggregate principal amount of our 8.75% senior notes due 2028, or the 2028 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act of 1933, as amended, or the Securities Act, and outside the United States pursuant to Regulation S under the Securities Act. The 2028 Notes have not been registered, and we do not intend to register the 2028 Notes, under the Securities Act or the securities laws of any other jurisdiction. The 2028 Notes are fully and unconditionally guaranteed on a senior unsecured basis by certain of our subsidiaries. Interest on the 2028 Notes is payable semi-annually in arrears on March 15 and September 15 of each year, beginning September 15, 2023. Unless earlier redeemed or repurchased, the 2028 Notes will mature on March 15, 2028. The effective interest rate of the 2028 Notes is 9.27%.
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
The 2028 Notes rank equal in right of payment to all of our and the guarantors’ existing and future senior indebtedness, including our 2024 Notes and 2026 Notes, each as defined below, and do not contain financial covenants but include covenants that, among other things, limit our ability to grant liens on certain assets to secure debt, grant a subsidiary guarantee of certain debt without also providing a guarantee of the 2028 Notes, and consolidate or merge with or into, or sell or otherwise dispose of all or substantially all of our assets to, another person.
Convertible Senior Notes
The following table presents details of our convertible senior notes outstanding as of June 30, 2023, which are further discussed below (original principal in millions):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2024 Notes	August 2019	August 1, 2024	$400	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400	1.0%	1.32%	$5.2809	$189.36
As further defined and described below, the 2024 Notes and the 2026 Notes are together referred to as the 2024 & 2026 Notes, the 2023 Notes (as defined below) and the 2024 & 2026 Notes are collectively referred to as the Convertible Notes, and the 2023 Notes, 2024 & 2026 Notes, and 2028 Notes are collectively referred to as the Notes.

During the three months ended June 30, 2023, our 0.5% convertible senior notes due 2023, or the 2023 Notes, were settled on their maturity date of June 1, 2023. Cash paid for the settlement of the principal amount and the accrued interest of the 2023 Notes was $83 million. There were no conversion requests for the 2023 Notes prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The capped call transactions related to the 2023 Notes expired upon maturity of the 2023 Notes.
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
As of June 30, 2023, the 2024 & 2026 Notes were not convertible.
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

Capped Call Transactions
In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the applicable series of Convertible Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the applicable series of Convertible Notes, with an initial strike price of approximately $189.36 per share, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes. Further, the capped call options are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the applicable series of Convertible Notes, and have a cap price of $315.60 per share.
Contractual Obligations of Notes
The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in millions):

Payments Due by Period
Remainder of 2023	$24
2024	445
2025	44
2026	443
2027	39
2028	470
Total principal and related contractual interest	$1,465

The following table sets forth interest expense recognized related to the Notes (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Contractual interest expense	$12	$2	$16	$3
Amortization of debt issuance costs and discount	1	1	2	2
Total	$13	$3	$18	$5

10. Equity Awards
Stock Options
Stock option activity, excluding activity related to the employee stock purchase plan, during the six months ended June 30, 2023 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	1,106	$41.43
Granted	—	—
Exercised	(40)	4.72
Canceled/forfeited	—	—
Options outstanding at June 30, 2023	1,066	$42.79
There were no options granted during the six months ended June 30, 2023. As of June 30, 2023, there was $2 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.9 years.
Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the six months ended June 30, 2023 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2022	9,928	$55.70
Granted	2,859	63.51
Vested	(2,057)	66.84
Canceled/forfeited	(1,064)	63.73
RSUs outstanding at June 30, 2023	9,666	$54.75
(1) Includes restricted stock units with market, performance, and/or service conditions.
In March 2023, we granted PRSUs to certain executives with a grant date fair value of $14 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2024 based upon the percentage achievement of certain annualized recurring revenue and operating margin metrics or will otherwise be forfeited on December 31, 2023 if the targets are not met.
As of June 30, 2023, total unrecognized compensation expense related to unvested RSUs and PRSUs was approximately $423 million, which is expected to be recognized over a weighted-average period of 2.0 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenue	$5	$4	$8	$8
Research and development	14	15	28	26
Sales and marketing	24	19	47	34
General and administrative	21	20	38	35
Total	$64	$58	$121	$103

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
As of June 30, 2023 and December 31, 2022, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

12. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in millions, except percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Provision for income taxes	$2	$2	$5	$3
Effective tax rate	(1.7)%	(1.5)%	(2.5)%	(1.5)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of June 30, 2023, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of June 30, 2023.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three and six months ended June 30, 2022 and 2023 was primarily attributable to increased foreign withholding tax and state minimum tax in the related jurisdictions. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three and six months ended June 30, 2022 or 2023 as a result of the full valuation allowance against our U.S. and U.K. net deferred tax assets.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

13. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in millions, except shares in thousands and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(120)	$(107)	$(209)	$(212)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,651	68,311	70,265	68,070
Net loss per share attributable to common stockholders, basic and diluted	$(1.70)	$(1.56)	$(2.97)	$(3.12)
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Stock awards	8,588	8,729	8,437	7,879
Convertible senior notes	4,226	6,136	4,918	6,136
Total shares excluded from net loss per share	12,814	14,865	13,355	14,015

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
Our analytics platform comprises Alteryx Designer, our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes through an intuitive drag-and-drop interface; Alteryx Server, our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment; Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise; and Alteryx Intelligence Suite, our solution for artificial intelligence that provides automated modeling, optical character recognition, and natural language processing to gain insights and produce production models. Our Alteryx Analytics Cloud platform also offers cloud-native products, including Alteryx Designer Cloud, our cloud-native data profiling, preparation, and data pipelining product used to create visual workflows or analytic processes through our drag-and-drop interface; Alteryx Machine Learning, our cloud-based solution for automated machine learning, or AutoML, where business analysts can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience; Alteryx Auto Insights, our cloud-native analytics solution built for enterprises that utilizes artificial intelligence-driven data discovery to perform root cause analysis of business trends to automate insights for business users; and Alteryx Location Intelligence, our map-based, enterprise-grade solution for creating geospatial-based insights. In addition, Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. The Alteryx Community also provides a channel for users to share tools and workflows in a centralized repository.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of June 30, 2023, we had customers in more than 90 countries, including over 960 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and six months ended June 30, 2023 and 2022.
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
The following table summarizes our annualized recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2022	2022	2022	2022	2023	2023
Annualized recurring revenue	$684	$727	$758	$834	$857	$890
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

The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2022	2022	2022	2022	2023	2023
Dollar-based net expansion rate	119%	120%	121%	121%	121%	120%
Number of Customers with ARR of $250,000 or Greater. As we have grown, and as part of our enterprise-focused sales strategy, our ability to grow our base of larger customers while increasing penetration with those customers has increasingly become a key indicator of our market expansion, the growth of our business, and our future potential business opportunities. In particular, we believe that the number of customers with ARR of $250,000 or greater at the end of a reporting period is a useful indicator of the scale of customer adoption and expansion of our platform and the success of our enterprise-focused sales strategy. Accordingly, beginning in the three months ended June 30, 2023, we will report the number of customers with ARR of $250,000 or greater instead of our total number of customers. We define a customer at the end of any particular period as an entity with a subscription agreement that runs through the current or future period as of the measurement date. A single organization with separate subsidiaries, segments, or divisions that use our platform may represent multiple customers, and we treat each identified entity with a unique nine-digit identification number provided by Dun & Bradstreet as a single customer. In cases where customers subscribe to our platform through our channel partners, each end customer is counted separately.
The following table summarizes the number of our customers with ARR of $250,000 or greater at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,
	2022	2022	2022	2022	2023	2023
Customers with ARR of $250,000 or greater	530	566	586	643	660	689

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Revenue:
Subscription-based software license	$76	$81	$167	$144
PCS and services	112	100	220	195
Total revenue	188	181	387	339
Cost of revenue:
Subscription-based software license	2	3	4	5
PCS and services	31	27	59	49
Total cost of revenue(1)	33	30	63	54
Gross profit	155	151	324	285
Operating expenses:
Research and development(1)	57	57	116	107
Sales and marketing(1)	162	133	313	249
General and administrative(1)	50	56	97	116
Impairment of long-lived assets	2	—	2	8
Total operating expenses	271	246	528	480
Loss from operations	(116)	(95)	(204)	(195)
Interest expense	(13)	(3)	(18)	(5)
Other income (expense), net	11	(7)	18	(9)
Loss before provision for income taxes	(118)	(105)	(204)	(209)
Provision for income taxes	2	2	5	3
Net loss	$(120)	$(107)	$(209)	$(212)
(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$5	$4	$8	$8
Research and development	14	15	28	26
Sales and marketing	24	19	47	34
General and administrative	21	20	38	35
Total	$64	$58	$121	$103

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Subscription-based software license	40.4%	44.7%	43.2%	42.5%
PCS and services	59.6	55.3	56.8	57.5
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	1.1	1.6	1.0	1.5
PCS and services	16.5	14.9	15.3	14.5
Total cost of revenue	17.6	16.5	16.3	16.0
Gross profit	82.4	83.5	83.7	84.0
Operating expenses:
Research and development	30.3	31.6	30.0	31.7
Sales and marketing	86.2	73.7	80.9	73.5
General and administrative	26.6	31.3	25.1	34.2
Impairment of long-lived assets	1.0	—	0.4	2.4
Total operating expenses	144.1	136.6	136.4	141.8
Loss from operations	(61.7)	(53.1)	(52.7)	(57.8)
Interest expense	(6.9)	(1.3)	(4.7)	(1.4)
Other income (expense), net	5.9	(3.8)	4.7	(2.6)
Loss before provision for income taxes	(62.7)	(58.2)	(52.7)	(61.8)
Provision for income taxes	1.1	0.9	1.3	0.9
Net loss	(63.8)%	(59.1)%	(54.0)%	(62.7)%

Comparison of the Three and Six Months Ended June 30, 2023 and 2022
Revenue

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Subscription-based software license	$76	$81	$(5)	(6.2)%	$167	$144	$23	16.0%
PCS and services	112	100	12	12.0	220	195	25	12.8
Total revenue	$188	$181	$7	3.9%	$387	$339	$48	14.2%
Subscription-based software license revenue decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a decrease in total contract value bookings. Subscription-based software license revenue increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in revenue recognized from deferred ratable revenue.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition, the increases in PCS and services revenue are primarily attributed to sales to customers in prior periods and growth in our customer base between June 30, 2022 and June 30, 2023. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. Sales of our cloud-based product offerings did not represent a material amount of revenue for each of the three and six months ended June 30, 2023 and 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
United States	$128	$130	$(2)	(1.5)%	$272	$240	$32	13.3%
International	60	51	9	17.6	115	99	16	16.2
Total revenue	$188	$181	$7	3.9%	$387	$339	$48	14.2%
Cost of Revenue and Gross Margin

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Subscription-based software license	$2	$3	$(1)	(33.3)%	$4	$5	$(1)	(20.0)%
PCS and services	31	27	4	14.8	59	49	10	20.4
Total cost of revenue	$33	$30	$3	10.0%	$63	$54	$9	16.7%
% of revenue	17.6%	16.5%			16.3%	16.0%
Gross margin	82.4%	83.5%			83.7%	84.0%
Cost of revenue increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to $1 million in increased employee-related costs driven by annual merit increases for eligible employees and $1 million in increased depreciation of capitalized software development costs.

Cost of revenue increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily driven by a headcount increase late in the first quarter of 2022, which drove a $6 million increase in employee-related costs in the current year due to a full six months of salaries and stock-based compensation expense, and annual merit increases for eligible employees. Additionally, there were increases of $2 million in depreciation of capitalized software development costs and $1 million in amortization of intangibles associated with our acquisitions completed in 2022.
As of June 30, 2023, we had 291 cost of revenue personnel as compared to 294 as of June 30, 2022.
Research and Development

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Research and development	$57	$57	$—	—%	$116	$107	$9	8.4%
% of revenue	30.3%	31.6%			30.0%	31.7%
Research and development expense remained consistent between the three months ended June 30, 2023 and three months ended June 30, 2022, and included a $1 million decrease in employee-related expense due to higher capitalized software development costs in the current period, offset by a $1 million increase in information technology and overhead costs to support the increased headcount and cloud infrastructure.
Research and development expense increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily driven by increased headcount but offset by higher capitalized software development costs, which drove a $6 million increase in employee-related costs, including stock-based compensation, and additional stock awards granted to new hires and as part of our equity refresh programs. In addition, there was an increase in information technology and overhead costs of $3 million due to the procurement of additional software licenses to support the increased headcount and cloud infrastructure.
As of June 30, 2023, we had 680 research and development personnel as compared to 636 as of June 30, 2022.
Sales and Marketing

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Sales and marketing	$162	$133	$29	21.8%	$313	$249	$64	25.7%
% of revenue	86.2%	73.7%			80.9%	73.5%
Sales and marketing expense increased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to an increase in employee-related costs, including stock-based compensation, of $24 million. The overall increase in employee-related costs was a result of increased headcount throughout the period, additional stock awards granted to new hires and as part of our equity refresh programs, and a shift from annual to semi-annual commission plans, which resulted in accelerator payouts in the current period that were not incurred in the prior year. Additional increases of $5 million were related to marketing programs, due to our brand awareness campaigns, such as our in-person user conference in May 2023.
Sales and marketing expense increased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to an increase in employee-related costs, including stock-based compensation, of $52 million. The overall increase in employee-related costs was a result of increased headcount, additional stock awards granted to new hires and as part of our equity refresh programs, and a shift from annual to semi-annual commission plans, which resulted in accelerator payouts in the period. Travel and entertainment expenses increased $5 million, primarily due to our annual sales kickoff conference and increased international travel, and there was an increase of $5 million in marketing programs due to our brand awareness campaigns, such as our in-person user conference in May 2023.
As of June 30, 2023, we had 1,309 sales and marketing personnel as compared to 1,239 as of June 30, 2022.

General and Administrative

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
General and administrative	$50	$56	$(6)	(10.7)%	$97	$116	$(19)	(16.4)%
% of revenue	26.6%	31.3%			25.1%	34.2%
General and administrative expense decreased for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 primarily due to a decrease in employee-related costs of $3 million, resulting primarily from a decrease in headcount and organization realignment, a decrease in overhead costs of $2 million resulting primarily from our 2022 office rationalization, and a decrease in consulting and outsourced labor costs of $1 million, which were higher in the prior period as a result of legal and accounting professional services fees related to our acquisition of Trifacta.
General and administrative expense decreased for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 primarily due to a decrease in consulting and outsourced labor costs of $13 million, which were higher in the prior period as a result of legal and accounting professional services fees related to our acquisition of Trifacta, a $4 million decrease in employee-related costs, primarily due to a decrease in headcount and organization realignment, and a decrease in overhead costs of $3 million resulting primarily from our 2022 office rationalization. These decreases were offset by a $3 million increase in stock-based compensation, driven by full periods of recognition of the prior year market-based awards and additional PRSUs to certain executives.
As of June 30, 2023, we had 346 general and administrative personnel as compared to 426 as of June 30, 2022.
Impairment of Long-Lived Assets

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Impairment of long-lived assets	$2	$—	$2	*	$2	$8	$(6)	(75.0)%

*	Not meaningful
During the three months ended June 30, 2023, we experienced a triggering event related to the sublease of our previous corporate headquarters to a third party and recorded impairment charges of $2 million on the remaining right-of-use assets and fixed assets, as the carrying value exceeded the reassessed future discounted cash flows.
During the six months ended June 30, 2022, we ceased using and subleased our previous corporate headquarters to a third party and recorded impairment charges on the right-of-use assets and related fixed assets of $6 million and $2 million, respectively, as the carrying value exceeded the future discounted cash flows.

Interest Expense

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Interest expense	$(13)	$(3)	$(10)	333.3%	$(18)	$(5)	$(13)	260.0%
Interest expense is primarily attributable to our 2023 Notes, 2024 & 2026 Notes, and 2028 Notes issued during the three months ended June 30, 2018, September 30, 2019, and March 31, 2023, respectively. Interest expense increased in the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 due to our issuance of the 8.75% senior notes due 2028 in March 2023. With respect to the 2023 Notes, interest expense was no longer incurred after June 1, 2023, which was the maturity date of the 2023 Notes.
Other Income (Expense), Net

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Other income (expense), net	$11	$(7)	$18	(257.1)%	$18	$(9)	$27	(300.0)%

Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other income (expense), net for the three months ended June 30, 2023 as compared to the three months ended June 30, 2022 was primarily related to gains in foreign currency remeasurement of $10 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact and an increase in investment income of $7 million due to a larger investment portfolio and higher interest rates.
The increase in other income (expense), net for the six months ended June 30, 2023 as compared to the six months ended June 30, 2022 was primarily related to gains in foreign currency remeasurement of $15 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact and an increase in investment income of $11 million due to a larger investment portfolio and higher interest rates.
Provision for Income Taxes

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Provision for income taxes	$2	$2	$—	—%	$5	$3	$2	66.7%
The change in the provision for income taxes for the three and six months ended June 30, 2023 as compared to the three and six months ended June 30, 2022 was primarily due to increased foreign withholding tax as a result of an increase in revenue in the related jurisdictions and state minimum taxes. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries.

Liquidity and Capital Resources
We had $748 million and $432 million of cash, cash equivalents, and investments in marketable securities with $721 million and $398 million held domestically, as of June 30, 2023 and December 31, 2022, respectively. The increase in cash, cash equivalents, and investments is primarily associated with the offering and sale of $450 million in aggregate principal amount of the 2028 Notes during the six months ended June 30, 2023. Net proceeds received from the offering were $441 million, net of debt issuance costs paid as of six months ended June 30, 2023. The increase in cash, cash equivalents, and investments was partially offset by a cash outflow related to principal payments of $85 million on the 2023 Notes in settlement of conversions and payments at maturity during the six months ended June 30, 2023.
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
Other than the issuance of the 2028 Notes as described elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations and commitments during the three and six months ended June 30, 2023 from the indebtedness or contractual obligations and commitments disclosed in the Annual Report. See Note 9, Debt, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Six Months Ended June 30,
	2023	2022
	(in millions)
Net cash provided by (used in) operating activities	$7	$(55)
Net cash provided by investing activities	40	37
Net cash provided by (used in) financing activities	325	(21)
Operating Activities
Net cash provided by operating activities was $7 million for the six months ended June 30, 2023. Net cash provided by operating activities primarily reflected a net loss of $209 million, offset by a change in net non-cash activity of $147 million and a change in operating assets and liabilities of $69 million.
Net cash used in operating activities was $55 million for the six months ended June 30, 2022. Net cash used in operating activities primarily reflected a net loss of $212 million, offset in part by net non-cash activity of $155 million and a change in operating assets and liabilities of $2 million.
Changes in operating assets and liabilities are primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the six months ended June 30, 2022 and 2023 compared to the year ended December 31, 2021 and 2022, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liabilities and a net decrease in deferred revenue balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the payment of our annual cash incentive bonuses to our non-commissioned employees in the first quarter of the fiscal year and the timing of obligations on accounts payable.
Investing Activities
Net cash provided by investing activities for the six months ended June 30, 2023 was $40 million, consisting of $53 million of sales and maturities of investments, net of purchases, offset in part by $11 million of capitalized software development costs and $2 million of purchases of property and equipment.
Net cash provided by investing activities for the six months ended June 30, 2022 was $37 million, consisting of $445 million of sales and maturities of investments, net of purchases, offset in part by $390 million of cash paid in connection with our acquisition of Trifacta, $13 million of purchases of property and equipment, and $5 million of capitalized software development costs.
Financing Activities
Net cash provided by financing activities for the six months ended June 30, 2023 was $325 million, consisting primarily of net proceeds from our issuance of the 2028 Notes of $441 million, net of debt issuance costs paid as of the six months ended June 30, 2023, and proceeds from stock option exercises and our employee stock purchase plan of $9 million, offset in part by a cash outflow related to principal payments of $85 million on the 2023 Notes in settlement of conversions and payments at maturity, and the minimum tax withholding paid on behalf of employees for RSU settlements of $40 million.
Net cash used in financing activities for the six months ended June 30, 2022 was $21 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $26 million, offset in part by proceeds from stock option exercises and our employee stock purchase plan of $5 million.
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
We have experienced and will continue to experience fluctuations in net income (loss) as a result of transaction gains or losses related to remeasuring certain asset and liability balances that are denominated in currencies other than the functional currency of the entities in which they are recorded. These exposures may change over time as business practices evolve and economic conditions change. To date, we have not entered into derivatives or hedging transactions, as our exposure to foreign currency exchange rates has historically been partially hedged by our U.S. dollar denominated inflows covering our U.S. dollar denominated expenses and our foreign currency denominated inflows covering our foreign currency denominated expenses. However, we may enter into derivative or hedging transactions in the future if our exposure to foreign currency should become more significant or if we otherwise deem it advisable.
Interest Rate and Market Risk
We had cash and cash equivalents and short-term and long-term investments of $748 million as of June 30, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the six months ended June 30, 2023 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
Each series of our Notes bears a fixed interest rate, and therefore, is not subject to interest rate risk. We have not utilized derivative financial instruments, derivative commodity instruments or other market risk sensitive instruments, positions, or transactions in any material fashion, except for the privately negotiated capped call transactions entered into in May and June 2018 related to the issuance of our 2023 Notes and August 2019 related to the issuance of our 2024 & 2026 Notes. The capped call transactions related to the 2023 Notes expired upon maturity of the 2023 Notes.
Inflation Risk
We do not believe that inflation has had a material effect on our business, financial condition, or operating results.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of June 30, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Although we have generated net income in prior periods, we incurred a net loss in the three and six months ended June 30, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we leverage the investments made to our organization in prior years and continue implementing initiatives designed to grow our business in a disciplined manner, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve or, once achieved, sustain profitability. We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic uncertainty, rising levels of inflation, interest rates, the COVID-19 pandemic, or other similar events or circumstances. In addition, growth of our revenue may slow or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies are experiencing and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia's invasion of Ukraine, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While we did not hold a material amount of cash at SVB or the other impacted regional banks and, as a result, the closure of those banks did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introductions of Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, and Alteryx Location Intelligence, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increases, which could negatively impact our margins. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services, until industry and marketplace reviews become widely available, or due to concerns regarding migration complexity and product or service infancy issues. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. For example, we recently introduced Alteryx AiDIN, an artificial intelligence, or AI, engine deployed throughout the Alteryx Analytics Cloud platform to accelerate analytics efficiency and productivity. While the integration of AI into software has become prevalent across the technology industry, we cannot guarantee that customers will find the features useful. As part of our product lifecycle, we have, and may in the future, discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in January 2023, we discontinued the sale of Alteryx Promote. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.

Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, and Alteryx Designer Cloud, and AI features, we need to continually enhance and improve our platform to keep pace with changes in internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While most of our customers currently deploy our on-premise platform, we have recently released cloud-based products, including Alteryx Designer Cloud, Alteryx Machine Learning, and Alteryx Auto Insights. The incorporation of a cloud-based business model into our operations has required and may continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, any of which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results, and gross margins.
We derive a large portion of our revenue from our software platform, and our future growth is dependent on its success.
Nearly all of our revenue has come from sales of our subscription-based software platform and because we expect these sales to account for a large portion of our revenue for the foreseeable future, the continued growth in market demand for our platform is critical to our continued success. Since 2017, we have expanded the capabilities offered by our software platform through new product offerings, such as Alteryx Connect, Alteryx Intelligence Suite, Alteryx Auto Insights, Alteryx Location Intelligence, Alteryx Machine Learning, and Alteryx Designer Cloud. Alteryx Designer remains our principal product and our other products have achieved varying degrees of success. We cannot be certain that any of these products or any additional products that we introduce will generate significant revenue in the future. Accordingly, our business and financial results will likely continue to be substantially dependent on our single software platform.

We have grown rapidly in our recent past and if we are unable to manage our growth effectively, our business, operating results, and financial condition could be adversely affected.
We have experienced rapid growth in headcount and operations in our recent past and expect to continue to grow in the future. We employed 2,626 full-time employees as of June 30, 2023, and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, the Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. In addition, we license our platform to customers in more than 90 countries. This growth has placed, and may continue to place, significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. Further, we believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel and customers, and maintaining our culture has become more challenging as our employee base has changed over the last several years, including through accelerated growth, the acquisition of other companies, and reductions in force. If we are unable to manage our growth successfully, including as a result of our inability to maintain our corporate culture, without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to market and sell our platform could be harmed.
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
Our historical revenue growth was dependent, in part, on our being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force, software engineers, and other highly skilled personnel. There has been substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We saw this demand for talent increase among our peers and competitors in the recent past due to, among other things, the significant growth the technology sector experienced. Due to the current period of economic uncertainty, we have slowed our hiring and eliminated positions where deemed necessary or appropriate. When the macroeconomic climate stabilizes, we may resume expansion of our talent. However, the demand for talent may increase and heightened competition for engineers, experienced sales personnel, and other highly skilled personnel may continue. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during periods of heightened uncertainty and as other challenging market conditions related to macroeconomic and other factors continue. Due to our accelerated hiring in prior years, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or volatility or lack of performance in our stock price, we may need to provide higher levels of compensation, including equity compensation, or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.

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
From time to time, we realign our resources and talent to implement stage-appropriate business strategies, including through reductions in force. These realignment activities have resulted in, and any additional furlough, layoff, or other reduction in force in the future may result in, the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, and an increased risk of related litigation and claims. Any of the foregoing could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings or other benefits anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions, which could result in additional adverse effects on our business or operating results.
To date, the majority of our revenue has been attributable to the efforts of our direct sales force in the United States. In order to increase our revenue from new and existing customers and sustain profitability, we intend to increase the size of our direct sales force, both in the United States and internationally. We periodically change and make adjustments to our sales organization in response to market opportunities, competitive threats, management changes, product introductions or enhancements, acquisitions, sales performance, increases in sales headcount, cost levels and other internal and external considerations. Any future sales organization or sales strategy changes may result in reduced productivity, which could negatively affect our rate of growth. In addition, any significant change to the way we structure the compensation of our sales organization may be disruptive and may affect our revenue growth.
If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if our sales personnel are not successful in obtaining new customers or renewing or increasing sales to our existing customer base, or if our software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business may be adversely affected. More generally, if there is a significant adverse change in our business or operations or if our stock price declines significantly, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.

If we are unable to attract new customers, expand sales to existing customers, both domestically and internationally, or maintain the subscription amount or subscription term of renewing customers, our revenue growth could be slower than we expect or our revenue may decline and our business may be harmed.
Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our marketing efforts, both domestically and internationally, and our ability to expand sales to our existing customers and attract new customers. In particular, we leverage lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sufficient sales opportunities necessary to increase our revenue and to the extent that we are unable to successfully attract and expand our customer base, we may not realize the intended benefits of these marketing strategies and our ability to grow our revenue may be adversely affected.
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, accessibility across operating systems, and macroeconomic conditions. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services, including during a period of economic uncertainty or downturn. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business may be harmed.
Even if we continue to attract new customers, the cost of new customer acquisition may prove so high as to prevent us from sustaining profitability. Our future revenue growth also depends upon expanding sales and renewals of subscriptions to our platform with existing customers. If our customers do not purchase additional licenses or capabilities, purchase fewer licenses or capabilities than we expect, or purchase licenses or capabilities on different timelines than we expect, our revenue may grow more slowly than expected, may not grow at all, or may decline. Additionally, increasing incremental sales to our customer base requires increasingly sophisticated and costly sales efforts that are targeted at senior management. We plan to continue expanding our sales efforts, both domestically and internationally, but we may be unable to hire qualified sales personnel, may be unable to successfully train those sales personnel that we are able to hire, and sales personnel may not become fully productive on the timelines that we have projected or at all. Additionally, although we dedicate significant resources to sales and marketing programs, including sponsorship opportunities and online advertising, these sales and marketing programs may not have the desired effect and may not expand sales. We have also increased, and will continue to increase, our customer enablement and upskilling efforts to promote and expand the adoption and use of our platform, including by bundling enablement and support services with certain sales of our products. Such efforts have required, and may continue to require, additional costs and resources. We cannot assure you that our efforts would result in increased sales to existing customers and additional revenue. If our efforts to expand sales to our customers are not successful, our business and operating results could be adversely affected.

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
Moreover, we cannot assure you that the anticipated benefits of any acquisition or investment would be realized or that we would not be exposed to unknown liabilities or risks. To realize the benefits of our acquisitions, we have invested, and will need to continue to invest, significant time, attention, and resources toward integration and product development efforts. These efforts can be challenging, complex and costly and we cannot assure you that we will be successful or that the anticipated benefits of the acquisitions that we complete will be realized or outweigh their costs. If our integration and development efforts are not successful and the anticipated benefits of the acquisitions that we complete are not achieved, our business, operating results, financial condition, and prospects could be adversely affected.
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
The market for self-service data analytics software is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include, for example, data preparation, advanced analytic processing, modeling, and/or AI tools from Microsoft Corporation, Oracle Corporation, and SAS Institute Inc. Additionally, data visualization companies that already offer products and services in adjacent markets have introduced products and services that are increasingly competitive with our offerings. We could also face competition from new market entrants, some of whom might be our current technology partners, such as Databricks, Inc., DataRobot, Inc., Sisense Inc., and Snowflake Inc. In addition, some business analytics software companies offer data preparation and/or advanced analytic processing and modeling tools that are competitive with some of the features within our platform, such as Dataiku Ltd., salesforce.com, inc., and TIBCO Software Inc.
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources, greater experience with cloud business models, and greater name recognition than we do. Competition in the self-service data analytics software market has increased and we expect competition to become more intense as other established and emerging companies enter the self-service data analytics software market, as our competitors complete strategic acquisitions or form cooperative relationships, as customer requirements evolve, and as new products and services and technologies are introduced. In addition, many of our current and potential competitors have strong relationships with current and potential customers and extensive knowledge of the business analytics industry. As a result, our current and potential competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards, or customer requirements or devote greater resources than we can to the development, promotion, and sale of their products and services. Moreover, many of these companies are bundling their analytics products and services into larger deals or subscription renewals, often at significant discounts as part of a larger sale. In addition, some current and potential competitors may offer products or services that address one or a number of functions at lower prices or at no cost, or with greater depth than our platform. Further, our current and potential competitors may develop and market new technologies with comparable functionality to our platform. As a result of the foregoing or other developments, we may experience fewer customer orders, reduced gross margins, longer sales cycles, and loss of market share. This could lead us to decrease prices, implement alternative pricing structures, or introduce products and services available for free or a nominal price in order to remain competitive. We may not be able to compete successfully against current and future competitors, and our business, operating results, and financial condition may be harmed if we fail to meet these competitive pressures.

Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while we have started to release cloud-based products, most of our customers currently use our on-premise platform. The incorporation of a cloud-based business model into our operations has required and may continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams. If we are unable to make cloud-based products generally available as quickly as may be demanded by the market and which meet the needs and expectations of our customers, we may not be able to compete successfully against our competitors that have or may develop such products, and our business, operating results, and financial condition may be harmed.
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
The competitive position of our software platform depends in part on its ability to operate with products and services of third parties, software services, and infrastructure. We must continuously modify and enhance our platform to adapt to changes in hardware, software, networking, browser, hosting, and database technologies. For example, in July 2023 we announced an OpenAI connector, which allows users to leverage OpenAI to incorporate generative AI capabilities into Alteryx Designer workflows. In the future, one or more technology companies may choose not to support the operation of their hardware, software, or infrastructure, or our platform may not support the capabilities needed to operate with such hardware, software, or infrastructure. In addition, to the extent a third party were to develop software or services that compete with ours, that provider may choose not to support our platform. We intend to facilitate the compatibility of our software platform with various third-party hardware, software, and infrastructure by maintaining and expanding our business and technical relationships. If we are not successful in achieving this goal, our business, financial condition, and operating results could be adversely impacted.

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

Tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. For example, in August 2022, the Inflation Reduction Act, or IRA, was signed into law in the United States, which, among other things, imposes a 15% minimum corporate alternative tax on companies that have or have had annual financial statement income greater than $1 billion, levies an excise tax of 1% on net stock repurchases by publicly traded companies, and provides tax incentives to promote clean energy. While we have historically not repurchased shares of our common stock and are averaging less than $1 billion in adjusted net book income over a three-year period, we are continuing to evaluate the impact of the IRA on our business. Similarly, many international jurisdictions have recently proposed or recommended changes to existing tax laws or have enacted new laws that could impact our tax obligations in countries where we do business or cause us to change the way we operate our business. For example, in October 2021, the Organization for Economic Co-Operation and Development, or OECD, announced that 136 countries and jurisdictions (out of the 140 members of the OECD/G20 Inclusive Framework on base erosion and profit shifting) agreed on a solution to address the tax challenges arising from the digitalization of the economy. The solution imposes additional reporting obligations and taxation on corporations that exceed certain profitability and turnover thresholds. We are continuing to evaluate the impact of these tax developments as new guidance and regulations are published. Some of these or other new rules could result in double taxation of our international earnings. Changes in tax laws could materially impact our financial condition, results of operations, and cash flows. Given these developments, tax authorities in the U.S. and other jurisdictions are likely to increase their audit efforts and might challenge some of our tax positions, which could increase the amount of taxes we incur in those jurisdictions, and in turn, increase our global effective tax rate.
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
We believe that developing, maintaining, and enhancing awareness and integrity of our brand and reputation in a cost-effective manner is important to achieving widespread acceptance of our platform and is an important element in attracting and maintaining customers. We believe that the importance of our brand and reputation will increase as competition in our market further intensifies. Successful promotion of our brand will depend on the effectiveness of our marketing efforts, our ability to provide a reliable and useful platform at competitive prices, the perceived value of our platform, and our ability to provide quality customer support. Brand promotion activities may not yield increased revenue, and even if they do, the increased revenue may not offset the expenses we incur in building and maintaining our brand and reputation. We also rely on our customer base and community of end users to give us feedback on our platform and to provide user-based support to our other customers. If we fail to promote and maintain our brand successfully or to maintain loyalty among our customers, or if we incur substantial expenses in an unsuccessful attempt to promote and maintain our brand, we may fail to attract new or retain existing customers and partners, may not realize the benefits that we expect to receive from such relationships, and our business and financial condition may be adversely affected. Any negative publicity relating to our employees or partners, or others associated with these parties, or as a result of our sponsorships or other marketing activities, may also tarnish our own reputation simply by association and may reduce the value of our brand. Any negative publicity relating to our products may also tarnish our reputation and reduce the value of our brand. Damage to our brand and reputation may result in reduced demand for our platform and increased risk of losing market share to our competitors. Any efforts to restore the value of our brand and rebuild our reputation may be costly and may not be successful.
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
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse board and workforce. In addition, the SEC has also proposed additional disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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

Risks Related to Information Technology, Intellectual Property, Data Security and Privacy, and Artificial Intelligence
The nature of our platform makes it particularly vulnerable to errors or bugs, which could cause problems with how our platform performs and which could, in turn, reduce demand for our platform, reduce our revenue, and lead to product liability claims against us.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We and our third-party partners have security measures and disaster response plans in place designed to protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages, including any potential disruptions due to significantly increased global demand on certain cloud-based systems while workforces have transitioned to part-time or full-time work from home arrangements, could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, intentional or unintentional user conduct, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, as many of our employees continue to work remotely part-time or full-time, we may face additional data security risks. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine and related political or economic responses and counter-responses.
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
We collect and store sensitive information, including intellectual property, proprietary business information, and personal data of individuals, such as our customers, current and former employees, and employee candidates. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We and our third-party partners have security measures and disaster response plans in place designed to protect our customers' data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, there can be no assurance that we will not be subject to cybersecurity incidents that bypass our security measures, impact the integrity, availability, or privacy of data that may be subject to privacy laws or disrupt our information systems, devices, or business. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any cybersecurity vulnerabilities.
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

We may not be successful in our artificial intelligence initiatives, which could adversely affect our business, reputation, or financial results.
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, substantial investments to integrate AI and machine learning technology into our analytics platform, including increasing our technical operations and engineering. AI presents risks, challenges, and unintended consequences that could impact our ability to incorporate the use of AI successfully in our business. In addition, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications, and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Any of the foregoing could adversely affect our business, reputation, or financial results.

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

Third parties may own intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses in data, whether through the employment of large language models or other models leveraging data found on the internet, and the evolution of this law may limit our ability to exploit AI tools or expose us to litigation. For example, if adopted, the European Commission’s proposed Artificial Intelligence Act could impose new obligations or limitations affecting our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights or to otherwise seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for infringing technology used in our business, we may be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, reputation, operating results, and financial condition.
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
Any of the above could adversely affect our business operations and financial condition. Further, we increased infrastructure capacity in those areas where we anticipated increased demand in connection with our work-from-home policies. Any technology supply chain disruptions could delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth, and financial condition.
Failure to protect our intellectual property could adversely affect our business.
We currently rely on a combination of patents, copyrights, trademarks, trade secrets, confidentiality procedures, contractual commitments with employees, consultants, and other parties, and other legal rights to establish and protect our intellectual property. We currently have “Alteryx” and variants and other marks registered as trademarks or pending registrations in the U.S. and certain foreign countries. We also rely on copyright laws to protect computer programs related to our platform and our proprietary technologies, although to date we have not registered for statutory copyright protection. In addition, the availability of copyright protection and other legal protections for intellectual property generated by certain new technologies, such as generative AI, is uncertain. The use of generative AI and other forms of AI may expose us to risks because the intellectual property ownership and license rights, including copyright, of generative and other AI output has not been fully interpreted by courts in the United States or been fully addressed by federal or state regulation in the United States or foreign jurisdictions. We have registered numerous internet domain names in the U.S. and certain foreign countries related to our business. Despite our efforts, the steps we take to protect our intellectual property may be inadequate and we will not be able to protect our intellectual property if we are unable to enforce our rights or if we do not detect unauthorized use of our intellectual property. Unauthorized third parties may try to copy or reverse engineer portions of our platform or otherwise obtain and use our intellectual property. In addition, we may not be able to obtain sufficient intellectual property protection for important features of our platform, in which case our competitors may discover ways to provide similar features without infringing or misappropriating our intellectual property rights.
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
In the United States, we may be subject to both federal and state laws. For example, in the event our platform or other products process protected health information uploaded by our customers, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with the Health Insurance Portability and Accountability Act. Certain U.S. state laws may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than federal, international, or other state laws. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act, or the CCPA, later amended by ballot measure through the California Privacy Rights Act. Compliance with new privacy legislation enacted in various U.S. states may result in additional costs and expense of resources to maintain compliance.
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

Our ability to use our net operating losses to offset future taxable income may be subject to certain limitations which could subject our business to higher tax.
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
The holders of the Notes (as defined in Note 9, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) may be negatively affected by our levels of indebtedness. As of June 30, 2023, we had approximately $1.2 billion of indebtedness for borrowed money. Our indebtedness could have important consequences, including:
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
•the sale or other disposition, including the sale of substantially all the assets, of that subsidiary guarantor; or
•upon the achievement of investment grade status by the 2028 Notes from any two of Fitch Ratings, Inc., or Fitch, Moody’s Investors Service, Inc., or Moody’s, and Standard & Poors Ratings Services, or S&P, provided that such guarantees shall be reinstated if the 2028 Notes at any time cease to have investment grade status.
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
We expect that the trading price of the Convertible Notes will be significantly affected by the market price of our Class A common stock. As described elsewhere in these Risk Factors, the stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as rising inflation and interest rates, the global economic impact as a result of the geopolitical conflict stemming from Russia’s invasion of Ukraine, disruptions in access to bank deposits or lending commitments due to bank failures, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Convertible Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Convertible Notes.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through June 30, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 71.0 million shares of our Class A and Class B common stock outstanding as of June 30, 2023. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of June 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of June 30, 2023, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes your ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
Furthermore, we have customers in a variety of different industries. A significant downturn in the economic activity attributable to any particular industry may cause organizations to react by reducing their capital and operating expenditures in general or by specifically reducing their spending on information technology. In addition, our customers may delay or cancel information technology projects or seek to lower their costs by renegotiating vendor contracts. To the extent purchases of our platform are perceived by customers and potential customers to be discretionary, our revenue may be disproportionately affected by delays or reductions in general information technology spending. Also, customers may choose to develop in-house software as an alternative to using our platform. Moreover, competitors may respond to challenging market conditions by lowering prices and attempting to lure away our customers.
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
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information.

Rule 10b5-1 Plan Elections
During the three months ended June 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

Date: August 7, 2023	By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer (Principal Executive Officer)

Date: August 7, 2023	By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial Officer)