Form 10-Q
period 2023-09-30
Alteryx, Inc.
filed 2023-11-07
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
  _____________________________________________________
FORM 10-Q
 _____________________________________________________
 (Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐     No  ☒
On October 30, 2023, there were 63,894,359 shares of the registrant’s Class A common stock outstanding and 7,886,450 shares of the registrant’s Class B common stock outstanding.

Alteryx, Inc.
Quarterly Report on Form 10-Q
For the Quarterly Period Ended September 30, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Quarterly Report on Form 10-Q other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “would,” “target,” or “project,” or other comparable terminology. Forward-looking statements contained in this Quarterly Report on Form 10-Q include, but are not limited to, statements about our expectations regarding:

•macroeconomic conditions, including the impacts of rising inflation, interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, foreign currency exchange rates, and economic uncertainty, and the impacts of geopolitical and other natural and man-made events, like regional conflicts and government shutdowns;
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
•the continued development and success of Maveryx Community, our online user community, distribution channels, and our partner relationships, including the ability of our partners to successfully enable and deliver specialized support to our customers;
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

PART I: FINANCIAL INFORMATION
Item 1. Condensed Consolidated Financial Statements (unaudited).
Alteryx, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Loss
(in millions, shares in thousands, except per share data)
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription-based software license	$117	$111	$284	$255
PCS and services	115	104	335	299
Total revenue	232	215	619	554
Cost of revenue:
Subscription-based software license	1	3	5	8
PCS and services	33	29	92	78
Total cost of revenue	34	32	97	86
Gross profit	198	183	522	468
Operating expenses:
Research and development	53	55	169	162
Sales and marketing	133	136	446	385
General and administrative	49	57	146	173
Impairment of long-lived assets	—	—	2	8
Total operating expenses	235	248	763	728
Loss from operations	(37)	(65)	(241)	(260)
Interest expense	(12)	(2)	(30)	(7)
Other income (expense), net	1	(7)	19	(16)
Loss before provision for income taxes	(48)	(74)	(252)	(283)
Provision for income taxes	2	1	7	4
Net loss	$(50)	$(75)	$(259)	$(287)
Net loss per share attributable to common stockholders, basic	$(0.70)	$(1.09)	$(3.67)	$(4.20)
Net loss per share attributable to common stockholders, diluted	$(0.70)	$(1.09)	$(3.67)	$(4.20)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	71,305	68,673	70,615	68,273
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	71,305	68,673	70,615	68,273
Other comprehensive income, net of tax:
Net unrealized holding gain (loss) on investments, net of tax	$1	$—	$3	$(3)
Foreign currency translation adjustments, net of tax	6	4	(2)	9
Other comprehensive income, net of tax	7	4	1	6
Total comprehensive loss	$(43)	$(71)	$(258)	$(281)
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Balance Sheets
(in millions, shares in thousands, except par value)
(unaudited)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$463	$105
Short-term investments	172	237
Accounts receivable, net	130	260
Prepaid expenses and other current assets	162	145
Total current assets	927	747
Property and equipment, net	68	69
Operating lease right-of-use assets	42	51
Long-term investments	47	90
Goodwill	398	398
Intangible assets, net	51	61
Other assets	135	141
Total assets	$1,668	$1,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12	$14
Accrued payroll and payroll related liabilities	55	81
Accrued expenses and other current liabilities	53	56
Deferred revenue	179	276
Convertible senior notes, net	399	85
Total current liabilities	698	512
Long-term debt, net	838	793
Operating lease liabilities	49	61
Other liabilities	16	17
Total liabilities	1,601	1,383
Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of September 30, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 63,837 and 61,616 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively; 500,000 Class B shares authorized, 7,886 and 7,886 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	774	623
Accumulated deficit	(702)	(443)
Accumulated other comprehensive loss	(5)	(6)
Total stockholders’ equity	67	174
Total liabilities and stockholders’ equity	$1,668	$1,557
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, shares in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2022	69,502	$—	$623	$(443)	$(6)	$174
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	767	—	(27)	—	—	(27)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	159	—	9	—	—	9
Stock-based compensation		—	60	—	—	60
Extinguishment of capped calls	(10)	—	—	—	—	—
Conversion of 2023 Notes, net of tax	9	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Unrealized gain on investments, net of tax	—	—	—	—	2	2
Net loss	—	—	—	(89)	—	(89)
Balances at March 31, 2023	70,427	$—	$665	$(532)	$(8)	$125
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	573	—	(13)	—	—	(13)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	29	—	—	—	—	—
Stock-based compensation	—	—	64	—	—	64
Cumulative translation adjustment	—	—	—	—	(4)	(4)
Net loss	—	—	—	(120)	—	(120)
Balances at June 30, 2023	71,029	$—	$716	$(652)	$(12)	$52
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	500	—	(8)	—	—	(8)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	194	—	4	—	—	4
Stock-based compensation	—	—	62	—	—	62
Cumulative translation adjustment	—	—	—	—	6	6
Unrealized gain on investments, net of tax	—	—	—	—	1	1
Net loss	—	—	—	(50)	—	(50)
Balances at September 30, 2023	71,723	$—	$774	$(702)	$(5)	$67
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Stockholders’ Equity (continued)
(in millions, shares in thousands)
(unaudited)

	Three and Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total
	Shares	Amount
Balances at December 31, 2021	67,534	$—	$599	$(190)	$(6)	$403
Adoption of ASU 2020-06	—	—	(177)	66	—	(111)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	434	—	(14)	—	—	(14)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	160	—	5	—	—	5
Stock-based compensation	—	—	53	—	—	53
Cumulative translation adjustment	—	—	—	—	2	2
Unrealized loss on investments, net of tax	—	—	—	—	(2)	(2)
Net loss	—	—	—	(105)	—	(105)
Balances at March 31, 2022	68,128	$—	$466	$(229)	$(6)	$231
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	329	—	(12)	—	—	(12)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	4	—	—	—	—	—
Stock-based compensation	—	—	58	—	—	58
Cumulative translation adjustment	—	—	—	—	3	3
Unrealized loss on investments, net of tax	—	—	—	—	(1)	(1)
Net loss	—	—	—	(107)	—	(107)
Balances at June 30, 2022	68,461	$—	$512	$(336)	$(4)	$172
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	325	—	(11)	—	$—	(11)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	124	—	5	—	—	5
Stock-based compensation	—	—	62	—	—	62
Cumulative translation adjustment	—	—	—	—	4	4
Net loss	—	—	—	(75)	—	(75)
Balances at September 30, 2022	68,910	$—	$568	$(411)	$—	$157
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(259)	$(287)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	27	27
Non-cash operating lease cost	9	15
Stock-based compensation	183	164
Amortization (accretion) of discounts and premiums on investments, net	(4)	1
Amortization of debt discount and issuance costs	3	2
Deferred income taxes	4	2
Impairment of long-lived assets	2	8
Other non-cash operating activities, net	3	21
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	127	83
Deferred commissions	(12)	(9)
Prepaid expenses, other current assets, and other assets	6	(94)
Accounts payable	(1)	15
Accrued payroll and payroll related liabilities	(27)	(23)
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	(18)	(13)
Deferred revenue	(94)	(25)
Net cash used in operating activities	(51)	(113)
Cash flows from investing activities:
Capitalized software development costs	(15)	(8)
Purchases of property and equipment	(2)	(20)
Cash paid in acquisitions, net of cash acquired	—	(387)
Purchases of investments	(143)	(115)
Sales and maturities of investments	245	608
Net cash provided by investing activities	85	78
Cash flows from financing activities:
Proceeds from issuance of senior notes, net of issuance costs	441	—
Principal payments on 2023 convertible senior notes	(85)	—
Proceeds from exercise of stock options and issuance of shares from employee stock purchase plan	13	10
Minimum tax withholding paid on behalf of employees for restricted stock units	(48)	(37)
Other financing activity	1	—
Net cash provided by (used in) financing activities	322	(27)
Effect of exchange rate changes on cash, cash equivalents and restricted cash	—	(3)
Net increase (decrease) in cash, cash equivalents and restricted cash	356	(65)
Cash, cash equivalents and restricted cash—beginning of period	110	155
Cash, cash equivalents and restricted cash—end of period	$466	$90
The accompanying notes are an integral part of these condensed consolidated financial statements

Alteryx, Inc.
Condensed Consolidated Statements of Cash Flows (continued)
(in millions)
(unaudited)

	Nine Months Ended September 30,
	2023	2022
Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$6
Cash paid for income taxes	$3	$2
Cash paid for amounts included in the measurement of operating lease liabilities	$17	$17
Supplemental disclosure of noncash investing and financing activities:
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$—	$4
Right-of-use assets obtained in exchange for new operating lease liabilities	$—	$3
Stock-based compensation included in capitalized software development costs	$4	$3
Commissions paid with Class A common stock	$3	$8
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

Recent Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently adopted accounting guidance during the nine months ended September 30, 2023 that are of significance or potential significance to us.
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
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue by region:
United States	$169	$141	$441	$381
International	63	74	178	173
Total	$232	$215	$619	$554
Revenue attributable to the United Kingdom and Canada comprised 10.6% and 11.3%, respectively, of the total revenue for the three months ended September 30, 2022. Other than the United Kingdom and Canada for the three months ended September 30, 2022, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, France, Germany, Japan, Singapore, United Arab Emirates, and the United Kingdom, and research and development centers in Australia, the Czech Republic, India, and Ukraine. Revenue by location is determined by the billing address of the customer.
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
As of September 30, 2023 and December 31, 2022, we had deferred revenue of $179 million and $276 million, respectively, included in current deferred revenue and $4 million and $4 million, respectively, included in other liabilities on our condensed consolidated balance sheet. During the three months ended September 30, 2023 and 2022, we recognized $94 million and $91 million, respectively, of revenue related to amounts that were included in deferred revenue as of June 30, 2023 and 2022, respectively. During the nine months ended September 30, 2023 and 2022, we recognized $233 million and $180 million, respectively, of revenue related to amounts that were included in deferred revenue as of December 31, 2022 and 2021, respectively.
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

A summary of the activity impacting our deferred commissions during the three and nine months ended September 30, 2023 and 2022 is presented below (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Beginning balance(1)	$103	$71	$96	$70
Additional deferred commissions	25	25	73	58
Amortization of deferred commissions	(21)	(19)	(63)	(49)
Effects of foreign currency translation	(1)	(1)	—	(3)
Ending balance	$106	$76	$106	$76
(1) Of the total amount of commissions deferred as of January 1, 2023 and January 1, 2022, $2 million and $6 million were paid in shares of our Class A common stock in the nine months ended September 30, 2023 and September 30, 2022, respectively. No payments were made in shares in the three months ended September 30, 2023 and September 30, 2022.
As of September 30, 2023 and 2022, $46 million and $33 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the three and nine months ended September 30, 2023 and 2022. There were no assets recognized related to the costs to fulfill contracts during each of the three and nine months ended September 30, 2023 and 2022 as these costs were not material.
Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our condensed consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of September 30, 2023, we had an aggregate transaction price of $517 million allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. We expect to recognize $483 million as revenue over the next 24 months, with the remaining amount expected to be recognized thereafter.

4. Business Combinations
Trifacta Inc.
On February 7, 2022, we acquired 100% of the outstanding equity of Trifacta Inc., or Trifacta, pursuant to an Agreement and Plan of Merger, dated January 6, 2022, or the Trifacta Merger Agreement. The acquisition was made to augment our product and go-to-market teams and acquire developed technology to advance our cloud-based functionalities. The aggregate consideration payable in exchange for all of the outstanding equity interests in Trifacta, inclusive of customary adjustments set forth in the Trifacta Merger Agreement, was $398 million. The transaction costs associated with the acquisition were approximately $11 million, of which $8 million was incurred during the nine months ended September 30, 2022 and was recorded in general and administrative expense.
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

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, net unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of September 30, 2023 and December 31, 2022 (in millions):

	As of September 30, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$43	$—	$43	$43	$—	$—
Level 1:
Money market funds	406	—	406	406	—	—
Subtotal	406	—	406	406	—	—
Level 2:
Commercial paper	28	—	28	14	14	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	186	(1)	185	—	140	45
Corporate bonds	14	—	14	—	12	2
Subtotal	234	(1)	233	14	172	47
Level 3:	—	—	—	—	—	—
Total	$683	$(1)	$682	$463	$172	$47

	As of December 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$63	$—	$63	$63	$—	$—
Level 1:
Money market funds	20	—	20	20	—	—
Subtotal	20	—	20	20	—	—
Level 2:
Commercial paper	60	—	60	21	39	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	237	(3)	234	1	156	77
Corporate bonds	46	(1)	45	—	36	9
Subtotal	349	(4)	345	22	237	86
Level 3:	—	—	—	—	—	—
Total	$432	$(4)	$428	$105	$237	$86
All long-term investments had maturities between one and two years in duration as of September 30, 2023.
As of September 30, 2023, we had gross unrealized losses of $1 million with respect to $219 million aggregate fair value of our available-for-sale securities, and we do not intend to sell, nor is it more likely than not that we will be required to sell, these investments before recovery of their amortized cost basis. These gross unrealized losses were classified in accumulated other comprehensive loss in our condensed consolidated balance sheets as of September 30, 2023.

Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes, as defined in Note 9, Debt, carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of September 30, 2023, the fair value of the 2024 Notes, the 2026 Notes, and the 2028 Notes was $384 million, $359 million, and $449 million, respectively. As of December 31, 2022, the fair value of the 2023 Notes, the 2024 Notes, and the 2026 Notes was $105 million, $369 million, and $332 million, respectively. The carrying amounts of our accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
Other Investments. The table above does not include our debt and equity investments in which we do not have a controlling interest or significant influence. As of September 30, 2023, the balance of our investments was $12 million, which is included in other assets, compared to $4 million as of December 31, 2022, which is included in long-term investments. Since our initial investments, there have been no impairments or adjustments to the carrying amounts of our equity or debt investments.

6. Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Contract asset	$79	$60
Deferred commissions	46	41
Prepaid expenses	28	38
Other	9	6
Total	$162	$145
Other assets consisted of the following (in millions):

	September 30, 2023	December 31, 2022
Contract asset	$56	$71
Deferred commissions	60	55
Other	19	15
Total	$135	$141

7. Goodwill and Intangible Assets
The change in carrying amount of goodwill for the nine months ended September 30, 2023 was as follows (in millions):

Goodwill as of December 31, 2022	$398
Effects of foreign currency translation	—
Goodwill as of September 30, 2023	$398
Intangible assets consisted of the following (in millions, except years):

	As of September 30, 2023
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	1.4	$2	$(2)	$—
Completed technology	5.0	71	(21)	50
Trade names	1.4	2	(1)	1
		$75	$(24)	$51

	As of December 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.1	$2	$(1)	$1
Completed technology	5.6	82	(23)	59
Trade names	2.1	2	(1)	1
		$86	$(25)	$61
The following table presents our estimates of remaining amortization expense for finite-lived intangible assets at September 30, 2023 (in millions):

Remainder of 2023	$3
2024	12
2025	10
2026	9
2027	8
Thereafter	9
Total amortization expense	$51

8. Workforce Management
During the nine months ended September 30, 2023, we substantially completed a workforce reduction plan, or the Workforce Reduction Plan, intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth, primarily impacting our sales and marketing organization. In connection with the Workforce Reduction Plan, during the nine months ended September 30, 2023, we incurred $17 million in charges related to the statutory notice period and severance payments, employee benefits, and job placement services.

(in millions)	Workforce Reduction Plan
Liability as of December 31, 2022	$—
Charges	17
Payments	(16)
Liability as of September 30, 2023	$1
The liability as of September 30, 2023 for charges in connection with the Workforce Reduction Plan is included in accrued payroll and payroll related liabilities in the condensed consolidated balance sheets.
Charges related to the Workforce Reduction Plan are included in the condensed consolidated statements of operations and comprehensive loss, as follows (in millions):

	Three Months Ended September 30, 2023	Nine Months Ended September 30, 2023
Cost of goods sold	$—	$1
Research and development	1	3
Sales and marketing	4	11
General and administrative	—	2
Total	$5	$17

9. Debt
Our debt consisted of the following, which comprises the current portion of certain convertible notes, our long-term convertible notes, and our long-term senior unsecured notes, each as further described below (in millions):

	As of September 30, 2023			As of December 31, 2022
	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$400	$400	$450	$85	$400	$400
Less: debt discount and issuance costs, net of amortization	(1)	(3)	(9)	—	(3)	(4)
Net carrying amount	$399	$397	$441	$85	$397	$396
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
Convertible Senior Notes
The following table presents details of our convertible senior notes outstanding as of September 30, 2023, which are further discussed below (original principal in millions):

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

Our 0.5% convertible senior notes due 2023, or the 2023 Notes, were settled on their maturity date of June 1, 2023. Cash paid for the settlement of the principal amount and the accrued interest of the 2023 Notes and settlement of a conversion request initiated in 2022 was $85 million. There were no other conversion requests for the 2023 Notes prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The capped call transactions related to the 2023 Notes expired upon maturity of the 2023 Notes.
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
As of September 30, 2023, the 2024 & 2026 Notes were not convertible. Because the 2024 Notes will mature on August 1, 2024, they have been classified as current liabilities in our condensed consolidated balance sheets as of September 30, 2023.
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
Contractual Obligations of Notes
The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in millions):

Payments Due by Period
Remainder of 2023	$—
2024	445
2025	44
2026	443
2027	39
2028	470
Total principal and related contractual interest	$1,441

The following table sets forth interest expense recognized related to the Notes (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Contractual interest expense	$11	$2	$27	$5
Amortization of debt issuance costs and discount	1	—	3	2
Total	$12	$2	$30	$7

10. Equity Awards
Stock Options
Stock option activity, excluding activity related to the employee stock purchase plan, during the nine months ended September 30, 2023 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price
Options outstanding at December 31, 2022	1,106	$41.43
Granted	—	—
Exercised	(59)	4.69
Canceled/forfeited	(5)	9.15
Options outstanding at September 30, 2023	1,042	$43.63
There were no options granted during the nine months ended September 30, 2023. As of September 30, 2023, there was $1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of 0.6 years.
Restricted Stock Units
Restricted stock unit, or RSU, and performance-based RSU, or PRSU, activity during the nine months ended September 30, 2023 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value (1)
RSUs outstanding at December 31, 2022	9,928	$55.70
Granted	3,030	61.94
Vested	(2,826)	66.63
Canceled/forfeited	(1,518)	63.58
RSUs outstanding at September 30, 2023	8,614	$52.92
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
As of September 30, 2023, total unrecognized compensation expense related to unvested RSUs and PRSUs was approximately $343 million, which is expected to be recognized over a weighted-average period of 1.8 years.
We classified stock-based compensation expense in the accompanying condensed consolidated statements of operations and comprehensive loss as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenue	$5	$5	$13	$13
Research and development	15	14	43	40
Sales and marketing	22	22	69	56
General and administrative	20	20	58	55
Total	$62	$61	$183	$164

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
As of September 30, 2023 and December 31, 2022, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

12. Income Taxes
The following table presents details of the provision for income taxes and our effective tax rates (in millions, except percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Provision for income taxes	$2	$1	$7	$4
Effective tax rate	(4.2)%	(1.6)%	(2.8)%	(1.5)%
We account for income taxes according to ASC 740, which, among other things, requires that we estimate our annual effective income tax rate for the full year and apply it to pre-tax income (loss) for each interim period, taking into account year-to-date amounts and projected results for the full year. We periodically evaluate whether we will recover a portion or all of our deferred tax assets. We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of September 30, 2023, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of September 30, 2023.
We account for the tax effects of discrete events in the interim period they occur. The provision for income taxes consists of federal, foreign, state, and local income taxes. Our effective tax rate differs from the statutory U.S. income tax rate due to the effect of state and local income taxes, differing tax rates imposed on income earned in foreign jurisdictions and in the United States, losses in foreign jurisdictions, certain nondeductible expenses, excess tax deductions, and the changes in valuation allowances against our deferred tax assets. Our effective tax rate could change significantly from quarter to quarter because of recurring and nonrecurring factors. The provision for income taxes for each of the three and nine months ended September 30, 2022 and 2023 was primarily attributable to increased foreign withholding tax and state minimum tax in the related jurisdictions. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries. We did not recognize benefits from excess tax deductions from exercised stock options and settled RSUs or net operating losses for either the three and nine months ended September 30, 2022 or 2023 as a result of the full valuation allowance against our U.S. and U.K. net deferred tax assets.
Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.

13. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in millions, except shares in thousands and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss attributable to common stockholders	$(50)	$(75)	$(259)	$(287)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	71,305	68,673	70,615	68,273
Net loss per share attributable to common stockholders, basic and diluted	$(0.70)	$(1.09)	$(3.67)	$(4.20)
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Stock awards	7,424	8,790	8,096	8,186
Convertible senior notes	4,225	6,136	4,684	6,136
Total shares excluded from net loss per share	11,649	14,926	12,780	14,322

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
Our analytics platform comprises Alteryx Designer, our data profiling, preparation, blending, and analytics product used to create visual workflows or analytic processes through an intuitive drag-and-drop interface; Alteryx Server, our secure and scalable server-based product for scheduling, sharing, and running analytic processes and applications in a web-based environment; Alteryx Connect, our collaborative data exploration platform for discovering information assets and sharing recommendations across the enterprise; and Alteryx Intelligence Suite, our solution for artificial intelligence that provides automated modeling, optical character recognition, and natural language processing to gain insights and produce production models. Our Alteryx Analytics Cloud platform also offers cloud-native products, including Alteryx Designer Cloud, our cloud-native data profiling, preparation, and data pipelining product used to create visual workflows or analytic processes through our drag-and-drop interface; Alteryx Machine Learning, our cloud-based solution for automated machine learning, or AutoML, where business analysts can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience; Alteryx Auto Insights, our cloud-native analytics solution built for enterprises that utilizes artificial intelligence-driven data discovery to perform root cause analysis of business trends to automate insights for business users; and Alteryx Location Intelligence, our map-based, enterprise-grade solution for creating geospatial-based insights. Cloud Execution for Desktop is our cloud-connected product for saving, scheduling, and running Alteryx Designer-built workflows within the Alteryx Analytics Cloud Platform. In addition, Alteryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. The Maveryx Community also provides a channel for users to share tools and workflows in a centralized repository.
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of September 30, 2023, we had customers in more than 90 countries, including 970 of the Global 2000 companies. We derive a large portion of our revenue from subscriptions for use of our platform. Our software can be licensed for use on a desktop or server, or it can be deployed in the cloud. Subscription periods for our platform generally range from one to three years and subscription fees are typically billed annually in advance. We also generate revenue from professional services, including training and consulting services. Revenue from subscriptions, including related PCS, represented over 95% of revenue for each of the three and nine months ended September 30, 2023 and 2022.
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
The following table summarizes our annualized recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2022	2022	2022	2022	2023	2023	2023
Annualized recurring revenue	$684	$727	$758	$834	$857	$890	$914
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

The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2022	2022	2022	2022	2023	2023	2023
Dollar-based net expansion rate	119%	120%	121%	121%	121%	120%	119%
Number of Customers with ARR of $250,000 or Greater. As we have grown, and as part of our enterprise-focused sales strategy, our ability to grow our base of larger customers while increasing penetration with those customers has increasingly become a key indicator of our market expansion, the growth of our business, and our future potential business opportunities. In particular, we believe that the number of customers with ARR of $250,000 or greater at the end of a reporting period is a useful indicator of the scale of customer adoption and expansion of our platform and the success of our enterprise-focused sales strategy. Accordingly, beginning in the three months ended June 30, 2023, we began reporting the number of customers with ARR of $250,000 or greater instead of our total number of customers. We define a customer at the end of any particular period as an entity with a subscription agreement that runs through the current or future period as of the measurement date. A single organization with separate subsidiaries, segments, or divisions that use our platform may represent multiple customers, and we treat each identified entity with a unique nine-digit identification number provided by Dun & Bradstreet as a single customer. In cases where customers subscribe to our platform through our channel partners, each end customer is counted separately.
The following table summarizes the number of our customers with ARR of $250,000 or greater at each quarter end for the periods indicated:

	As of
	Mar. 31,	Jun. 30,	Sep. 30,	Dec. 31,	Mar. 31,	Jun. 30,	Sep. 30,
	2022	2022	2022	2022	2023	2023	2023
Customers with ARR of $250,000 or greater	530	566	586	643	660	689	706

Results of Operations
The following table sets forth our results of operations for the periods indicated. The period-to-period comparison of financial results is not necessarily indicative of financial results to be achieved in future periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Revenue:
Subscription-based software license	$117	$111	$284	$255
PCS and services	115	104	335	299
Total revenue	232	215	619	554
Cost of revenue:
Subscription-based software license	1	3	5	8
PCS and services	33	29	92	78
Total cost of revenue(1)	34	32	97	86
Gross profit	198	183	522	468
Operating expenses:
Research and development(1)	53	55	169	162
Sales and marketing(1)	133	136	446	385
General and administrative(1)	49	57	146	173
Impairment of long-lived assets	—	—	2	8
Total operating expenses	235	248	763	728
Loss from operations	(37)	(65)	(241)	(260)
Interest expense	(12)	(2)	(30)	(7)
Other income (expense), net	1	(7)	19	(16)
Loss before provision for income taxes	(48)	(74)	(252)	(283)
Provision for income taxes	2	1	7	4
Net loss	$(50)	$(75)	$(259)	$(287)
(1) Amounts include stock-based compensation expense as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)
Cost of revenue	$5	$5	$13	$13
Research and development	15	14	43	40
Sales and marketing	22	22	69	56
General and administrative	20	20	58	55
Total	$62	$61	$183	$164

The following table sets forth selected historical financial data for the periods indicated, expressed as a percentage of revenue:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Subscription-based software license	50.4%	51.7%	45.9%	46.1%
PCS and services	49.6	48.3	54.1	53.9
Total revenue	100.0	100.0	100.0	100.0
Cost of revenue:
Subscription-based software license	0.5	1.4	0.8	1.4
PCS and services	14.2	13.4	14.9	14.1
Total cost of revenue	14.7	14.8	15.7	15.5
Gross profit	85.3	85.2	84.3	84.5
Operating expenses:
Research and development	22.8	25.4	27.3	29.2
Sales and marketing	57.3	63.0	72.1	69.4
General and administrative	21.1	26.4	23.6	31.2
Impairment of long-lived assets	—	—	0.2	1.5
Total operating expenses	101.2	114.8	123.2	131.3
Loss from operations	(15.9)	(29.6)	(38.9)	(46.8)
Interest expense	(5.2)	(1.1)	(4.8)	(1.3)
Other income (expense), net	0.4	(3.2)	3.1	(2.8)
Loss before provision for income taxes	(20.7)	(33.9)	(40.6)	(50.9)
Provision for income taxes	0.9	0.6	1.1	0.8
Net loss	(21.6)%	(34.5)%	(41.7)%	(51.7)%

Comparison of the Three and Nine Months Ended September 30, 2023 and 2022
Revenue

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Subscription-based software license	$117	$111	$6	5.4%	$284	$255	$29	11.4%
PCS and services	115	104	11	10.6	335	299	36	12.0
Total revenue	$232	$215	$17	7.9%	$619	$554	$65	11.7%
Subscription-based software license revenue increased for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 primarily due to an increase in total contract value bookings.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition, the increases in PCS and services revenue are primarily attributed to sales to customers in prior periods and growth in our customer base between September 30, 2022 and September 30, 2023. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. Sales of our cloud-based product offerings did not represent a material amount of revenue for each of the three and nine months ended September 30, 2023 and 2022.
The disaggregation of revenue by region was as follows:

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
United States	$169	$141	$28	19.9%	$441	$381	$60	15.7%
International	63	74	(11)	(14.9)	178	173	5	2.9
Total revenue	$232	$215	$17	7.9%	$619	$554	$65	11.7%
Cost of Revenue and Gross Margin

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Subscription-based software license	$1	$3	$(2)	(66.7)%	$5	$8	$(3)	(37.5)%
PCS and services	33	29	4	13.8	92	78	14	17.9
Total cost of revenue	$34	$32	$2	6.3%	$97	$86	$11	12.8%
% of revenue	14.7%	14.8%			15.7%	15.5%
Gross margin	85.3%	85.2%			84.3%	84.5%
Cost of revenue increased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to $2 million in increased employee-related costs, including stock-based compensation, driven by an increase in headcount due to organizational realignment.
Cost of revenue increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to $8 million in increased employee-related costs, driven by a headcount increase late in the first quarter of 2022, which drove an increase in employee-related costs in the current year due to an extra three months of salaries and stock-based compensation expense, and due to organizational realignment. Additionally, there was an increase of $2 million in depreciation of capitalized software development costs.
As of September 30, 2023, we had 317 cost of revenue personnel as compared to 303 as of September 30, 2022.

Research and Development

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Research and development	$53	$55	$(2)	(3.6)%	$169	$162	$7	4.3%
% of revenue	22.8%	25.4%			27.3%	29.2%
Research and development expense decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a $2 million decrease in employee-related costs, including stock-based compensation, resulting from a decrease in headcount.
Research and development expense increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily driven by a headcount increase late in the first six months of 2022, which drove a $6 million increase in employee-related costs in the first six months of the current year due to additional salaries and stock-based compensation, offset by a decrease of $2 million related to current quarter headcount reductions. In addition, there was an increase in information technology and overhead costs of $3 million due to the procurement of additional software licenses to support the cloud infrastructure.
As of September 30, 2023, we had 643 research and development personnel as compared to 693 as of September 30, 2022.
Sales and Marketing

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Sales and marketing	$133	$136	$(3)	(2.2)%	$446	$385	$61	15.8%
% of revenue	57.3%	63.0%			72.1%	69.4%
Sales and marketing expense decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a $3 million decrease in employee-related costs and travel and entertainment expenses, resulting from a decrease in headcount.
Sales and marketing expense increased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily driven by a headcount increase late in the first six months of 2022, which drove a $52 million increase in employee-related costs and a $5 million increase in travel and entertainment expenses in the first six months of the current year due to additional salaries, stock-based compensation expense, and our annual sales kickoff conference. Included in these increases was a shift from annual to semi-annual commission plans that resulted in certain accelerator payouts in the current year that were not incurred in the prior year. Additionally, there was an increase of $5 million in marketing programs due to our brand awareness campaigns, such as our in-person user conference in May 2023. These increases were offset by a decrease of $3 million related to current quarter headcount reductions.
As of September 30, 2023, we had 1,132 sales and marketing personnel as compared to 1,375 as of September 30, 2022.

General and Administrative

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
General and administrative	$49	$57	$(8)	(14.0)%	$146	$173	$(27)	(15.6)%
% of revenue	21.1%	26.4%			23.6%	31.2%
General and administrative expense decreased for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 primarily due to a decrease in employee-related costs of $7 million, resulting primarily from a decrease in headcount and organization realignment and a decrease in overhead costs of $1 million resulting primarily from our 2022 office rationalization.
General and administrative expense decreased for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 primarily due to a decrease in consulting and outsourced labor costs of $13 million, which were higher in the prior period as a result of legal and accounting professional services fees related to our acquisition of Trifacta, an $11 million decrease in employee-related costs, primarily due to a decrease in headcount and organization realignment, and a decrease in overhead costs of $4 million resulting primarily from our 2022 office rationalization. These decreases were offset by a $3 million increase in stock-based compensation, driven by full periods of recognition of the prior year market-based awards and additional PRSUs to certain executives.
As of September 30, 2023, we had 280 general and administrative personnel as compared to 453 as of September 30, 2022.
Impairment of Long-Lived Assets

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Impairment of long-lived assets	$—	$—	$—	*	$2	$8	$(6)	(75.0)%

*	Not meaningful
During the nine months ended September 30, 2023, we experienced a triggering event related to the sublease of our previous corporate headquarters to a third party and recorded impairment charges of $2 million on the remaining right-of-use assets and fixed assets, as the carrying value exceeded the reassessed future discounted cash flows.
During the nine months ended September 30, 2022, we ceased using and subleased our previous corporate headquarters to a third party and recorded impairment charges on the right-of-use assets and related fixed assets of $6 million and $2 million, respectively, as the carrying value exceeded the future discounted cash flows.

Interest Expense

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Interest expense	$(12)	$(2)	$(10)	500.0%	$(30)	$(7)	$(23)	328.6%
Interest expense is primarily attributable to our 2023 Notes, 2024 & 2026 Notes, and 2028 Notes issued during the three months ended June 30, 2018, September 30, 2019, and March 31, 2023, respectively. Interest expense increased in the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 due to our issuance of the 8.75% senior notes due 2028 in March 2023. With respect to the 2023 Notes, interest expense was no longer incurred after June 1, 2023, which was the maturity date of the 2023 Notes.
Other Income (Expense), Net

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Other income (expense), net	$1	$(7)	$8	(114.3)%	$19	$(16)	$35	(218.8)%

Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions and interest income from our available-for-sale securities. The increase in other income (expense), net for the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 was primarily related to an increase in investment income of $7 million due to a larger investment portfolio and higher interest rates.
The increase in other income (expense), net for the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022 was primarily related to an increase in investment income of $18 million due to a larger investment portfolio and higher interest rates, and a decrease in loss in foreign currency remeasurement of $15 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact.
Provision for Income Taxes

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	Amount	%	2023	2022	Amount	%
	(in millions, except percentages)
Provision for income taxes	$2	$1	$1	100.0%	$7	$4	$3	75.0%
The change in the provision for income taxes for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 was primarily due to increased foreign withholding tax as a result of an increase in revenue in the related jurisdictions and state minimum taxes. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries.

Liquidity and Capital Resources
We had $682 million and $432 million of cash, cash equivalents, and investments in marketable securities with $655 million and $398 million held domestically, as of September 30, 2023 and December 31, 2022, respectively. The increase in cash, cash equivalents, and investments is primarily associated with the offering and sale of $450 million in aggregate principal amount of the 2028 Notes during the nine months ended September 30, 2023. Net proceeds received from the offering were $441 million, net of debt issuance costs paid as of nine months ended September 30, 2023. The increase in cash, cash equivalents, and investments was partially offset by a cash outflow related to principal payments of $85 million on the 2023 Notes in settlement of conversions and payments at maturity during the nine months ended September 30, 2023.
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
Other than the issuance of the 2028 Notes as described elsewhere in this Quarterly Report on Form 10-Q, there were no material changes in our contractual obligations and commitments during the three and nine months ended September 30, 2023 from the indebtedness or contractual obligations and commitments disclosed in the Annual Report. See Note 9, Debt, and Note 11, Contingencies, of the notes to our condensed consolidated financial statements included in Part 1, Item 1 of this Quarterly Report on Form 10-Q for additional information regarding contractual obligations and commitments.
We do not have any relationships with unconsolidated entities or financial relationships, such as structured finance or special purpose entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Cash Flows
The following table sets forth cash flows for the periods indicated:

	Nine Months Ended September 30,
	2023	2022
	(in millions)
Net cash used in operating activities	$(51)	$(113)
Net cash provided by investing activities	85	78
Net cash provided by (used in) financing activities	322	(27)
Operating Activities
Net cash used in operating activities was $51 million for the nine months ended September 30, 2023. Net cash used in operating activities primarily reflected a net loss of $259 million and a change in operating assets and liabilities of $19 million, offset by a change in net non-cash activity of $227 million.
Net cash used in operating activities was $113 million for the nine months ended September 30, 2022. Net cash used in operating activities primarily reflected a net loss of $287 million and a change in operating assets and liabilities of $66 million, offset in part by net non-cash activity of $240 million.
Changes in operating assets and liabilities are primarily driven by the seasonality of our sales cycle. The fourth quarter of each fiscal year has historically been our strongest quarter for new business and renewals and, correspondingly, the first quarter of the subsequent fiscal year has historically been the strongest for cash collections on accounts receivable and highest for payments of sales commissions. As a result of this seasonality, our accounts receivable decreased during each of the nine months ended September 30, 2022 and 2023 compared to the year ended December 31, 2021 and 2022, respectively. These decreases were offset in part by a decrease to accrued payroll and payroll-related liabilities and a decrease in deferred revenue balances during each respective period. In addition to the sales cycle, our cash flow from operations is also impacted by the timing of obligations on accounts payable.
Investing Activities
Net cash provided by investing activities for the nine months ended September 30, 2023 was $85 million, consisting of $102 million of sales and maturities of investments, net of purchases, offset in part by $15 million of capitalized software development costs and $2 million of purchases of property and equipment.
Net cash provided by investing activities for the nine months ended September 30, 2022 was $78 million, consisting of $493 million of sales and maturities of investments, net of purchases, offset in part by $387 million of cash paid in connection with our acquisition of Trifacta, $20 million of purchases of property and equipment, and $8 million of capitalized software development costs.
Financing Activities
Net cash provided by financing activities for the nine months ended September 30, 2023 was $322 million, consisting primarily of net proceeds from our issuance of the 2028 Notes of $441 million, net of debt issuance costs paid as of the nine months ended September 30, 2023 and proceeds from stock option exercises and our employee stock purchase plan of $13 million, offset in part by a cash outflow related to principal payments of $85 million on the 2023 Notes in settlement of conversions and payments at maturity, and the minimum tax withholding paid on behalf of employees for RSU settlements of $48 million.
Net cash used in financing activities for the nine months ended September 30, 2022 was $27 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $37 million, offset in part by proceeds from stock option exercises and our employee stock purchase plan of $10 million.
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
Interest Rate and Market Risk
We had cash, cash equivalents and investments in marketable securities of $682 million as of September 30, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the nine months ended September 30, 2023 would not have had a material impact on our condensed consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of September 30, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Although we have generated net income in prior periods, we incurred a net loss in the three and nine months ended September 30, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we leverage the investments made to our organization in prior years and continue implementing initiatives designed to grow our business in a disciplined manner, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve or, once achieved, sustain profitability. We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, global economic and geopolitical uncertainty, rising levels of inflation, interest rates, pandemics, government shutdowns, regional conflicts, or other similar events or circumstances. In addition, growth of our revenue may slow or revenue may decline for a number of reasons, including a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.

Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies are experiencing and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia's invasion of Ukraine and the conflict in Israel, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there has been turmoil in the global banking system during 2023. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While we did not hold a material amount of cash at SVB or the other impacted regional banks and, as a result, the closure of those banks did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers' ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.
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

Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introductions of Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Location Intelligence, and Cloud Execution for Desktop, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increases, which could negatively impact our margins. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services, until industry and marketplace reviews become widely available, or due to concerns regarding migration complexity and product or service infancy issues. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. For example, we recently introduced Alteryx AiDIN, an artificial intelligence, or AI, engine deployed throughout the Alteryx Analytics Cloud platform to accelerate analytics efficiency and productivity. While the integration of AI into software has become prevalent across the technology industry, we cannot guarantee that customers will find the features useful. As part of our product lifecycle, we have, and may in the future, discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in January 2023, we discontinued the sale of Alteryx Promote. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.
Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, Alteryx Designer Cloud, and Cloud Execution for Desktop, and AI features, we need to continually enhance and improve our platform to keep pace with changes in internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
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
We have experienced rapid growth in headcount and operations over time and expect to continue to grow in the future. We employed 2,372 full-time employees as of September 30, 2023, and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, the Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. In addition, we license our platform to customers in more than 90 countries. This growth has placed, and may continue to place, significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. Further, we believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel and customers, and maintaining our culture has become more challenging as our employee base has changed over the last several years, including through accelerated growth, the acquisition of other companies, and reductions in force. If we are unable to manage our growth successfully, including as a result of our inability to maintain our corporate culture, without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to market and sell our platform could be harmed.
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
From time to time, we realign our resources and talent to implement stage-appropriate business strategies, including through reductions in force. These realignment activities have resulted in, and any additional furlough, layoff, or other reduction in force in the future may result in, the loss of long-term employees, voluntary departures of other employees, the loss of institutional knowledge and expertise, the reallocation and combination of certain roles and responsibilities across the organization, an increased risk of related litigation and claims, and a decline in employee morale and productivity. Any of the foregoing could adversely affect our operations. In addition, we may not be able to effectively realize all of the cost savings or other benefits anticipated by such actions and may incur unanticipated charges or liabilities as a result of such actions, which could result in additional adverse effects on our business or operating results.

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
Our future revenue growth depends in part upon increasing our customer base. Our ability to achieve significant growth in revenue in the future will depend, in large part, upon the effectiveness of our sales and marketing efforts, both domestically and internationally, and our ability to expand sales to our existing customers and attract new customers. In particular, we leverage lead generation strategies to drive our sales and revenue. If these marketing strategies fail to continue to generate sufficient sales opportunities necessary to increase our revenue, if we are unable to successfully drive new and existing customer engagement through digital marketing efforts, and, more generally, to the extent that we are unable to successfully attract and expand our customer base, we may not realize the intended benefits of these marketing strategies and our ability to grow our revenue may be adversely affected.
Demand for our platform by new customers may also be affected by a number of factors, many of which are beyond our control, such as continued market acceptance of our platform for existing and new use cases, the timing of development and new releases of our software, technological change, growth or contraction in our addressable market, accessibility across operating systems, the effectiveness of new and existing partner relationships, and macroeconomic conditions. Further, if competitors introduce lower cost or differentiated products or services that are perceived to compete with our products and services, our ability to sell our products and services based on factors such as pricing, technology, and functionality could be impaired. As a result, we may be unable to attract new customers at rates or on terms that would be favorable or comparable to prior periods, which could negatively affect the growth of our revenue. Attracting new customers may also be particularly challenging where an organization has already invested substantial personnel and financial resources to integrate traditional data analytics tools into its business, as such organization may be reluctant or unwilling to invest in new products and services, including during a period of economic uncertainty or downturn. If we fail to attract new customers and maintain and expand those customer relationships, our revenue will grow more slowly than expected and our business may be harmed.

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

We cannot be certain that we will be able to identify and maintain relationships with suitable indirect sales channel partners. To the extent we do identify such partners, we will need to negotiate the terms of a commercial agreement with them under which the partner would distribute our platform. We cannot be certain that we will be able to negotiate commercially-attractive terms with any such channel partner. Because our channel partners generally do not have an exclusive relationship with us, they may offer customers the products and services of several different companies, including products and services that compete with our platform, and we cannot be certain that they will prioritize or provide adequate resources to selling our platform. In addition, all channel partners must be trained to distribute our platform. In order to develop and expand our distribution channel, we must continue developing and improving our processes for channel partner introduction and training. The training provided to our channel partners must also be ongoing, as we continue to add new products and functionality to our portfolio. If we do not succeed in identifying or training suitable indirect sales channel partners, if changes to our partner program are not received favorably by our channel partners, or if our channel partners are unsuccessful in selling our platform, our ability to sell, and our channel partners’ willingness to sell, our platform and our business, operating results, and financial condition may be adversely affected.
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
In addition, sales to federal government entities have generally been made indirectly through our channel partners. We intend to further invest in and expand our federal government business, including by establishing an entity that continues to leverage our channel partners and is dedicated to federal government business. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such a termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose revenue and sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to purchase through us or a particular channel partner or renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers noncompliant, improper, or illegal activities.
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
•the potential loss of key employees or key customers of the acquired company who choose to no longer do business with us or the acquired company following the acquisition;
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
Our ability to acquire other businesses or technologies, execute strategic investments, and efficiently integrate acquired personnel, operations, and technologies may encounter challenges in light of heightened global scrutiny of foreign investments and acquisitions. Additionally, antitrust authorities in multiple countries have increased their scrutiny of acquisitions and investments in the technology sector. Such scrutiny, restrictions or government actions have the potential to adversely affect our strategic plans, operations and financial performance.
In connection with these types of transactions, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect the market price of our Class A common stock, our business, operating results, financial condition, and prospects.

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
Our ability to compete successfully in our market depends on a number of factors, both within and outside of our control. We believe the principal competitive factors in our market include: ease of use; platform features, quality, functionality, reliability, performance, and effectiveness; ability to automate analytical tasks or processes; ability to integrate with other technology infrastructures; vision for the market and product innovation; software analytics expertise; total cost of ownership; adherence to industry standards and certifications; strength of sales and marketing efforts; brand awareness and reputation; and customer experience, including support. Any failure by us to compete successfully in any one of these or other areas may reduce the demand for our platform, as well as adversely affect our business, operating results, and financial condition. Further, while we have started to release cloud-based products, most of our customers currently use our on-premise platform. The incorporation of a cloud-based business model into our operations has required and may continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams. If we are unable to make cloud-based products generally available as quickly as may be demanded by the market and which meet the needs and expectations of our customers, we may not be able to compete successfully against our competitors that have or may develop such products, and our business, operating results, and financial condition may be harmed. Moreover, AI, and generative AI in particular, has recently experienced profound advancement and market interest. While we have incorporated, and intend to continue incorporating, machine learning, AI and generative AI capabilities into our products, the extent of the applications and market acceptance of our offerings are unknown. If we fail to differentiate ourselves from or otherwise successfully compete against other commercially available or free AI products, or if we fail to continue to release AI capabilities that our customers find useful, our business, operating results, and financial condition may be harmed.
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
We license third-party technologies and data that we incorporate into, use to operate, or provide to be used with our platform. We cannot ensure that the licenses for such third-party technologies or data will not be terminated or that we will be able to license third-party software or data for future products and services. Third parties may terminate their licenses with us for a variety of reasons, including actual or perceived failures or breaches of security or privacy. In addition, we may be unable to renegotiate acceptable third-party replacement license terms in the event of termination, or we may be subject to infringement or other liabilities if third-party software or data that we license is found to infringe intellectual property or privacy rights of others. Further, the data that we license from third parties for potential use in our platform may contain errors or defects, which could negatively impact the analytics that our customers perform on or with such data. This may have a negative impact on how our platform is perceived by our current and potential customers and could materially damage our reputation and brand.

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
We are generating a growing portion of our revenue from international licenses, and conduct our business activities in various foreign countries, including some emerging markets where we have limited experience, where the challenges of conducting our business can be significantly different from those we have faced in more developed markets and where business practices may create internal control risks. We expect to continue our expansion plans, which may include establishing additional offices in new jurisdictions and localizing our product and service offerings. However, the success of entering a new market for our products and services is not guaranteed.

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
•corporate espionage; and
•political, social, or economic instability and security risks, including as a result of or related to regional conflicts, in the countries where we are doing business and changes in the public perception of governments in the countries where we operate or plan to operate.

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
In addition, compliance with foreign and U.S. laws and regulations that are applicable to our international operations is complex and may increase our cost of doing business in international jurisdictions, and our international operations could expose us to fines and penalties if we fail to comply with these regulations. These laws and regulations include import and export requirements and anti-bribery laws, such as the United States Foreign Corrupt Practices Act of 1977, as amended, or the FCPA, the United Kingdom Bribery Act 2010, or the Bribery Act, and local laws prohibiting corrupt payments to governmental officials as well as commercial bribery. Although we have implemented policies and procedures designed to help ensure compliance with these laws, we cannot assure you that our employees, contractors, partners, and other persons with whom we do business will not take actions in violation of our policies or these laws. Any violations of these laws could subject us to civil or criminal penalties, including substantial fines or prohibitions on our ability to offer our platform in one or more countries, and could also materially damage our reputation and our brand. These factors may have an adverse effect on our future sales and, consequently, on our business, operating results, and financial condition.

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
•the timing of and costs related to the acquisition of businesses, talent, technologies, or intellectual property, including potentially significant amortization costs and possible write-downs;
•actual or perceived failures or breaches of security or privacy, and the costs associated with remediating any actual failures or breaches;
•adverse litigation, judgments, settlements, or other litigation-related costs;
•changes in the legislative or regulatory environment, such as with respect to privacy and AI, and the imposition of any new or expanded export-related sanctions;
•the application of new or changing financial accounting standards or practices;
•level of interest rates and inflation;
•fluctuations in currency exchange rates and changes in the proportion of our revenue and expenses denominated in foreign currencies; and
•general economic conditions in either domestic or international markets, as well as economic conditions specifically affecting industries in which our customers operate, including as a result of or in connection with the global economic impact related to the geopolitical conflicts.
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
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. For example, since 2021, we have added several new senior management employees, including, among others, a new Chief Revenue Officer, Chief Product Officer, Chief Marketing Officer, Chief Information Security Officer, and Chief Transformation Officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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

Our customer support team provides technical support services to our customers and, as a result of our expanding customer base and certain of our commercial offerings including technical support services, the number of customers for which we have committed to provide support has grown significantly over time. We may be unable to respond quickly enough to accommodate short-term increases in customer demand for technical support or to modify the scope and delivery of our technical support to compete with changes in the technical support provided by our competitors. Increased customer demand for or commitments to provide support, without corresponding increases in revenue, could increase costs and negatively affect our operating results. In addition, as we continue to grow our operations and expand internationally, we need to be able to provide efficient customer support that meets our customers’ needs globally at scale and our customer support team may face additional challenges, including those associated with delivering support, training, and documentation in languages other than English. If we are unable to provide efficient customer support globally at scale, our ability to grow our operations may be harmed and we may need to hire additional support personnel, which could negatively impact our operating results. In addition, we provide self-service support resources to our customers. Some of these resources, such as Maveryx Community, rely on engagement and collaboration by and with other customers. If we are unable to continue to develop self-service support resources that our customers utilize to resolve their technical issues, or if our customers choose not to collaborate or engage with other customers on technical support issues, customers may continue to direct support requests to our customer support team instead of relying on our self-service support resources and our customers’ experience with our platform may be negatively impacted. Any failure to maintain high-quality support, or a market perception that we do not maintain high-quality support, could harm our reputation, our ability to sell our platform to existing and prospective customers, and our business, operating results, and financial condition.
Environmental, social, and governance, or ESG, issues may result in reputational harm and liability.
Companies across all industries are experiencing increased scrutiny and litigation related to their ESG practices, positions, and reporting. Investors, customers, regulators, employees, and other stakeholders have focused increasingly on ESG issues, including, among other things, climate change and greenhouse gas emissions, human and civil rights, and diversity, equity, and inclusion matters. Expectations surrounding appropriate corporate behavior in these areas are continually evolving and often reflect opposing viewpoints. Positions we may take (or choose not to take) on ESG issues may be unpopular with some of our current or potential employees, partners, or customers, which may in the future impact our ability to attract or retain employees, partners, or customers. Further, actions taken by our customers or partners, including through the use or misuse of our products, may result in reputational harm or possible liability to us.
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse board and workforce. In addition, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports. The SEC has also proposed disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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
Because our platform is complex, it may contain errors or defects, especially when new updates or enhancements are released or acquired or new third-party technologies are integrated into our platform. Our software is often installed and used in large-scale computing environments with different operating systems, system management software, and equipment and networking configurations, which may cause errors or failures of our software or other aspects of the computing environment into which it is deployed. In addition, deployment of our software into these computing environments may expose errors, compatibility issues, failures, or bugs in our software. From time to time we have identified, and in the future we may identify, other vulnerabilities in our platform, which we may not be able to timely address and remediate. These vulnerabilities could cause our platform to crash or allow an attacker to access our or our users’ confidential or personal information or take control of the affected system, which could result in liability or reputational harm to us or limit our ability to conduct our business and deliver our platform to customers. We devote significant resources to address security vulnerabilities through engineering a more secure platform, extensively testing our platform, enhancing security and reliability features in our products and systems, and deploying updates to address security vulnerabilities, but security vulnerabilities cannot be eliminated. The cost of these and other steps could reduce our operating margins and we may be unable to implement these measures quickly enough to prevent cyber-attackers from gaining unauthorized access into our systems and products. Despite testing by us and by our current and potential customers, errors may be found in new updates or enhancements after deployment by our customers. Real or perceived errors, failures, vulnerabilities, or bugs in our platform could also result in negative publicity, loss of customer data, loss of or delay in market acceptance of our platform, loss of competitive position, loss of existing or potential customers or partners, or claims by customers for losses sustained by them, all of which could negatively impact our business and operating results and materially damage our reputation and brand. Alleviating any of these problems could divert management attention, require significant expenditures of our capital and other resources and could cause interruptions, delays, or cessation in the sale of our platform, which could cause us to lose existing or potential customers and could adversely affect our operating results and growth prospects.

Our agreements with customers typically contain provisions designed to limit our exposure to product liability, warranty, and other claims. However, these provisions do not eliminate our exposure to these claims. In addition, it is possible that these provisions may not be effective under the laws of certain domestic or international jurisdictions, and we may be exposed to product liability, warranty, and other claims. A successful product liability, warranty, or other similar claim against us could have an adverse effect on our business, operating results, and financial condition.
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
As part of our business, we process, store, and transmit certain registration and usage data of our customers as well as our own confidential and/or proprietary business information and trade secrets, including in our platform, networks, and other systems, and we rely on third parties that are not directly under our control to do so as well. As we grow our cloud-based software business, we and our third-party partners will process, store, and transmit greater amounts of customer data and information. We and our third-party partners have security measures and disaster response plans in place designed to protect our customers’ data, our own data and information, and our platform, networks, and other systems against unauthorized access or inadvertent exposure. However, we cannot assure you that these security measures and disaster response plans will be effective against all security threats and natural disasters. System failures or outages could compromise our ability to perform our day-to-day operations in a timely manner, which could negatively impact our business or delay our financial reporting. Such failures could also materially adversely affect our operating results and financial condition. Our and our third-party partners’ security measures have in the past been, and may in the future be, breached as a result of third-party action, including intentional misconduct by computer hackers, fraudulent inducement of employees, partners, or customers to disclose sensitive information such as usernames or passwords, intentional or unintentional user conduct, and the errors or malfeasance of our or our third-party partners’ personnel. In addition, as many of our employees continue to work remotely part-time or full-time, we may face additional data security risks. A breach could result in someone obtaining unauthorized access to our customers’ data, our own data, confidential and/or proprietary business information, trade secrets, personal data, or our platform, networks, or other systems. Although we have incurred significant costs and expect to incur additional significant costs to prevent such unauthorized access, because there are many different security threats and the security threat landscape continues to evolve, we and our third-party partners may be unable to anticipate attempted security breaches and implement adequate preventative measures. Third parties may also conduct attacks designed to temporarily deny customers access to our services. In addition, the risk of security attacks related to political and economic conditions, war, and terrorism may increase, including from retaliatory security attacks as a result of the geopolitical conflicts and related political or economic responses and counter-responses.
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
Any actual or perceived security breach or compromise or failure of our or our third parties' systems, networks, data, or confidential information could result in actual or alleged breaches of applicable laws or our contractual obligations, regulatory investigations and orders, litigation, indemnity obligations, damages, penalties, fines, costs, and other liabilities. Any such incident could also materially damage our reputation and harm our business, operating results, and financial condition, including reducing our revenue, resulting in our customers or third-party partners terminating their relationships with us, subjecting us to costly notification and remediation requirements, or harming our brand. These incidents can include, but are not limited to, gaining unauthorized access to digital systems for purposes of misappropriating assets or sensitive information, corrupting data, or causing operational disruption, including by introducing malware or ransomware into an organization's environment. For example, in March 2022, Spring Core publicly disclosed a remote code execution vulnerability that impacted certain applications in our product suite and infrastructure. Although we believe we identified and remediated the last known Spring Core vulnerabilities, the risk of additional vulnerabilities and potential attacks remains.
The landscape of laws, regulations, and industry standards related to cybersecurity is evolving globally. We may be subject to increased compliance burdens by regulators and customers with respect to our products and services, as well as additional costs to oversee and monitor security risks. Many jurisdictions have enacted laws mandating companies to inform individuals, stockholders, regulatory authorities, and others of security breaches. For example, the SEC recently adopted cybersecurity risk management and disclosure rules, which require the disclosure of information pertaining to cybersecurity incidents and cybersecurity risk management, strategy, and governance. In addition, certain of our customer agreements may require us to promptly report security breaches involving their data on our systems or those of subcontractors processing such data on our behalf. This mandatory disclosure can be costly, harm our reputation, erode customer trust, and require significant resources to mitigate issues stemming from actual or perceived security breaches.

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
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, substantial investments to integrate AI and machine learning technology into our analytics platform, including increasing our technical operations and engineering. AI presents risks, challenges, and unintended consequences that could impact our ability to incorporate the use of AI successfully in our business. In addition, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. We may not achieve significant revenue related to our AI-related initiatives for several years, if at all. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications, and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Any of the foregoing could adversely affect our business, reputation, or financial results.

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
A significant portion of our critical business operations are concentrated in the United States. For instance, we serve our customers and manage certain critical internal processes using a third-party data center hosting facility located in Colorado and other third-party services, including cloud services. We are a highly automated business, and a disruption or failure of our systems, or the third-party data center hosting facility or other third-party services that we use, could cause delays in completing sales and providing services. For example, from time to time, our data center hosting facility in Colorado has experienced outages. Such disruptions or failures could also result from a major earthquake, blizzard, hurricane, extreme temperatures, fire, cyber-attack, act of terrorism, or other catastrophic event, or a decision by one of our third-party service providers to close facilities that we use without adequate notice or other unanticipated problems with the third-party services that we use, including a failure to meet service standards.

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
Any of the above could adversely affect our business operations and financial condition. In addition, any technology supply chain disruptions could delay our infrastructure expansion, including office expansion and employee onboarding, due to a lack of available components or products, which could adversely affect our business operations, rate of growth, and financial condition.
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
In the United States, we may be subject to both federal and state laws. For example, in the event our platform or other products process protected health information uploaded by our customers, we may be obligated to comply with certain additional privacy, data security, and contractual requirements to ensure compliance with the Health Insurance Portability and Accountability Act. Certain U.S. state laws may be more stringent, broader in scope, or offer greater individual rights with respect to personal information than federal, international, or other state laws. For example, California continues to be a critical state with respect to evolving consumer privacy laws after enacting the California Consumer Privacy Act, later amended by ballot measure through the California Privacy Rights Act. Compliance with new privacy legislation enacted in various U.S. states may result in additional costs and expense of resources to maintain compliance.
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
In order to support our growth and respond to business challenges, such as developing new features or enhancements to our platform to stay competitive, acquiring new technologies, and improving our infrastructure, we have made significant financial investments in our business and we intend to continue to make such investments. As a result, we may need to engage in additional equity or debt financings to provide the funds required for these investments and other business endeavors. If we raise additional funds through equity or convertible debt issuances, our existing stockholders may suffer significant dilution and these securities could have rights, preferences, and privileges that are superior to that of holders of our common stock. If we obtain additional funds through debt financing, we may not be able to obtain such financing on terms favorable to us. Such terms may involve restrictive covenants making it difficult to engage in capital raising activities and pursue business opportunities, including potential acquisitions. The trading prices for our and other technology companies’ common stock have been highly volatile in recent years, including as a result of circumstances unrelated to the operating performance of companies, which may reduce our ability to access capital on favorable terms or at all. If we are unable to obtain adequate financing or financing on terms satisfactory to us when we require it, or if we are unable to refinance our existing debt on terms satisfactory to us when we require it, our ability to continue to support our business growth and to respond to business challenges could be significantly impaired and our business may be adversely affected, requiring us to delay, reduce, or eliminate some or all of our operations.

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
Any violation of the FCPA, other applicable anti-corruption laws, or anti-money laundering laws could result in, among other things, whistleblower complaints, adverse media coverage, investigations, loss of export privileges, severe criminal or civil sanctions and, in the case of the FCPA, suspension or debarment from U.S. government contracts, which could have an adverse effect on our reputation, business, operating results, and prospects. In addition, responding to any enforcement action may result in a significant diversion of management’s attention and resources and significant defense costs and other professional fees.

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
We incorporate encryption technology into certain of our products. Encryption products may be exported outside of the United States only with the required export authorizations, including by license, a license exception, or other appropriate government authorization. In addition, various countries regulate the import of certain encryption technology, including import permitting and licensing requirements, and have enacted laws that could limit our ability to distribute our products or could limit our customers’ ability to implement our products in those countries. Although we take precautions to prevent our products from being provided in violation of such laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions we take. Governmental regulation of encryption technology and regulation of imports or exports, or our failure to obtain required import or export approval for our products, could harm our international sales and adversely affect our operating results.
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
The holders of the Notes (as defined in Note 9, Debt, of the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q) may be negatively affected by our levels of indebtedness. As of September 30, 2023, we had approximately $1.2 billion of indebtedness for borrowed money. Our indebtedness could have important consequences, including:
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
•the sale or other disposition, including the sale of substantially all the assets, of that subsidiary guarantor; or
•upon the achievement of investment grade status by the 2028 Notes from any two of Fitch Ratings, Inc., or Fitch, Moody’s Investors Service, Inc., or Moody’s, and Standard & Poor’s Ratings Services, or S&P, provided that such guarantees shall be reinstated if the 2028 Notes at any time cease to have investment grade status.
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
We expect that the trading price of the Convertible Notes will be significantly affected by the market price of our Class A common stock. As described elsewhere in these Risk Factors, the stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Quarterly Report on Form 10-Q or for reasons unrelated to our operations, many of which are beyond our control, such as rising inflation and interest rates, the global economic impact as a result of geopolitical conflicts, disruptions in access to bank deposits or lending commitments due to bank failures, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Convertible Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Convertible Notes.
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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through September 30, 2023. In addition to the factors discussed in this Quarterly Report on Form 10-Q, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
•natural disasters, acts of war, such as Russia’s invasion of Ukraine and the conflict in Israel, terrorism, or pandemics;
•other events or factors or responses to these events or factors; and
•sales of shares of our Class A common stock by us or our directors, executive officers or stockholders, including sales and purchases of any Class A common stock issued upon conversion of any series of our Notes.

In addition, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies. Stock prices of many companies, and technology companies in particular, have fluctuated in a manner unrelated or disproportionate to the operating performance of those companies. In the past, stockholders have instituted securities class action litigation following periods of market volatility. In addition, activist campaigns that contest or conflict with our strategic direction or seek changes in the composition of our board of directors could have an adverse effect on our operating results and financial condition. Securities litigation may subject us to substantial costs, divert resources and the attention of management from our business, and adversely affect our business, reputation, or financial results.
Sales of substantial amounts of our Class A common stock in the public markets, or the perception that they might occur, could cause the market price of our Class A common stock to decline.
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 71.7 million shares of our Class A and Class B common stock outstanding as of September 30, 2023. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of September 30, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of September 30, 2023, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled a majority of the combined voting power of our common stock. This concentrated control limits or precludes our other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger, consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
The trading market for our Class A common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. An analyst’s projections and research are based upon their own opinions and may differ significantly from our projections. If one or more of the analysts who cover us downgrade our Class A common stock or publish inaccurate or unfavorable research about our business, the price of our Class A common stock would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, demand for our Class A common stock could decrease, which might cause our Class A common stock price and trading volume to decline.
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
Over the last decade, including during the COVID-19 pandemic and as a result of rising inflation and interest rates and disruptions in access to bank deposits or lending commitments due to bank failures, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruptions, and the global response to Russia’s invasion of Ukraine and the conflict in Israel. For example, in an effort to combat rising inflation, throughout 2022 and into 2023, the U.S. Federal Reserve incrementally raised its federal funds benchmark rate, resulting in significant increases in market interest rates. The U.S. Federal Reserve may continue to raise its federal funds benchmark rate and implement fiscal policy interventions, any of which in turn may cause market interest rates to increase, reduce economic growth rates, create a recession, or cause other similar effects even if they are successful in lowering inflation. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities. Such conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers’ ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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
Our business operations are subject to interruption by various events beyond our control. Natural disasters or other catastrophic events, including those resulting from the effects of climate change, may cause damage or disruption to our operations, international commerce, and the global economy, and could have an adverse effect on our business, operating results, and financial condition. In addition, our global operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. For example, the COVID-19 pandemic and/or the precautionary measures that we, our customers, and governmental authorities adopted resulted in operational challenges, including, among others, adapting to new work-from-home arrangements, customers not purchasing or renewing our products or services, significant delays or lengthening of our sales cycles, and reductions in average transaction sizes. More generally, a catastrophic event could adversely affect economies and financial markets globally and lead to an economic downturn, which could decrease technology spending and adversely affect demand for our products and services. Any prolonged economic downturn or a recession could materially harm our business and operating results and those of our customers, could result in business closures, layoffs, or furloughs of, or reductions in the number of hours worked by, our and our customer's employees, and a significant increase in unemployment in the United States and elsewhere. Such events may also lead to a reduction in the capital and operating budgets that we or our customers have available, which could harm our business, financial condition, and operating results. As we experienced during the COVID-19 pandemic, the trading prices for our and other technology companies’ common stock may be highly volatile as a result of a catastrophic event, which may reduce our ability to access capital on favorable terms or at all. Further, acts of terrorism and other geopolitical unrest could cause disruptions in our business or the businesses of our partners or the economy as a whole. For example, given our investment in a research and development center in Ukraine, Russia’s invasion of Ukraine has negatively affected our employees and operations in the region and could negatively affect our business and result in delays in development of our platform. In addition, the effects of climate change are rapidly evolving and have resulted, and may continue to result, in an increase in the frequency and magnitude of natural disasters. In the event of a natural disaster, including a major earthquake, blizzard, or hurricane, or a catastrophic event such as a fire, power loss, or telecommunications failure, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in development of our platform, lengthy interruptions in service, breaches of data security, and loss of critical data, all of which could have an adverse effect on our future operating results. For example, our corporate offices are located in California, a state that frequently experiences earthquakes and wildfires, and we have a regional office in New York that has experienced intensified hurricane activity and other extreme weather events. All the aforementioned risks may be further increased if we do not implement an effective disaster recovery plan or our partners’ disaster recovery plans prove to be inadequate.

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
As we continue to expand our international operations, we become more exposed to the effects of fluctuations in currency exchange rates. While the majority of our sales contracts are denominated in U.S. dollars, we expect an increasing number of our sales contracts to be denominated in other currencies. Changes in the value of foreign currencies relative to the U.S. dollar could affect our revenue and operating results due to transactional and translational remeasurement that is reflected in our earnings. In addition, we incur expenses for employee compensation and other operating expenses at our non-U.S. locations in the local currency. Fluctuations in the exchange rates between the U.S. dollar and other currencies could result in the dollar equivalent of such expenses being higher. These exposures may change over time as business practices evolve and economic conditions change, including market impacts associated with geopolitical conflicts, and could have a negative impact on our operating results, revenue, and net income (loss) as expressed in U.S. dollars. Although we may in the future decide to undertake foreign exchange hedging transactions to cover a portion of our foreign currency exchange exposure, we currently do not hedge our exposure to foreign currency exchange risks.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.
(a) Unregistered Sales of Equity Securities
None.
(b) Use of Proceeds
None.
(c) Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.
Item 5. Other Information.

Rule 10b5-1 Plan Elections
During the three months ended September 30, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”

Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.1	First Amendment to Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated August 11, 2023.					X

31.1	Certification of Mark Anderson, Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X

32.1#	Certification of Mark Anderson, Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 is formatted in Inline XBRL.					X

#	This certification is deemed not filed for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section, nor shall it be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alteryx, Inc.
(Registrant)

Date: November 6, 2023	By:	/s/ Mark Anderson
Mark Anderson Chief Executive Officer (Principal Executive Officer)

Date: November 6, 2023	By:	/s/ Kevin Rubin
Kevin Rubin Chief Financial Officer (Principal Financial Officer)