Form 10-K
period 2023-12-31
Alteryx, Inc.
filed 2024-02-06
CIK 1689923

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant, as of June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2.8 billion based upon the closing price reported for such date on the New York Stock Exchange.
As of January 30, 2024, there were 64,386,678 shares of the registrant’s Class A common stock outstanding and 7,884,450 shares of the registrant’s Class B common stock outstanding.
________________________________________________________________________________________________________________________________
An amendment to this Annual Report on Form 10-K will be filed no later than 120 days after the close of registrant’s fiscal year with respect to the information to be included in Part II and Part III of this report to the extent described herein.

Alteryx, Inc.
Annual Report on Form 10-K
For the Fiscal Year Ended December 31, 2023

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, or Annual Report, includes “forward-looking statements” within the meaning of the federal securities laws. All statements contained in this Annual Report, other than statements of historical fact, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations, are forward-looking statements. In some cases, forward-looking statements can be identified by the use of terminology such as “believe,” “may,” “will,” “intend,” “expect,” “plan,” “anticipate,” “estimate,” “potential,” “continue,” “would,” “target,” or “project,” or other comparable terminology. Forward-looking statements contained in this Annual Report include, but are not limited to, statements about our expectations regarding:

•our proposed merger with entities affiliated with Clearlake Capital Group, L.P., or Clearlake, and Insight Venture Management, LLC, or Insight, including but not limited to our expectations regarding the timing and completion of the proposed merger;
•macroeconomic conditions, including the impacts of rising inflation, interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, foreign currency exchange rates, economic uncertainty, and the impacts of geopolitical and other natural and man-made events, like regional conflicts and government shutdowns;
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
Risks Related to the Proposed Merger
•The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations and stock price.
•While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.
•Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
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

PART I
Item 1. Business.
Overview
We are a leader in analytics automation. The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, or ML, and data science processes. With embedded artificial intelligence, or AI, capabilities that accelerate the discovery and sharing of analytics insights, our platform enables enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to discover insights and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision making and actions, and drive both top and bottom-line impact, efficiency gains, and competitive advantage.
Uncovering actionable insights from data is critical to modern business success, but has become increasingly challenging as the volume, velocity, and variety of data continues to expand amid shifting market dynamics. Traditional data analysis tools and processes can be slow, complex, difficult to use, and resource-intensive, often requiring multiple steps by data analysts, data scientists, data engineers, information technology, or IT, employees, and other data workers to complete even the most basic analysis. As a result, these point tools and processes are often unable to keep pace with the sophistication and speed of the data-driven decisions demanded by organizations today.
Our platform supports insight-driven organizations with a unified solution for automated data preparation and analytics, approachable ML, and AI-generated insights. We deliver sophisticated analytics capabilities to all users, ranging from IT administrators and business analysts to data engineers and trained data scientists. The availability of Alteryx solutions in the cloud means users can gain access to insights even faster. We unify the analytics and analytic process into one simple self-service platform by combining tasks that were previously distributed among multiple tools and roles. Our platform allows a single user or group of users to easily and quickly discover, access, combine and prepare data from various sources, perform a variety of analyses, and deliver analytical insights that drive better decisions and improve business outcomes. Our no-code, low-code approach, AI-assisted visual workflows, and intuitive drag-and-drop interface make sophisticated capabilities accessible, reducing tedious, time-consuming manual tasks to a few mouse-clicks while eliminating the need to write complex software code. Our Alteryx Analytics Cloud Platform delivers an enterprise grade platform, deploying our cloud-based products with the scalability, built-in governance, and security that organizations demand as a part of their digital transformation. The resulting opportunity is significant, as our platform can enable and upskill millions of underserved data workers to do their jobs more effectively.
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
We sell our platform primarily through direct and indirect sales and marketing channels. We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts globally. Our channel partners include technology alliances, solution providers, global strategic integrators, value-added resellers, or VARs, and cloud service providers. These partners also provide solution-based selling, services, and training internationally.

Pending Merger
On December 18, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Azurite Intermediate Holdings, Inc., or Parent, and Azurite Merger Sub, Inc., or Merger Sub. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Alteryx, which we refer to as the Merger, with Alteryx surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of investment funds managed by Clearlake and Insight.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $48.25, without interest.

Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of outstanding shares of our Class A common stock and Class B common stock; (2) the absence of any law or order preventing, materially restraining or materially impairing the consummation of the Merger; and (3) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the United States Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the HSR Act. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on January 29, 2024.

Each of Alteryx and Parent may terminate the Merger Agreement under certain circumstances, including but not limited to, (1) if the Merger is not consummated by 11:59 p.m. (Pacific time) on June 18, 2024, which may be extended up to two times for three months each if certain closing conditions related to the receipt of required regulatory approvals have not been satisfied at such time; (2) a governmental authority of competent jurisdiction has issued a final non-appealable governmental order preventing, materially restraining, or materially impairing the consummation of the Merger; or (3) if the required approval of our stockholders is not obtained. Alteryx may terminate the Merger Agreement in certain additional limited circumstances, including to allow Alteryx to enter into an agreement providing for an alternative acquisition transaction that constitutes a Superior Proposal (as defined in the Merger Agreement). Parent may also terminate the Merger Agreement in certain additional limited circumstances, including if our board of directors changes its recommendation to our stockholders to vote in favor of the adoption of the Merger Agreement. If the Merger Agreement is terminated under certain circumstances, we may be required to pay Parent a termination fee of up to $135 million.

We expect the Merger to close in the first half of 2024. Upon consummation of the Merger, we will cease to be a publicly traded company and our Class A common stock will be delisted from the New York Stock Exchange.

The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission, or the SEC, on December 18, 2023.

Growth Strategy
Our focus on empowering users and the organizations they serve to quickly and easily access data-driven insights presents a significant opportunity. Our growth strategy aims to:
•Expand within our existing customer base. We plan on expanding existing customers’ use of our platform by identifying additional use cases, departments, and divisions for our platform and increasing the number of users within our customers’ organizations. Over time, many of our customers find that the use of our platform is more strategic and collaborative in nature and it becomes a fundamental element of their operational, analytical, and business processes. To further enable our users, we enhanced digital customer success in 2023, which enables us to continue scaling and supporting our current customers more efficiently. We have also created custom training programs for customers and services, which are designed to help remove internal barriers to widespread analytics adoption and provide specific high-value use cases to highlight our platform’s advanced capabilities.
•Increase our customer base with a focus on the enterprise. As we accelerate the shift towards self-service analytics, we are engaging customers at an executive level to transform that shift into an enterprise-level strategy. We plan to expand our marketing efforts to increase awareness of our brand and demand for our platform, particularly at the enterprise level. In 2023, our direct sales teams continued to be aligned to certain market and customer opportunities, with a continued focus on Global 2000 companies and maximizing our sales opportunities with higher productivity activities.
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
•Extend our value proposition with continued AI innovation. Incorporating responsible AI capabilities into the Alteryx Analytics Automation Platform will continue to rapidly improve the capabilities of our platform. We plan to continue hiring top technical talent and maintaining an agile organization that focuses on technology innovation. We intend to focus on further developing our cloud capabilities, modernizing the Alteryx Designer experience, enhancing our governance capabilities, and developing a robust extensibility framework for our customers and partners.
•Grow our foothold in targeted markets. We see opportunity in specific sectors whose needs align well with our value proposition. In December 2023, we announced the formation of Alteryx Public Sector, LLC, a new entity that will focus on helping U.S. public sector institutions, including federal, state, local, and tribal governments, as well as educational institutions, accelerate their use of analytics to solve a complex set of challenges and objectives across multiple domains. This builds on our partnership with the Department of Defense SkillBridge program to help active-duty service members transition to civilian careers.
•Grow our global partner ecosystem. We have invested in, and plan to continue investing in, distribution channels and our relationships with technology alliances, solution providers, global strategic integrators, VARs, and cloud service providers to help us enter into and grow in new markets while complementing our direct sales efforts. We intend to continue to collaborate with management consulting firms to drive additional business activity, particularly at the enterprise level, and to diversify our partner ecosystem by engaging new solution providers to drive demand generation and partner-initiated opportunities. In addition, we plan to increase our engagement overall with our partners worldwide, growing our partner-attached opportunities and enabling these partners to have more responsibility for sales to smaller customers.
•Deepen our user community. We benefit from a vibrant and engaged user community and continue to promote initiatives intended to further expand and energize our community. We held our U.S. Inspire event in person in May 2023 with over 3,000 customer and prospect attendees, hosted a virtual on-demand option that attracted more than 2,000 additional attendees, and held regional events around the world with more than 1,500 in-person and virtual attendees. In addition, we hosted various in-person and virtual regional hybrid events. We will continue to utilize various forms of digital, virtual, and hybrid events to continue to create market awareness and drive business. Additionally, university courses and analytics clubs evangelize the benefits of our platform and introduce its capabilities to business analysts just starting their careers. Similarly, through our SparkED program, which provides educators and learners across all fields of study with free Alteryx software and other resources, we aim to empower a new generation of knowledge workers with the skills to advance their learning and career pathways.
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

Products and Services
Our Analytics Automation Platform democratizes and automates tasks for workers across the analytics value chain. Our platform makes access to transformational business insights available to users across the entire organization. This is key for enterprises looking to gain real value out of their digital transformation initiatives. With subscription and consumption-based options, our platform allows organizations to easily discover, access, prepare, and analyze data from various sources and benefit from data-driven decisions, including consumption of results, and AI-generated insights. Our platform offers a secure collaboration environment for even the largest organizations. The ease-of-use, speed, and sophistication of the analysis that our platform enables is enhanced through highly repeatable visual workflows. All of this is powered by Alteryx AiDIN, our AI engine that infuses the power of generative AI & ML across the Alteryx portfolio. Alteryx AiDIN combines the best of AI, ML, and generative AI with an end-to-end, unified, enterprise-grade analytic platform that enables anyone to make intelligent decisions across the enterprise.
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
•Alteryx Intelligence Suite. Our solution for AI provides automated modeling, optical character recognition, and natural language processing to gain insights and produce production models.
•Alteryx Analytics Cloud. This platform includes:
◦Alteryx Designer Cloud. Our cloud-native data profiling, preparation, and data pipelining product used to create visual workflows or analytic processes through our drag-and-drop interface.
◦Alteryx Machine Learning. Our cloud-native solution for automated machine learning, or AutoML, where business analysts can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience.
◦Alteryx Auto Insights. Our cloud-native analytics solution built for enterprises that utilizes AI-driven data discovery to perform root cause analysis of business trends to automate insights for business users.
◦Alteryx Location Intelligence. Our cloud-native product that enables users to conduct geospatial analysis using a unified, map-based, enterprise-grade solution for creating geospatial-based insights.
In addition to our products, we provide value to our customers through our Maveryx Community and Alteryx Marketplace. The Maveryx Community allows users to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform. Alteryx Marketplace is a hub for verified, secure, creator-supported add-ons, including connectors, macros, and more to extend our customers’ analytics possibilities.

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
•Advanced analytics. Enables business analysts to create analytic models ranging from basic to highly complex. Business analysts can leverage a wide range of code-free tools within the product to create a dataset optimized for a specific analysis, run a broad set of analytics, and share the results in a variety of formats. Data scientists can also incorporate R and Python models using Designer’s code-friendly tools to bring more advanced analytic modeling into the repeatable workflows. Additionally, our platform embeds a suite of tutorials and pre-built analytic templates, and the expertise of thousands of analysts from the Maveryx Community within the interface to help familiarize users with our platform’s capabilities, enabling business analysts to adopt sophisticated analytic methodologies without significant training.
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
•AiDIN-powered functionality. The Workflow Summary tool documents workflows using OpenAI’s GPT API, which creates concise summaries of a workflow’s purpose, inputs, outputs, and key logic steps. The OpenAI Connector can formulate prompts with any data, query the OpenAI GPT API, and integrate the results directly into a Designer workflow.
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
Alteryx Analytics Cloud
The Alteryx Analytics Cloud platform includes:
Alteryx Designer Cloud
Alteryx Designer Cloud is the cloud-native, browser-based version of our Alteryx Designer product. It is an easy-to-use data preparation, blending, reporting, and analytics solution that is designed to be accessible for any user in the enterprise. IT departments can easily enable users to connect to data with Designer Cloud. Designer Cloud also operates on all major web browsers allowing, for the first time, Mac users and low power PC users to directly access cloud analytics with Alteryx. Key capabilities of Designer Cloud include:
•AI-assisted data profiling, preparation, and pipelining. An advanced platform for modern data workers to assess quality, transform data, and automate pipelines.
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

Alteryx Machine Learning
Alteryx Machine Learning is a cloud-native solution for AutoML and feature engineering. It allows customers to scale data science across their business. Rather than relying on data science experts to code complex models, customers can quickly build, validate, iterate, and explore machine learning models with a fully guided user experience. Key capabilities of Alteryx Machine Learning include:
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
•Act. Enable anyone to derive impactful data storytelling to increase action and decision-making velocity in the business. With the AiDIN-powered Magic Documents and Playbooks features, generative AI will automatically draft communications to your target audience, and users can identify analytical use cases and customize them to specific company, role, and business problems.
Alteryx Location Intelligence
Alteryx Location Intelligence is a cloud-native product enabling users to conduct geospatial analysis using a unified, map-based, enterprise-grade solution for creating geospatial-based insights. Users have the ability to explore and enrich data from any source and incorporate data to analyze drive times, trade areas, and customer locations.
•Visualize data from multiple sources. Combines data from on-premise and cloud sources to precisely calculate drive times, define trade areas, and perform other geospatial analyses.
•Calculate and aggregate. Facilitates customer insights, area analysis, and demographic data analysis for identifying target areas and developing personalized offers.
Platform Capabilities
The Alteryx Analytics Cloud Platform has a robust set of connectors, services, and advanced management capabilities. These are the foundation of the Alteryx Analytics Cloud Platform. Notable capabilities include:
•Robust data connectivity. Connects to popular cloud data sources such as file storage, data warehouses, data lakes and software-as-a-service, or SaaS, applications.
•Collaboration and versioning. Share, learn and scale analytics capabilities and workflows across users and teams.
•Governance and security. Ensures analytics processes are well-understood, well-governed, and meet governance and security standards.
•APIs. Automates and integrates across customers’ technology ecosystems.

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
Alteryx AiDIN is our AI engine that infuses the power of generative AI & ML across the Alteryx Analytics Automation Platform. It combines the intuitive and powerful nature of generative AI with the trusted, secure and enterprise-grade capabilities of the Alteryx Analytics Automation Platform and is built to help anyone accelerate intelligent decisions across the enterprise. We utilize the latest language model powered capabilities and curated applications in the forms of topic modelling, text summarization, and sentiment analysis. Alteryx AiDIN encompasses not only the latest in generative AI capabilities, but also our existing set of rich AI & ML capabilities.
Sophisticated Analytic Models
We enable business analysts, data scientists, and citizen data scientists to produce analytics ranging from descriptive and diagnostic to highly complex, including predictive, prescriptive, and spatial. Specifically, we enable predictive analytics through utilization of R, an open-source programming language and software environment for statistical computing, and Python, a popular programming language for analytics with many publicly available packages. We have code-friendly features that allow for collaboration with technical teams and an expanded breadth of capabilities, including Python notebooks, GitHub, integration with open-source I, and software development kits, or SDKs.
Open and Modular Core
Our platform is built with an open and modular core that enables additional functions and programming models to interact with it. For example, our platform utilizes Alteryx-managed open-source Python libraries, such as EvalML, Featuretools, Compose and Woodwork, enabling AutoML for advanced analytics in a simple guided user interface that abstracts the complexity of the underlying code. For sophisticated business analysts, the underlying code is available for review and contribution in GitHub. The integration of our platform with Python takes advantage of advanced analytics technology and ensures seamless, fast operations. Our SDK is also available in a similar capacity. The SDK provides customers and partners with open access to Python and JavaScript code and APIs that they can use to drive customizations to the platform.
Our Customers
Our platform has been adopted by organizations across a wide variety of industries and sizes. As of December 31, 2023, we had over 8,000 customers in more than 90 countries, including 980 of the Global 2000 companies. Our customers include Anheuser Busch, LLC, AutoNation, Inc., Baker Tilly US, LLP, Biogen Inc., Daikin Industries, Ltd., General Mills, Inc., JPMorgan Chase & Co., Kingfisher PLC, L’Oréal USA, Inc., Netflix, Inc., The Nielsen Company, LLC, Pfizer Inc., Royal Bank of Canada, Salesforce, Inc., Société Générale S.A., Unilever PLC, and Visa Inc.
Our customer base has grown from over 7,000 customers as of December 31, 2020 to over 8,000 customers as of December 31, 2023 and covers a wide range of industries, including retail, food services, consumer products, telecom and cable, media and entertainment, professional services, financial services, energy and utilities, public sector, manufacturing, travel and hospitality, healthcare and insurance, and technology.
No customer represented more than 10% of our revenue in any of the years ended December 31, 2023, 2022, or 2021.

Support and Training
Although our platform is designed to operate on a self-service basis, we also provide technical support, instruction, and customer service to further our customer experience. We support our customers by offering professional services that deliver enablement, hands-on consulting, and fast-start programs to ensure successful customer outcomes. In addition, our customer success team provides personalized customer success support to our customer base that includes onboarding and enablement with respect to our platform. Our customer support team is available to assist with questions about installation, licensing, workflow development, technical and functional matters, and our APIs and SDK. Additionally, we provide our customers with 24x7 global coverage across our product offerings. We also rely on our engaged user community to enhance the support experience of our customers through the Maveryx Community.
In order to facilitate adoption and rapid benefits from the use of our platform, we offer free online training through our website that includes hundreds of hours of training videos and sample analytic workflows. We also provide a variety of fee-based training options ranging from instructor-led courses in a traditional classroom setting to online courses.
Our Community
We have built a strong and growing community of employees, users, customers, potential customers, and channel partners who are passionate about our platform and mission. In 2023, we reorganized and rebranded this program to emphasize this group’s strategic role in our ecosystem and its importance to our brand. The Maveryx Community achieved a milestone in 2023 of over 500,000 members. The purpose of the Maveryx Community is to create a support channel for all constituents to gain valuable insights from one another, collaborate and share their experiences and ideas, and innovate around our platform.
Maveryx Community offers:
•discussions and knowledge bases that help users, customers, and channel partners learn about topics of interest, ask questions, and share ideas and insights;
•users the ability to post and share tools and workflows for others in the Maveryx Community to download and use;
•user groups, which are independent volunteer organizations that provide a platform for users to meet locally and provide other users with an opportunity to network with peers and share ideas, experiences, and best practices;
•an avenue for users, customers, and channel partners to share product suggestions with us;
•interactive lessons, live trainings, weekly challenges, hands-on learning through our SparkED program, and an opportunity to become certified via Maveryx Academy; and
•blogs, news, and events portals.
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
In 2023, there were over 130 in-person or virtual Alteryx User Group meetings around the world.

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
Our Alteryx for Good program encompasses all of our social impact efforts and reaches the community in a variety of ways through five core pillars: Health, Education, Workforce Development, Basic Needs, and Sustainability. We believe in supporting the communities where we live and work, which is why our Alteryx for Good program includes giving each employee 20 paid hours per year to volunteer with any verified nonprofit organization that is meaningful to them. In 2023, we were recognized by Civic 50, an initiative that sets the standard for civic engagement and highlights companies that are committed to using their time, talent, and resources to drive social impact, as one of the 50 most community-minded companies in Orange County, California, and by the Orange County Business Journal as an ESG Honoree.
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
We are committed to further developing our environmental, social, and governance program to bring transparency and accountability to our social impact and corporate governance initiatives. In addition to driving company-wide sustainability education and awareness through workplace sustainability initiatives, we completed a greenhouse gas emissions inventory in order to understand our environmental impact. In November 2023, we published those inventory results in our first Global Impact Report, which measures our progress against key impact pillars and highlights our accomplishments in 2022 with respect to our people, impact on the planet and corporate governance and ethics.
As of December 31, 2023, we had over 2,300 full-time employees located globally in 15 countries. Of these, 68% were located in the United States and Canada, 20% in Europe, the Middle East, and Africa, and 12% in Asia-Pacific and Japan. Of our employees, 47% support our sales and marketing function, followed by 27% in the research and development function, 14% in cost of revenue, and 12% in general and administrative. None of our U.S.-based employees are represented by a labor union or covered by a collective bargaining agreement. International employees in several European countries are covered by statutory collective bargaining agreements. We have not experienced any work stoppages, and we consider our relations with our employees to be good.

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
Employee Development and Training
We believe that investing in our talent’s growth and development will directly enhance our overall company performance. Employees are encouraged to invest regularly in their own professional development and are provided opportunities to focus on longer term projects. We offer development opportunities through short-term mentoring programs, longer-term leadership development training, and, in 2023, our Learning and Development team launched a new platform, Learning for All, providing on demand content and training on many topics such as giving and receiving feedback, change management, leading a hybrid workforce, creating a diverse and inclusive work environment, managing your career, and goal-setting. In 2023, we launched a front-line leader program to enhance manager capabilities and a coaching program for our high potential employees. In addition, we offer our employees a tuition support program to promote ongoing learning and education at accredited programs and institutions.
Competitive Pay and Benefits
We strive to provide pay, comprehensive benefits and services that help meet the varying needs of our people. Our total rewards package includes market-competitive pay, including equity compensation, flexible (unlimited) time off for U.S. employees, competitive paid time off for non-U.S. employees, family forming fertility and adoption benefits, and other comprehensive and competitive global benefits. For example, in the United States, we now provide 16 weeks of paid parental leave globally for all new parents (either through birth or adoption). We have a focus on mental health and well-being, reinforced by providing access to a leading workforce mental health care provider and annual company-wide mental health days. And, for all of our employees, we offer competitive financial benefits and programming focused on aiding our employees with their financial wellness and retirement planning. To foster a stronger sense of ownership and align the interests of employees with our stockholders, we have offered equity compensation to employees under our broad-based stock incentive programs and the opportunity for eligible employees to participate in an employee stock purchase plan.

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
Marketing
Our marketing organization is responsible for increasing awareness of, and creating demand for, our platform and solutions and driving engagement with our community of users, including through the use of media, social influencers, and thought leaders. A central focus of our marketing efforts is to drive awareness of our platform and increase website traffic, engagement, and sales lead conversions with a positive and consistent customer experience. These initiatives are intended to increase consumption of our content resources and downloads of free trials of our platform, which trigger our customer acquisition process. We use a wide range of marketing channels that target specific accounts and buyer personas, leveraging a campaign targeting strategy that, among other things, drives engagement to and through our website, social media channels, an interactive product tour, and a user-driven analytics maturity assessment.
Our annual user conferences also play a key role in providing current and prospective customers around the world with a better understanding of our platform through interactions with peers, training, and highlighting customer use cases and best practices.

Strategic Partnerships
We have cultivated strong relationships with channel partners to help us extend the reach of our sales and marketing efforts. Our partnerships are primarily with global strategic integrators, solution providers, which include VARs, independent software vendors, and a growing network of OEMs.
Technology Alliances
Alteryx Technology Alliance partners are leading independent software vendors with integrated solutions that extend the value of the Alteryx Analytics Automation Platform.
Global Strategic Integrators
Our global system integrators include strategic and advisory firms that help drive business activity and further our strategic growth initiative to grow global partnerships.
Solution Providers
Our solution providers consist of system integrators, management consulting firms, VARs, and cloud service providers. Solution providers bring product expertise and implementation services and best practices to our customers globally. As of December 31, 2023, we had over 500 solution providers and VARs that create scale for our platform through their network of trained consultants, on-point analytic services, and deep domain expertise. They provide vertical expertise and technical advice while solving complex business challenges and generating repeatable analytic workflows and applications in addition to reselling or bundling our software. Our reseller program is designed to scale growth, help generate new opportunities, optimize customer experience and care, increase profitability, and increase sales efficiency.
Research and Development
Our research and development efforts focus on improving current technology, developing new technologies in current and adjacent markets, and supporting existing customer deployments. Our research and development team, which consisted of 638 employees as of December 31, 2023, was located primarily in California, Colorado, and Massachusetts in the United States as well as Australia, the Czech Republic, India, and Ukraine, and comprises dedicated research employees, software engineers, quality assurance engineers, user experience experts, site and site operations engineers, and product managers. We leverage agile development methodologies and work with the latest technologies, resulting in a dynamic, state of the art, automated software development process that has allowed us to deliver high-quality products and services and adapt to market changes and new requirements quickly.
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

Competition
The market for self-service data analytics solutions continues to evolve. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include, for example, data preparation, advanced analytic processing, modeling, and/or AI tools from Microsoft Corporation, Tableau Software, LLC, a Salesforce company, SAS Institute Inc., Dataiku Ltd., Informatica Inc., and the Konstanz Information Miner (KNIME) AG. Additionally, data visualization companies that already offer products and services in adjacent markets have products and services that may become competitive with our offerings in the future.
We could also face competition from new market entrants, including those with AI and generative AI capabilities. Some of these providers might be current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Databricks, Inc., Dataiku Ltd., DataRobot, Inc., Salesforce, Inc., TIBCO Software Inc., and Qlik International AB.
Many of our current and potential competitors, particularly the large software companies named above, have longer operating histories, significantly greater financial, technical, marketing, distribution, professional services, or other resources and greater name recognition than us. We expect competition to increase as other established and emerging companies enter the self-service data analytics software market, as customer requirements evolve, and as new products, services, and technologies, including those leveraging AI and generative AI functionality, are introduced.
We believe the principal competitive factors in our market include:
•ease of use;
•platform features, quality, functionality, reliability, performance, and effectiveness, including AI and generative AI functionality;
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
We believe we compete favorably with our competitors on the basis of the factors described above. Our ability to remain competitive will largely depend on our ongoing performance and the quality of our platform.
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

Compliance with Government Regulations
We are subject to various U.S. federal, state, local, and foreign laws and regulations, including those relating to data privacy, security and protection, intellectual property, employment and labor, workplace safety, consumer protection, anti-bribery, import and export controls, immigration, federal securities, and tax. In addition, we may currently or in the future be subject to various laws and regulations relating to the formation, administration, and performance of contracts with our customers in heavily regulated industries and the public sector, which may affect how we and our partners do business with such customers, and the use of artificial intelligence. Additional laws and regulations relating to these areas will likely be passed in the future, and these or existing laws and regulations may be interpreted or enforced in new or expanded manners, each of which could result in significant limitations on the way we operate our business.
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
For additional information about the laws and regulations we are subject to and the risks to our business associated with such laws and regulations, see the section titled “Risk Factors—We are required to comply with export control laws and regulations. Our failure to comply with these laws and regulations could have an adverse effect on our business and operating results.”
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
Alteryx, the Alteryx logo, Alteryx Designer, Alteryx Server, Alteryx Connect, Alteryx Intelligence Suite, Alteryx Machine Learning, Alteryx Designer Cloud, Alteryx Analytics Cloud, Alteryx Auto Insights, Alteryx AiDIN, Alteryx Location Intelligence, Cloud Execution for Desktop, Trifacta and other registered or common law trade names, trademarks, or service marks of Alteryx appearing in this Annual Report are the property of Alteryx. This Annual Report contains additional trade names, trademarks, and service marks of other companies that are the property of their respective owners. We do not intend our use or display of other companies’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us, by these other companies. Solely for convenience, our trademarks and tradenames referred to in this Annual Report appear without the ® and TM symbols, but those references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights, or the right of the applicable licensor, to these trademarks and tradenames.
Available Information
We file annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to reports filed or furnished pursuant to Sections 13(a), 14, and 15(d) of the Securities and Exchange Act of 1934, as amended, or the Exchange Act. The SEC maintains a website at http://www.sec.gov that contains reports, and other information regarding us and other companies that file materials with the SEC electronically. Copies of our reports on Forms 10-K, Forms 10-Q, and Forms 8-K, may be obtained, free of charge, electronically through our corporate website at www.alteryx.com as soon as reasonably practicable after we file such material electronically with, or furnish to, the SEC.

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
Risks Related to the Pending Merger

The pendency of the Merger could have an adverse effect on our business and results of operations, and the failure to complete the Merger in a timely manner or at all could adversely affect our business, financial condition, results of operations and stock price.

On December 18, 2023, we entered into the Merger Agreement with Parent and Merger Sub. Completion of the Merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including (i) the adoption of the Merger Agreement by the holders of a majority of the voting power of outstanding shares of our common stock; (ii) the absence of any law or order preventing, materially restraining or materially impairing the consummation of the Merger; and (iii) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the HSR Act. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on January 29, 2024. There is no assurance that the remaining conditions to closing the Merger will be satisfied before the Termination Date (as defined in the Merger Agreement) or at all, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all.

The Merger may be delayed, and may ultimately not be completed, due to a number of factors, including:
•the failure to obtain the requisite affirmative vote of the adoption of the Merger Agreement by our stockholders;
•the failure to obtain remaining regulatory approvals, clearances, or conditions that are or may become applicable to the Merger before the Termination Date or at all;
•the failure of any other remaining closing condition to be satisfied on the expected timeframe or at all, including the possibility that a Company Material Adverse Effect (as defined in the Merger agreement) would permit Parent not to close the Merger; and
•the failure of any other remaining closing condition to be satisfied before the Termination Date, after which time either we or Parent may be entitled to terminate the Merger Agreement.

If the Merger does not close, we may suffer other consequences that could adversely affect our business, financial condition, results of operations, and stock price, and our stockholders would be exposed to additional risks, including:
•to the extent the current market price of our stock reflects an assumption that the Merger will be completed, the market price of our Class A common stock could decrease if the Merger is not completed;
•investor confidence in us could decline, stockholder litigation could be brought against us, relationships with existing and prospective customers, service providers, investors, lenders and other business partners may be adversely impacted, we may be unable to retain key personnel, and our operating results may be adversely impacted due to costs incurred in connection with the Merger;
•any disruptions to our business resulting from the announcement and pendency of the Merger could adversely affect our customer and partner relationships, including with respect to concerns about possible changes to our platform, products and services or policies, and current or future business relationships with us, may cause customers to refrain from purchasing our products and services, and may cause partners to seek a change to existing business relationships;
•the risks related to the diversion of attention of our management or employees, the uncertainty our employees may have about their roles upon consummation of the Merger, and the ability for us to attract and retain key talent, including senior leaders, to the same extent that we have previously been able to attract and retain employees during the pendency of the Merger; and
•the requirement that we pay Parent a termination fee under certain circumstances that give rise to the termination of the Merger Agreement.

There can be no assurance that our business, relationships with other parties, liquidity or our financial condition will not be adversely affected, as compared to the condition prior to the announcement of the Merger, if the Merger is not consummated. Even if successfully completed, there are certain risks to our stockholders from the Merger, including:
•we may experience a departure of employees, prior to the closing of the Merger;
•the amount of cash to be paid under the Merger Agreement is fixed and will not be adjusted for changes in our business, assets, liabilities, prospects, outlook, financial condition or operating results or in the event of any change in the market price of, analyst estimates of, or projections related to, our Class A common stock;
•receipt of the all-cash per share merger consideration under the Merger Agreement is taxable to stockholders that are treated as U.S. holders for U.S. federal income tax purposes; and
•if the Merger is completed, our stockholders will forego the opportunity to realize the potential long-term value of the successful execution of our current strategy as an independent company.

While the Merger is pending, we are subject to business uncertainties and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business.

During the period prior to the closing of the Merger and pursuant to the terms of the Merger Agreement, our business is exposed to certain inherent risks and contractual restrictions that could harm our business relationships, financial condition, results of operations, and business, including:
•potential uncertainty in the marketplace, which could lead current and prospective customers to purchase products and services from other providers or delay purchasing from us;
•difficulties maintaining existing and/or establishing business relationships, including business relationships with significant customers and partners;
•the possibility of disruption to our business and operations resulting from the announcement and pendency of the Merger, including diversion of management attention and resources;
•the inability to attract and retain key personnel and recruit prospective employees, and the possibility that our current employees could be distracted, and their productivity decline as a result, due to uncertainty regarding the Merger;
•the inability to pursue alternative business opportunities or make changes to our business pending the completion of the Merger, and other restrictions on our ability to conduct our business;
•our inability to freely issue securities, incur certain indebtedness, declare or authorize any dividend or distribution, or make certain material capital expenditures without Parent’s approval;
•our inability to solicit other acquisition proposals during the pendency of the Merger under the terms of the Merger Agreement;
•the amount of the costs, fees, expenses, and charges related to the Merger Agreement and the Merger, including but not limited to the cost of professional services, insurance, and any legal proceeding that may be instituted against us, which may materially and adversely affect our financial condition; and
•other developments beyond our control, including, but not limited to, changes in domestic or global economic conditions that may affect the timing or success of the Merger.

If any of these effects were to occur, it could adversely impact our business, cash flow, results of operations or financial condition, as well as the market price of our Class A common stock and our perceived value, regardless of whether the Merger is completed.

Litigation may arise in connection with the Merger, which could be costly, prevent consummation of the Merger, divert management’s attention, and otherwise harm our business.
Regardless of the outcome of any potential litigation related to the Merger, such litigation may be time-consuming and expensive and may distract our management from running the day-to-day operations of our business. The litigation costs and diversion of management’s attention and resources to address the claims and counterclaims in any litigation related to the Merger may adversely affect our business, results of operations, prospects, and financial condition. If the Merger is not consummated for any reason, litigation could be filed in connection with the failure to consummate the Merger. Any litigation related to the Merger may result in negative publicity or an unfavorable impression of us, which could adversely affect the price of our Class A common stock, impair our ability to recruit or retain employees, damage our relationships with our customers, suppliers, and other business partners, or otherwise harm our operations and financial performance.

Risks Related to Our Business and Industry
We have incurred net losses in the past, anticipate continuing to incur significant operating expenses in the future, and may not achieve or sustain profitability.
Although we have generated net income in prior periods, we incurred a net loss in the year ended December 31, 2023, have incurred net losses in the past, and may continue to incur net losses in the future. We expect to continue to incur significant operating expenses in the foreseeable future as we leverage the investments made to our organization in prior years and continue implementing initiatives designed to grow our business in a disciplined manner, including increasing our overall customer base and expanding sales within our current customer base, continuing to penetrate international markets, investing in research and development to improve the capabilities of our platform, investing in acquisitions of businesses, technology, and talent and related integration efforts, growing our distribution channels and channel partner ecosystem, deepening our user community, hiring additional and investing in our employees, expanding our operations and infrastructure, both domestically and internationally, and in connection with legal, accounting, and other administrative expenses related to operating as a public company. These efforts may prove more expensive than we currently anticipate, and we may not succeed in increasing our revenue sufficiently, or at all, to offset these higher expenses and to achieve or, once achieved, sustain profitability. We may delay or re-evaluate these efforts due to any anticipated or actual adverse impact to our business as a result of, among other things, our pending acquisition, global economic and geopolitical uncertainty, rising levels of inflation, interest rates, pandemics, government shutdowns, regional conflicts, or other similar events or circumstances. In addition, growth of our revenue may slow or revenue may decline for a number of reasons, including our pending acquisition, a decrease in our ability to attract and retain customers, a failure to increase our number of channel partners, an increase in competition, a decrease in growth of our overall market, a decrease in term length in our contracts with customers, an inability to timely and cost-effectively introduce new products and services that are favorably received by customers and partners, and as a result of global economic conditions, such as rising inflation and interest rates, that could cause our customers to reduce their spending levels with us. A shortfall in revenue could lead to operating results being below expectations because we may not be able to quickly reduce our fixed operating expenses in response to short-term business changes. If we are unable to meet these risks and challenges as we encounter them, our business and operating results may be adversely affected.
Volatile and significantly weakened global economic conditions have in the past and may in the future adversely affect our industry, business, and results of operations.
Our overall performance depends in part on worldwide economic and geopolitical conditions. The United States and other key international economies are experiencing and may in the future experience significant economic and market downturns in which economic activity is impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity, and foreign exchange markets, inflation, bankruptcies, and overall uncertainty with respect to the economy. These economic conditions can arise suddenly and the full impact of such conditions can be difficult to predict. In addition, geopolitical and domestic political developments, such as existing and potential trade wars and other events beyond our control, such as Russia’s invasion of Ukraine and the conflict in Israel, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. Moreover, there was turmoil in the global banking system during 2023. For example, in March 2023, Silicon Valley Bank, or SVB, was closed by the California Department of Financial Protection and Innovation, which appointed the FDIC as receiver. First-Citizens Bank & Trust Company then assumed all of SVB’s customer deposits and certain other liabilities and acquired substantially all of SVB’s loans and certain other assets from the FDIC. While we did not hold a material amount of cash at SVB or the other impacted regional banks and, as a result, the closure of those banks did not have a material direct impact on our business, continued instability in the global banking system may result in additional bank failures, as well as volatility of global financial markets, either of which may adversely impact our business and financial condition. Further, these conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers’ ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. All of these risks and conditions could materially adversely affect our future sales and operating results.

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
Any new products that we develop may not be introduced in a timely or cost-effective manner, may contain errors or defects, or may not achieve the broad market acceptance necessary to generate sufficient revenue. The introduction or addition of new products and enhancements, including the introductions of Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, Alteryx Location Intelligence, and Cloud Execution for Desktop, has increased and could continue to increase costs associated with customer support and customer success as demand for these services increases, which could negatively impact our margins. Moreover, even if we introduce new products and services, we may experience a decline in revenue of our existing products and services that is not offset by revenue from the new products or services. For example, customers may delay making purchases of new products and services to permit them to make a more thorough evaluation of these products and services, until industry and marketplace reviews become widely available, or due to concerns regarding migration complexity and product or service infancy issues. In addition, we may lose existing customers who choose a competitor’s products and services rather than migrate to our new products and services. This could result in a loss of revenue and adversely affect our business. Further, we may make changes to our platform and product strategy that customers do not find useful and we may also discontinue certain features or increase the price or price structure for our platform. For example, in May 2023, we introduced Alteryx AiDIN, an AI engine deployed throughout the Alteryx Analytics Cloud platform to accelerate analytics efficiency and productivity. While the integration of AI into software has become prevalent across the technology industry, we cannot guarantee that customers will find the features useful. As part of our product lifecycle, we have, and may in the future, discontinue products and inform customers that these products will no longer be supported or receive updates. For example, in January 2023, we discontinued the sale of Alteryx Promote. To the extent that discontinued products remain subject to a current subscription contract with the customer, we may offer to transition the customer to alternative products at no cost or significantly reduced cost for the remainder of the subscription contract. Failure to effectively manage our product lifecycles and any related transitions could lead to customer dissatisfaction and contractual liabilities, which could adversely affect our business and operating results.

Further, the emergence of new industry standards related to analytics products and services may adversely affect the demand for our platform. This could happen if new internet standards and technologies or new standards in the field of operating system support emerge that are incompatible with customer deployments of our platform. For example, if we are unable to adapt our platform on a timely basis to new database standards, the ability of our platform to access customer databases and to analyze data within such databases could be impaired. In addition, because we have begun to offer cloud-based products, including Alteryx Auto Insights, Alteryx Machine Learning, Alteryx Designer Cloud, Alteryx Location Intelligence, Cloud Execution for Desktop, and AI features, we need to continually enhance and improve our platform to keep pace with changes in internet-related hardware, software, communications, and database technologies and standards. Any failure of our platform to operate effectively with future infrastructure platforms and technologies could reduce the demand for our platform. If we are unable to respond to these changes in a timely and cost-effective manner, our platform may become less marketable, less competitive, or obsolete, and our operating results may be adversely affected.
Moreover, cloud-based business models have become increasingly demanded by customers and adopted by other software providers, including our competitors. While most of our customers currently deploy our on-premise platform, we have recently released cloud-based products, including Alteryx Designer Cloud, Alteryx Machine Learning, Alteryx Auto Insights, and Alteryx Location Intelligence. The incorporation of a cloud-based business model into our operations has required and may continue to require us to make additional investments to our infrastructure, including expanding our data centers, servers, and networks, increasing our use of hosting services, and increasing our technical operations and engineering teams, any of which may negatively impact our operating results and gross margins. Further, if we are unsuccessful in making cloud-based products generally available that meet the needs and expectations of our customers, we may be unable to realize the benefits of our investments, or the resources we have committed, toward incorporating a cloud-based business model into our operations, which could materially harm our business, operating results, and gross margins.
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
We have experienced rapid growth in headcount and operations over time and expect to continue to grow in the future. We employed 2,345 full-time employees as of December 31, 2023, and our number of full-time employees has increased significantly since our initial public offering. We have also established and expanded our operations in a number of countries outside the United States in the last several years and have employees in the United States, Australia, Canada, Czech Republic, France, Germany, India, Japan, the Netherlands, Singapore, Spain, Sweden, Ukraine, the United Arab Emirates, and the United Kingdom. In addition, we license our platform to customers in more than 90 countries. This growth has placed, and may continue to place, significant demands on our management as well as on our administrative, operational, and financial resources. To manage our growth, we must continue to improve our operational, financial, and management information systems and expand, motivate, and manage our workforce. Further, we believe that our corporate culture has been vital to our success, including in attracting, developing, and retaining personnel and customers, and maintaining our culture has become more challenging as our employee base has changed over the last several years, including through accelerated growth, changes in strategy and leadership, the acquisition of other companies, and reductions in force. If we are unable to manage our growth successfully, including as a result of our inability to maintain our corporate culture, without compromising our quality of service or our profit margins, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, our business, operating results, financial condition, and ability to market and sell our platform could be harmed.
Further, we have limited experience operating at our current scale and potentially at a larger scale in the future, and, as a result, it may be difficult for us to fully evaluate future prospects and risks. Our recent and historical growth should not be considered indicative of our future performance. We have encountered in the past, and will encounter in the future, risks and uncertainties frequently experienced by growing companies in rapidly changing industries, which may include risks related to satisfying existing customers and attracting new customers; effectively managing expenses and investments; expanding operations in the United States and internationally; geopolitical and macroeconomic conditions; innovating our offerings; effectively recruiting, integrating, training, and motivating a large number of new employees; and other risks. If our assumptions regarding these and other risks and uncertainties, which we use to plan and operate our business, are incorrect or change, or if we do not address risks successfully, our financial condition and operating results could differ materially from our expectations, our growth rates may slow, and our business would be adversely impacted.
Our historical revenue growth was dependent, in part, on our being able to expand and retain our skilled talent base and increase their productivity, particularly with respect to our direct sales force, software engineers, and other highly skilled personnel. There has been substantial and continuous competition for engineers with high levels of experience in designing, developing, and managing software, as well as competition for experienced sales personnel. We saw this demand for talent increase among our peers and competitors in the recent past due to, among other things, the significant growth the technology sector experienced. Due to the current period of economic uncertainty, we have slowed our hiring and eliminated positions where deemed necessary or appropriate. We may, in the future, resume expansion of our talent. However, the demand for talent may increase and heightened competition for engineers, experienced sales personnel, and other highly skilled personnel may continue. We may not be successful, and from time to time have experienced difficulty, recruiting, training, and retaining qualified personnel, including engineers and sales personnel. It may also be more challenging to entice qualified personnel to leave their current positions to join us or to retain qualified personnel during periods of heightened uncertainty and as other challenging market conditions related to macroeconomic and other factors continue. Due to our accelerated hiring in prior years, we have incurred and anticipate that we will continue to incur significant costs to attract, hire, and retain highly skilled personnel. In response to increased competition, rising inflation, labor shortages, or the uncertainties related to the pendency of the Merger, including our compensation practices and policies following the completion of the Merger, we may need to provide higher levels of compensation or benefits to attract new personnel and retain existing personnel, which would further increase our costs. We may also lose new employees to our competitors or other technology companies before we realize the benefit of our investment in recruiting and training them.

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
If we are unable to hire and train sufficient numbers of effective sales personnel, if we are unable to identify and recruit sufficient numbers of software engineers with the skills and technical knowledge that we require, if our sales personnel are not successful in obtaining new customers or renewing or increasing sales to our existing customer base, or if our software engineers are unable to timely contribute to the development of our products and services, our rate of growth and business may be adversely affected. More generally, if there is a significant adverse change in our business or operations, our employees may not find employment with us as attractive or may find opportunities with our competitors or other technology companies more attractive.

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
In addition, sales to federal government entities have generally been made indirectly through our channel partners. We intend to further invest in and expand our federal government business, including through an entity that will continue to leverage our channel partners and be dedicated to U.S. public sector business. Government entities may have statutory, contractual, or other legal rights to terminate contracts with our channel partners for convenience or due to a default, and, in the future, if the portion of government contracts that are subject to renegotiation or termination at the election of the government entity are material, any such termination or renegotiation may adversely impact our future operating results. In the event of such a termination, it may be difficult for us to arrange for another channel partner to sell our platform to these government entities in a timely manner, and we could lose revenue and sales opportunities during the transition. Government entities routinely investigate and audit government contractors’ administrative processes, and any unfavorable audit could result in the government entity refusing to purchase through us or a particular channel partner or renew its subscription to our platform, a reduction of revenue, or fines or civil or criminal liability if the audit uncovers noncompliant, improper, or illegal activities.

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
Our ability to acquire other businesses or technologies, execute strategic investments, and efficiently integrate acquired personnel, operations, and technologies may be limited pursuant to contractual restrictions set forth in the Merger Agreement and may otherwise encounter challenges in light of heightened global scrutiny of foreign investments and acquisitions. Additionally, antitrust authorities in multiple countries have increased their scrutiny of acquisitions and investments in the technology sector. Such restrictions, scrutiny, or government actions have the potential to adversely affect our strategic plans, operations and financial performance.
In connection with these types of transactions, and subject to certain contractual restrictions set forth in the Merger Agreement with respect to such activities, we may issue additional equity securities that would dilute our stockholders, use cash that we may need in the future to operate our business, incur debt on terms unfavorable to us or that we are unable to repay, incur large charges or substantial liabilities, and become subject to adverse tax consequences, substantial depreciation, or deferred compensation charges. These challenges could adversely affect the market price of our Class A common stock, our business, operating results, financial condition, and prospects.
We face intense and increasing competition, and we may not be able to compete effectively, which could reduce demand for our platform and adversely affect our business, revenue growth, and market share.
The market for self-service data analytics software is new and rapidly evolving. In many cases, our primary competitors are manual, spreadsheet-driven processes and custom-built approaches in which potential customers have made significant investments. In addition, we compete with large software companies, including providers of traditional business intelligence tools that offer one or more capabilities that are competitive with our platform. These capabilities include, for example, data preparation, advanced analytic processing, modeling, and/or AI tools from Microsoft Corporation, Tableau Software, LLC, a Salesforce company, SAS Institute Inc., Dataiku Ltd., Informatica Inc., and KNIME AG. Additionally, data visualization companies that already offer products and services in adjacent markets have introduced products and services that may be increasingly competitive with our offerings in the future. We could also face competition from new market entrants, including those with AI and generative AI capabilities. Some of these providers might be current technology partners. In addition, some business analytics software companies offer data preparation options that are competitive with some of the features within our platform, such as Databricks, Inc., Dataiku Ltd., DataRobot, Inc., Salesforce, Inc., TIBCO Software Inc., and Qlik International AB.

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

We have undertaken, and subject to certain contractual restrictions set forth in the Merger Agreement, might undertake additional, corporate operating restructurings that involve our group of foreign country subsidiaries through which we do business abroad. We consider various factors in evaluating these restructurings, including the alignment of our corporate legal entity structure with our organizational structure and its objectives, the operational and tax efficiency of our group structure, and the long-term cash flows and cash needs of our business. Such restructurings increase our operating costs, and if ineffectual, could increase our income tax liabilities and our global effective tax rate.
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
In addition, we generally have increased sales and marketing expenses associated with our annual sales kickoff and each of our annual user conferences in the period in which each occurs. We also generally see increased sales activity following our user conferences as a result of increased customer engagement during and after the events. Seasonality in our business can also be impacted by introductions of new or enhanced products and services, including the costs associated with such introductions. Moreover, seasonal and other variations related to our revenue recognition or otherwise may cause significant fluctuations in our operating results and cash flows, [may make it challenging for an investor to predict our performance on a quarterly or annual basis, and may prevent us from achieving our quarterly or annual forecasts or meeting or exceeding the expectations of research analysts or investors, which in turn may cause our stock price to decline]. Additionally, yearly or quarterly comparisons of our operating results may not be useful and our operating results in any particular period will not necessarily be indicative of the results to be expected for any future period.

Over the past several years, we have undergone, and may continue to experience, changes to our senior management team and if we are unable to integrate new members of our senior management team, or if we lose the services of any of our senior management or other key personnel, our business, operating results, and financial condition could be adversely affected.
From time to time, there may be changes in our management team as a result of the hiring, departure or realignment of our senior management and other key personnel, and such changes may impact our business. For example, we recently announced the resignation of Mark Anderson, our Chief Executive Officer, and the appointment of Kevin Rubin, our existing Chief Financial Officer, as our interim Chief Executive Officer. Since 2021, we have also added several new senior management employees, including, among others, a new Chief Revenue Officer, Chief Product Officer, Chief Marketing Officer, Chief Information Security Officer, and Chief Transformation Officer. Any significant leadership change or senior management transition involves inherent risk and any failure to ensure the timely and suitable replacement and a smooth transition could hinder our strategic planning, business execution and future performance. In particular, these or any future leadership transitions may result in a loss of personnel with deep institutional or technical knowledge and changes in business strategy or objectives and have the potential to disrupt our operations and relationships with employees and customers due to added costs, operational inefficiencies, changes in strategy, decreased employee morale and productivity, and increased turnover. We must successfully integrate our new leadership team members within our organization to achieve our operating objectives.
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
Our disclosures on ESG matters, and any standards we may set for ourselves or a failure to meet these standards, may influence our reputation and the value of our brand. For example, we have elected to share publicly certain information about our ESG initiatives and information, and our commitment to the recruitment, engagement, and retention of a diverse board and workforce. In addition, California recently adopted two new climate-related bills, which require companies doing business in California that meet certain revenue thresholds to publicly disclose certain greenhouse gas emissions data and climate-related financial risk reports, and compliance with such requirements could require significant effort and resources. The SEC has also proposed disclosure requirements regarding, among other ESG topics, the impact our business has on the environment. Our business may face increased scrutiny related to these activities and our related disclosures, including from the investment community, and our failure to achieve progress or manage the dynamic public sentiment and legal landscape in these areas on a timely basis, or at all, could adversely affect our reputation, business, and financial performance.

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
AI presents new risks and challenges that may affect our business. We have made, and expect to continue to make, substantial investments to integrate AI and machine learning technology into our analytics platform, including increasing our technical operations and engineering. Uncertainty around new and emerging AI technologies, such as generative AI, may require (i) additional investment in the development and maintenance of proprietary datasets and machine learning models, which may result in, among other things, significantly increased graphical processing unit cost and required access to compute hours for training models, (ii) development of new approaches and processes to provide attribution or remuneration to creators of training data, and (iii) development of appropriate technical protections and safeguards as part of maintaining a responsible AI framework, which may be costly and could impact our expenses if we decide to expand AI technologies, including generative AI, into our product offerings, or to address changes to AI technologies, frameworks, or regulations. AI technologies, including without limitation generative AI, may create content that appears facially correct but is factually inaccurate or flawed or may include hallucinations. Our customers or others may rely on or use such factually incorrect, flawed, or manufactured content to their detriment, which may expose us to brand or reputational harm, competitive harm, and/or legal liability.
AI presents risks, challenges, and unintended consequences that could impact our ability to incorporate the use of AI successfully in our business. In addition, given the complex nature of AI technology, we face an evolving regulatory landscape and significant competition from other companies, some of which have longer operating histories and significantly greater financial, technical, marketing, distribution, professional services, or other resources than us. We may not achieve significant revenue related to our AI-related initiatives for several years, if at all. Our competitors may incorporate AI into their products more quickly or more successfully than us, which could impair our ability to compete effectively and adversely affect our financial results. Data practices by us or others that result in controversy could also impair the acceptance of AI solutions. This in turn could undermine confidence in the decisions, predictions, analysis or other content that our AI-related initiatives produce. The rapid evolution of AI, including potential government regulation of AI, may require significant additional resources to develop, test, and maintain our platform. Our AI-related initiatives may result in new or enhanced governmental or regulatory scrutiny, including regarding the use of AI in our products and the marketing of products using AI, litigation, customer reporting or documentation requirements, ethical or social concerns, or other complications, and may also introduce risks related to accuracy, bias, toxicity, privacy, and security and data provenance. For example, AI technologies, including generative AI, may create content that appears correct but is factually inaccurate or flawed, or contains copyrighted or other protected material, and if our customers or others use this flawed content to their detriment, we may be exposed to brand or reputational harm, competitive harm, or legal liability. Any of the foregoing could adversely affect our business, reputation, or financial results.
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
Third parties may own intellectual property rights, including issued or pending patents, that cover significant aspects of our technologies or business methods. In addition, if we acquire or license technologies from third parties, we may be exposed to increased risk of being the subject of intellectual property infringement due to, among other things, our lower level of visibility into the development process with respect to such technology and the care taken to safeguard against infringement risks. Because AI is an emerging technology, there is not a mature body of case law construing the appropriateness of certain of its uses in data, whether through the employment of large language models or other models leveraging data found on the internet, and the evolution of this law may limit our ability to exploit AI tools or expose us to litigation. For example, the European Commission’s recently adopted Artificial Intelligence Act could impose new obligations or limitations affecting our business. Any intellectual property claims, with or without merit, could be very time-consuming, could be expensive to settle or litigate, and could divert our management’s attention and other resources. These claims could also subject us to significant liability for damages, potentially including treble damages if we are found to have willfully infringed patents or copyrights and may require us to indemnify our customers for liabilities they incur as a result of such claims. These claims could also result in our having to stop using technology found to be in violation of a third party’s rights or to otherwise seek a license for the intellectual property, which may not be available on commercially reasonable terms or at all. Even if a license were available, we could be required to pay significant royalties, which would increase our operating expenses. Alternatively, we could be required to develop alternative non-infringing technology, which could require significant time, effort, and expense, and may affect the performance or features of our platform. If we cannot license or develop alternative non-infringing substitutes for infringing technology used in our business, we may be forced to limit or stop sales of our platform and may be unable to compete effectively. Any of these results would adversely affect our business, reputation, operating results, and financial condition.
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
Our software incorporates open source software code. An open source license allows the use, modification, and distribution of software in source code form. Certain kinds of open source licenses further require that any person who creates a product or service that contains, links to, or is derived from software that was subject to an open source license must also make their own product or service subject to the same open source license. Using software that is subject to this kind of open source license can lead to a requirement that our software be provided free of charge or be made available or distributed in source code form. Although we take reasonable steps to ensure that our software does not utilize any open source software in a manner that would result in the imposition of any such requirement, open source scanning tools may not identify and block all such open source licenses or may inaccurately classify partial license repositories or dual use license types, such that, despite our efforts, it is possible that our software could be found to contain this type of open source software.
Moreover, we cannot assure you that our processes for controlling our use of open source software in our software will be effective or that our periodic scanning efforts will be effective in identifying all open source software that is incorporated into our products. If we have not complied with the terms of an applicable open source software license, we could be required to seek licenses from third parties to continue offering our software on terms that are not economically feasible, to re-engineer our software to remove or replace the open source software, to discontinue the sale of our software if re-engineering could not be accomplished on a timely basis, to pay monetary damages, or to make generally available the source code for our proprietary technology, any of which could adversely affect our business, operating results, and financial condition.
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
Accounting for revenue from sales of subscriptions to software is particularly complex, is often the subject of intense scrutiny by the SEC and will evolve as FASB continues to consider applicable accounting standards in this area. ASU, 2014-09, Revenue from Contracts with Customers (Topic 606), or ASC 606, which governs our revenue recognition, is principles-based and interpretation of those principles may vary from company to company based on their unique circumstances. It is possible that interpretation, industry practice, and guidance may evolve. Our operating results may be adversely affected if our assumptions change or if actual circumstances differ from those in our assumptions. We have also incurred increased costs and expenses in assessing the application of ASC 606 to acquired businesses both in periods prior and subsequent to the closing of the acquisitions as we integrate such businesses into our own financial reporting.
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
Our platform is subject to export control laws and regulations, including in the United States and European Union. U.S. export control laws and regulations and economic sanctions prohibit the shipment of certain products and services to U.S. embargoed or sanctioned countries, governments, and persons, and complying with export control and sanctions regulations for a particular sale may be time-consuming and may result in the delay or loss of sales opportunities. For example, in 2022, the U.S. and other countries levied additional sanctions against Russian and Belarusian entities and individuals in response to Russia’s military action in Ukraine. As a result, we terminated access to our software to, and ceased pursuing active deals with, various sanctioned entities and individuals. While our commercial presence in Russia was not material, there may be other, similar events in the future where increased sanction activity results in a material adverse effect on our operating results and financial condition. In addition, regulators in the United States and elsewhere have signaled an increased emphasis on sanctions and export control enforcement, including several recent high-profile enforcement actions and increased pressure for companies to self-disclose potential violations. While we take precautions to prevent our platform from being exported in violation of these laws, we cannot assure you that inadvertent violations of such laws have not occurred or will not occur in connection with the distribution of our products despite the precautions. If we were to fail to comply with applicable jurisdictions’ import and export laws, we could be subject to substantial civil and criminal penalties, including fines for the Company and incarceration for responsible employees and managers, and the possible loss of export or import privileges.

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
The holders of the Notes (as defined in Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) may be negatively affected by our levels of indebtedness. As of December 31, 2023, we had approximately $1.2 billion of indebtedness for borrowed money. Our indebtedness could have important consequences, including:
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
The Indenture governing the 2028 Notes (as defined in Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) contains restrictive covenants that may limit our ability to, among other things:
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
The Notes are not secured by any of our assets. As a result, the Notes and the guarantees with respect to the 2028 Notes will be effectively subordinated to our future secured indebtedness (including any indebtedness under any future secured credit facility) with respect to the assets that secure that indebtedness. In the event of our bankruptcy, liquidation, reorganization, or other winding up, our assets that secure debt ranking senior or equal in right of payment to the Notes will be available to pay obligations on the Notes only after the secured debt has been repaid in full from these assets, and the assets of our subsidiaries will be available to pay obligations on the Notes only after all claims senior to the Notes have been repaid in full. There may not be sufficient assets remaining to pay amounts due on any or all of the Notes then outstanding.
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
The Indentures governing our Notes allow, and any future debt instruments of ours and/or our subsidiaries may allow, us and/or our subsidiaries to incur significantly more debt, which could exacerbate the risks described in this Annual Report on Form 10-K.
The terms of Indentures governing the Notes permit us and our subsidiaries to incur additional indebtedness. Additional debt may be necessary for a variety of reasons, including, among other reasons, to adequately respond to competition, to finance acquisitions of complementary businesses, or for financial reasons alone. Borrowings (including under a future credit facility) on terms that impose additional financial risks to our various efforts to improve our operating results and financial condition could exacerbate the other risks described in this Annual Report on Form 10-K.

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
We expect that many investors in, and potential purchasers of, the Convertible Notes (as defined in Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K) have employed or will employ, or seek to employ, a convertible arbitrage strategy with respect to the Convertible Notes, which may involve investors selling short and/or entering into swaps on the Class A common stock underlying such Convertible Notes and dynamically adjusting their short position while continuing to hold such Convertible Notes.
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
We expect that the trading price of the Convertible Notes will be significantly affected by the market price of our Class A common stock. As described elsewhere in these Risk Factors, the stock market in recent years has experienced significant price and volume fluctuations that have often been unrelated to the operating performance of companies. The market price of our Class A common stock has fluctuated, and could continue to fluctuate, significantly for many reasons, including in response to the other risks described in this Annual Report on Form 10-K or for reasons unrelated to our operations, many of which are beyond our control, such as our pending acquisition, rising inflation and interest rates, the global economic impact as a result of geopolitical conflicts, disruptions in access to bank deposits or lending commitments due to bank failures, reports by industry analysts, investor perceptions, or negative announcements by our customers or competitors regarding their own performance, as well as industry conditions and general financial, economic, and political instability. A decrease in the market price of our Class A common stock would likely adversely impact the trading price of the Convertible Notes. The market price of our Class A common stock could also be affected by possible sales of our Class A common stock by investors who view the Convertible Notes as a more attractive means of equity participation in us and by hedging or arbitrage trading activity that we expect to develop involving our Class A common stock. This trading activity could, in turn, affect the trading price of the Convertible Notes.
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
Upon conversion by the holders of the relevant series of Convertible Notes, we may elect to satisfy our conversion obligation by delivering shares of our Class A common stock. The 2024 Notes and 2026 Notes, each as defined in Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, have an initial conversion rate of 5.2809 shares of our Class A common stock per $1,000 principal amount of 2024 Notes or 2026 Notes, as applicable, which is equivalent to an initial conversion price of approximately $189.36 per share of Class A common stock. If we elect to deliver shares of our Class A common stock upon a conversion, our stockholders will incur dilution.

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
The market price of our Class A common stock has been, and will likely continue to be, volatile. Since shares of our Class A common stock were sold in our initial public offering, or IPO, in March 2017 at a price of $14.00 per share, our closing stock price has ranged from $14.80 to $181.98 through December 31, 2023. In addition to the factors discussed in this Annual Report on Form 10-K, the market price of our Class A common stock may continue to fluctuate significantly in response to numerous factors, many of which are beyond our control, including:
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
Sales of a substantial number of shares of our Class A common stock into the public market, particularly sales by our directors, executive officers, and principal stockholders, or the perception that these sales might occur, could cause the market price of our Class A common stock to decline. We had a total of 72.3 million shares of our Class A and Class B common stock outstanding as of December 31, 2023. All shares of our common stock are freely tradable, without restrictions or further registration under the Securities Act, except that any shares held by our “affiliates” as defined in Rule 144 under the Securities Act would only be able to be sold in compliance with Rule 144.
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
Our Class B common stock has ten votes per share and our Class A common stock has one vote per share. As of December 31, 2023, our directors, executive officers, and holders of more than 5% of our common stock, and their respective affiliates, held a substantial majority of the voting power of our capital stock. Because of the ten-to-one voting ratio between our Class B common stock and Class A common stock, the holders of our Class B common stock collectively control a majority of the combined voting power of our common stock and therefore are able to control all matters submitted to our stockholders for approval until the earliest of (i) the date specified by a vote of the holders of at least 66 2/3% of the outstanding shares of Class B common stock, (ii) March 29, 2027, or (iii) the date the shares of Class B common stock cease to represent at least 10% of the aggregate number of shares of Class A common stock and Class B common stock then outstanding. Specifically, as of December 31, 2023, Dean A. Stoecker, our co-founder, Executive Chairman, and former Chief Executive Officer directly or indirectly controlled close to a majority of the combined voting power of our common stock. This concentrated control may limit or preclude our other stockholders’ ability to influence corporate matters for the foreseeable future, including the election of directors, amendments of our organizational documents, and any merger (including the approval of the Merger by our stockholders), consolidation, sale of all or substantially all of our assets, or other major corporate transaction requiring stockholder approval. In addition, this concentrated control of the Class B common stock may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may feel are in your best interest as one of our stockholders.
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
We have never declared or paid any cash dividends on our common stock and do not intend to pay any cash dividends in the foreseeable future. We anticipate that for the foreseeable future we will retain all of our future earnings for use in the development of our business and for general corporate purposes. Further, our ability to pay cash dividends on our common stock is limited by contractual restrictions under the terms of the Merger Agreement. Any determination to pay dividends in the future will be at the discretion of our board of directors. Accordingly, investors must rely on sales of their common stock after price appreciation, which may never occur, as the only way to realize any future gains on their investments.
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
•provide for a dual class common stock structure in which holders of our Class B common stock may have the ability to control the outcome of matters requiring stockholder approval, even if they own significantly less than a majority of the outstanding shares of our common stock, including the election of directors and significant corporate transactions, such as a merger or other sale of our company or its assets, including approval of the Merger by our stockholders;
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
Over the last decade, including during the COVID-19 pandemic and as a result of rising inflation and interest rates and disruptions in access to bank deposits or lending commitments due to bank failures, the United States and other significant markets have experienced both acute and cyclical downturns and worldwide economic conditions remain uncertain. In addition, global financial and political developments seemingly unrelated to us or the software industry may harm us, including rising inflation and interest rates, disruptions in access to bank deposits or lending commitments due to bank failures, supply chain disruptions, and the global response to Russia’s invasion of Ukraine and the conflict in Israel. For example, in an effort to combat rising inflation, the U.S. Federal Reserve has raised its federal funds benchmark rate since 2022, resulting in significant increases in market interest rates. The U.S. Federal Reserve may continue to raise its federal funds benchmark rate and implement fiscal policy interventions, any of which in turn may cause market interest rates to increase, reduce economic growth rates, create a recession, or cause other similar effects even if they are successful in lowering inflation. The United States and other significant markets have been affected from time to time by falling demand for a variety of goods and services, reduced corporate profitability, volatility in equity and foreign exchange markets and overall uncertainty with respect to the economy, including with respect to tariff and trade issues. Economic uncertainty and associated macroeconomic conditions make it extremely difficult for our customers and us to accurately forecast and plan future business activities. Such conditions have affected and may continue to affect the rate of IT spending, could adversely affect our customers’ ability or willingness to attend our events or to purchase our products and services, have delayed and may delay customer purchasing decisions, have reduced and may reduce the value and duration of customer subscription contracts, and may adversely affect our customer attrition rates. Furthermore, during uncertain economic times our customers may face issues gaining timely access to sufficient credit, which could result in an impairment of their ability to make timely payments to us. If that were to occur, we may be required to increase our allowance for doubtful accounts and our results would be negatively impacted.
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

Climate change may have an impact on our business.
We recognize that there are inherent climate-related risks wherever business is conducted. Any of our office locations may be vulnerable to the adverse effects of climate change. For example, our offices globally have experienced, and may continue to experience, climate-related events at an increasing frequency, including drought, water scarcity, heat waves, cold waves, flooding, wildfires and resultant air quality impacts and power shutoffs associated with wildfire prevention. These events can, in turn, have impacts on inflation risks, food security, water security (including for water availability for data center cooling), and on our employees’ health and well-being. Furthermore, it is more difficult to mitigate the impact of these events on our employees working remotely or at client sites. Changing market dynamics, global policy developments and the increasing frequency and impact of extreme weather events on critical infrastructure in the United States and elsewhere have the potential to disrupt our business, the business of third-party providers or suppliers that we rely on to conduct our business and the business of our customers, and may cause us to experience higher attrition, losses and additional costs to maintain or resume operations.

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
We are required, pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting, which has required increased costs, expenses, and management resources. Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information. This report by management will need to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an opinion on our internal control over financial reporting. An independent assessment of the effectiveness of our internal controls could detect problems that our management’s assessment might not, and any material weaknesses identified in our internal controls could lead to financial statement restatements and require us to incur remediation expenses. We are required to disclose changes made in our internal controls and procedures on a quarterly basis. To comply with the requirements of being a public company, we have undertaken various actions, such as implementing new internal controls and procedures and hiring additional accounting or internal audit staff.
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
If we are unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is unable to express an unqualified opinion on the effectiveness of our internal control, including as a result of any identified material weakness, we could lose investor confidence in the accuracy and completeness of our financial reports.
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

Item 1B.	Unresolved Staff Comments.
None.

Item 1C.	Cybersecurity.
Cybersecurity Risk Management and Strategy
Our management and board of directors recognize the critical importance of maintaining the trust and confidence of our customers, business partners and employees, including the importance of managing cybersecurity risks as part of our larger risk management program. While all personnel at our company play a part in managing cybersecurity risks, as discussed in more detail under “—Governance” below, our board of directors, through delegation to the audit committee of the board of directors, or the audit committee, and our senior management team are involved in the oversight of our cybersecurity risk management program. In general, we seek to address cybersecurity risks through a cross-functional approach that is focused on preserving the confidentiality, integrity, and availability of the information that we collect and store by identifying, preventing, and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur. Our information security program is aligned to our overall enterprise risk management program and utilizes an overarching framework to address enterprise information security governance, which seeks to protect information assets and systems against attacks and incidents while establishing appropriate security as a priority throughout the product development process. It is a risk-based program that aligns with industry-standard frameworks, such as the National Institute of Standards and Technology Cybersecurity Framework and use of a Cyber Security Incident Response Team, to incorporate security principles applicable to our regulatory and contractual obligations. This program is managed by a dedicated Chief Information Security Officer, or the CISO, who reports to the Chief Executive Officer and oversees a team responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture, and processes.
Our CISO has over fifteen years of experience in information security, serving in roles of increasing responsibility within public and private companies. As part of our information security program, we have an incident response program that coordinates activities across multiple teams in responding to cybersecurity incidents in accordance with a defined Cyber Security Incident Response Policy. Each of these teams are managed by experienced and credentialed professionals with knowledge in their fields and the teams comprise a security operations center to detect, analyze, and escalate cybersecurity events, a cybersecurity incident response team to own containment and recovery activities, and a crisis response team to liaise with business stakeholders, secure priority resources, and validate completion of any post incident activities. These teams inform our CISO of all material events and key developments and coordinate with other teams, such as the Information Technology, Legal and Privacy teams, as appropriate for analysis and compliance with legal and contractual obligations. We maintain a risk-based approach to identifying and overseeing cybersecurity risks presented by third parties, including vendors, service providers and other external users of our systems, as well as the systems of third parties that could adversely impact our business in the event of a cybersecurity incident affecting those third-party systems. We conduct initial due diligence on the cybersecurity profile of our vendors as they are onboarded and utilize third-party software to provide continuous monitoring and scanning of critical third-party infrastructure and to monitor any known breaches of those third-party systems. We deploy technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence. We also provide regular, mandatory training for our personnel regarding cybersecurity threats as a means to equip our personnel with effective tools to address cybersecurity threats and to communicate our evolving information security policies, standards, processes and practices.
We have in the past experienced, and may in the future experience, adverse impacts to our business strategy, operating results, and/or financial condition as a result of cybersecurity incidents. However, cybersecurity threats, including as a result of any previous cybersecurity incidents, have not materially affected our business or our financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have an adverse effect, including on our business operations, operating results, or financial condition. For more information regarding cybersecurity risks that we face and the related potential impacts on our business, see the risk factor titled “Cybersecurity risks and cyber incidents could result in the compromise of confidential data or critical data systems and give rise to potential harm to customers, remediation and other expenses under consumer protection laws or other laws or common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business and operations.”

Governance
The audit committee is responsible for reviewing with management our cybersecurity and other information technology risks, controls and processes, including the processes used to prevent or mitigate cybersecurity risks and respond to cybersecurity events. The CISO provides reports at least quarterly to the audit committee as well as to our Chief Executive Officer and other members of our senior management as appropriate. These reports include updates on the Company’s cyber risks and threats, the status of projects to strengthen our information security systems, assessments of the information security program, and the emerging threat landscape. Our program is regularly evaluated by internal and external experts with the results of those reviews reported to senior management and the audit committee. We also actively engage with key vendors, industry participants, and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures. Our audit committee also receives prompt and timely information regarding cybersecurity threats or incidents that may be material in nature, as well as ongoing updates regarding any such threat or incident until it has been mitigated, resolved, or otherwise addressed. To mitigate the impact of any cybersecurity incidents, we maintain appropriate errors and omissions insurance that provides coverage for such incidents.

Item 2.	Properties.
Our corporate headquarters are located in Irvine, California, where we occupy facilities totaling approximately 120,000 square feet under a lease agreement that expires in March 2027. We also maintain offices in California, Colorado, Massachusetts, New York and Texas in the United States and Australia, the Czech Republic, France, Japan, Singapore, and the United Kingdom.
We believe that our facilities are adequate to meet our needs for the immediate future, and that, should it be needed, suitable additional or substitute space will be available to accommodate any such expansion of our operations.

Item 3.	Legal Proceedings.
For a description of our legal proceedings, see Note 16, Commitments and Contingencies, of the notes to our consolidated financial statements included elsewhere in this Annual Report, which is incorporated by reference in response to this item.

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
Holders of Record
As of January 30, 2024, there were 18 registered holders of our Class A common stock and 15 registered holders of our Class B common stock. Because many of our shares of Class A common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders.
Dividend Policy
We have never declared or paid cash dividends on our capital stock. We do not expect to pay dividends on our capital stock for the foreseeable future. Instead, we anticipate that all of our earnings for the foreseeable future will be used for the operation and growth of our business. Any future determination to declare cash dividends would be subject to the discretion of our board of directors and would depend upon various factors, including our operating results, financial condition, and capital requirements, restrictions that may be imposed by applicable law, and other factors deemed relevant by our board of directors. Further, our ability to pay cash dividends on our common stock is limited by contractual restrictions under the terms of the Merger Agreement.
Securities Authorized for Issuance under Equity Compensation Plans
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(2) to Form 10-K.

Stock Performance Graph
The following performance graph and related information shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or incorporated by reference into any of our other filings under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.
The chart compares the cumulative return on our Class A common stock with that of the NYSE Composite Index and the NASDAQ Computer Index. The chart assumes $100 was invested at the close of market on December 31, 2018 in our Class A common stock, and in each of the previously mentioned Indexes, and assumes the reinvestment of any dividend. The stock price performance reflected in the performance graph is not necessarily indicative of future stock performance.
Recent Sales of Unregistered Securities
None.
Use of Proceeds
None.
Issuer Purchases of Equity Securities
None.

Item 6.	[Reserved]

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the consolidated financial statements and related notes that are included elsewhere in this Annual Report. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. See “Special Note Regarding Forward-Looking Statements” above.

The following section generally discusses our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. A discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations for the Years Ended December 31, 2022, 2021 and 2020,” included in our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 10, 2023.

Overview
We are a leader in analytics automation. The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, or ML, and data science processes. With embedded artificial intelligence, or AI, capabilities that accelerate the discovery and sharing of analytics insights, our platform enables enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to discover insights and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision making and actions, and create both top and bottom-line impact, efficiency gains, and competitive advantage.
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
Highlights from Fiscal Year 2023
•Generated total revenue of $970 million, a 13% increase from fiscal year 2022.
•Ended the fourth quarter of 2023 with annualized recurring revenue of $955 million, a 15% increase from the fourth quarter of 2022.
•Ended the fourth quarter of 2023 with 748 customers with annualized recurring revenue of $250,000 or greater, a 16% increase from the fourth quarter of 2022.
•Achieved a dollar-based net expansion rate (annualized recurring revenue based) of 116% for the fourth quarter of 2023.
•Achieved a Global 2000 net expansion rate of 127% for the fourth quarter of 2023.
•Ended the year with cash, cash equivalents, short-term and long-term investments of $744 million, compared with $432 million as of December 31, 2022. Net cash provided by operating activities was $29 million, compared to net cash used in operating activities of $105 million during the prior year.
•Issued $450 million in aggregate principal amount of 8.75% senior notes due 2028 in a private offering.
•Announced decision intelligence and intelligent automation capabilities on Amazon Web Services and the Snowflake Data Cloud.
•Announced Alteryx AiDIN, an AI, ML, and generative AI engine that operates across the Alteryx Analytics Cloud Platform to accelerate efficiency and productivity; and new Alteryx AiDIN innovations, including Magic Documents and Playbooks.
•Introduced Alteryx Marketplace, a place for customers to easily discover Alteryx-verified, creator-supported solutions that expand the functionality, usage, and power of Alteryx to drive further business growth.

Recent Business Developments
Pending Merger
On December 18, 2023, we entered into the Merger Agreement, with Parent and Merger Sub, pursuant to which Merger Sub will merge with and into Alteryx, and Alteryx will continue as the surviving corporation in the Merger, as a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of investment funds managed by Clearlake and Insight.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $48.25, without interest.
Completion of the merger is subject to the satisfaction of certain terms and conditions set forth in the Merger Agreement, including: (1) the adoption of the Merger Agreement by the holders of a majority of the voting power of outstanding shares of Class A common stock and Class B common stock; (2) the absence of any law or order preventing, materially restraining or materially impairing the consummation of the Merger; and (3) certain specified regulatory clearances, including the expiration or termination of the applicable waiting period under the HSR Act. The waiting period under the HSR Act expired at 11:59 p.m., Eastern time, on January 29, 2024. The Merger Agreement contains customary representations, warranties and covenants made by each of us, Parent and Merger Sub, including, among others, covenants by us regarding the conduct of our business prior to the closing of the Merger.
We expect the Merger to close in the first half of 2024. Upon consummation of the Merger, we will cease to be a publicly traded company and our Class A common stock will be delisted from the New York Stock Exchange.
The foregoing summary of the Merger Agreement and the transactions contemplated thereby does not purport to be complete and is subject to, and qualified in its entirety by, the full text of the Merger Agreement, which is filed as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 18, 2023.

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
Expansion and Further Penetration of Our Customer Base. We have been effective at employing a top-down sales motion focused on identifying and involving executive sponsors to champion analytics democratization initiatives within their organizations. Our focus on selling to the enterprise has enabled us to lead with platform selling over the sales of individual products, which we believe has led to an increase in deal sizes through sales of enterprise license agreements. Our current and future revenue growth and our ability to become profitable and sustain profitability is dependent upon our ability to continue expanding our customer base and selling enterprise license agreements to new and existing large customers, accelerating adoption of our platform within organizations. We have increased our number of customers with annualized recurring revenue of $250,000 or greater from 643 as of December 31, 2022 to 748 as of December 31, 2023. We have maintained a net expansion rate equal to or in excess of 116% in each of the periods presented. See Dollar-Based Net Expansion Rate in the section titled “Management’s Discussion and Analysis of Financial Condition and Result of Operations” for additional information.
International Expansion. We have continued to focus on international markets. For the years ended December 31, 2023 and 2022, we derived 29% and 30% of our revenue outside of the United States, respectively. We believe that the global opportunity for self-service data analytics solutions is significant and should continue to expand as organizations outside the United States seek to adopt self-service platforms, which we have experienced with our existing customers.
Investment in Profitable Growth. Operating expenses have decreased from $1,038 million for the year ended December 31, 2022 to $1,004 million for the year ended December 31, 2023 as we reduced costs in our business so that we can continue advancing our ongoing commitment to profitable growth. Full-time headcount decreased over this same period from 2,904 employees to 2,345 employees. We intend to focus on revenue-generating activities in support of our journey to profitability and drive the pace of innovation and product releases to market. We also intend to continue focusing on acquiring new customers and expanding sales within our existing customer base while targeting profitability.
Market Adoption of Our Platform. A key focus of our sales and marketing efforts is to continue creating market awareness about the benefits of our platform, particularly emphasizing our continued commitment to research and development in AI. While we cannot predict customer adoption rates and demand, the future growth rate and size of the self-service data analytics market, or the introduction of competitive products and services, our business and operating results will be significantly affected by the degree to and speed with which organizations adopt self-service data analytics solutions and our platform.
Acquisitions and Investments. Our business strategy has included acquiring other complementary products, technologies, and/or talent that allow us to reduce the time or costs required to develop new technologies, incorporate enhanced functionality into and complement our existing product offerings, and augment the technical capabilities of our talent. Additionally, we have invested in, and intend to continue investing in, companies with innovative technology and services that complement and expand our analytics and data science products and further our platform through our strategic ventures fund, Alteryx Ventures.

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
The following table summarizes our annualized recurring revenue (in millions) for each quarter end for the periods indicated:

	As of
	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023
Annualized recurring revenue	$684	$727	$758	$834	$857	$890	$914	$955
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

The following table summarizes our dollar-based net expansion rate at the end of each quarter for the periods indicated:

	Three Months Ended
	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023
Dollar-based net expansion rate	119%	120%	121%	121%	121%	120%	119%	116%
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
The following table summarizes the number of our customers with ARR of $250,000 or greater at each quarter end for the periods indicated:

	As of
	Mar. 31, 2022	Jun. 30, 2022	Sep. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Jun. 30, 2023	Sep. 30, 2023	Dec. 31, 2023
Customers with ARR of $250,000 or greater	530	566	586	643	660	689	706	748

Components of Our Results of Operations
Revenue
We derive our revenue primarily from the sale of software subscriptions. Revenue from subscriptions reflects the revenue recognized from sales of licenses to our platform. Subscription fees are based primarily on the number of users of our platform. Our subscription agreements generally have terms ranging from one to three years and are billed annually in advance. Subscriptions are generally non-cancelable during the subscription term and subscription fees are non-refundable. We recognize a portion of subscription revenue upfront on the date which the platform is first made available to the customer, or the beginning of the subscription term, if later, and the remaining portion of revenue ratably over the subscription term. Our cloud offerings are treated as SaaS when hosted by us, and for which revenue is recognized ratably over the contract term. Our subscription agreements generally provide for unspecified future updates, upgrades, enhancements, technical product support, and access to hosted services and support. We also generate revenue from selling subscriptions to third-party syndicated data, which we recognize ratably over the subscription period, as well as revenue from professional services fees earned for consulting engagements related to training customers and channel partners, and consulting services. Revenue from recurring or premium support services is recognized ratably and revenue from non-recurring professional services, such as providing training and educational services to customers and channel partners regarding the use of our technologies, is recognized as the services are provided. Revenue from professional services represented less than 5% of revenue for each of the years ended December 31, 2023 and 2022. In addition, due to our focus on expanding use of our platform with existing customers, a large portion of our revenue in any given period is attributable to our existing customers compared to new customers.
For a description of our revenue recognition policies, see the section titled “Critical Accounting Estimates” within this Management’s Discussion and Analysis of Financial Condition and Result of Operations.
Cost of Revenue
Cost of revenue consists primarily of employee-related costs, including salaries and bonuses, stock-based compensation expense, and employee benefit costs associated with our customer support and professional services organizations. It also includes expenses related to hosting and operating our cloud infrastructure in third-party data centers, licenses of third-party syndicated data, amortization of intangible assets and capitalized software, impairment of intangible assets, subcontractor costs for providing enablement and training services to existing customers, and related overhead expenses. The majority of our cost of revenue does not fluctuate directly with increases in revenue.
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
Research and development. Research and development expense consists primarily of employee-related costs for our research and development employees, depreciation of equipment used in research and development, third-party contractors, and related allocated overhead costs. Research and development expense relates to our efforts to increase the functionality and otherwise enhance our platform and develop new products and services. We expect research and development expense to decrease as a percentage of revenue over the long term, although research and development expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
Sales and marketing. Sales and marketing expense consists primarily of employee-related costs for our sales and marketing employees, marketing programs, and related allocated overhead costs. Our sales and marketing employees include quota-carrying headcount, sales operations, marketing, and management. Marketing programs consist of digital advertising and lead generation activities, promotional events such as our annual user conferences, corporate communications, brand building, partner and regional field marketing, customer engagement, and product marketing activities.
We plan to continue to invest in sales and marketing by expanding our global promotional activities, building brand awareness, attracting new customers, and capitalizing on our marketing events. The timing of these events, such as our annual sales kickoff and our annual user conferences, will affect our sales and marketing expenses in the period in which each occurs. We expect sales and marketing expense to continue to be our largest operating expense category. However, we expect sales and marketing expense to decrease as a percentage of revenue over the long term, although sales and marketing expense may fluctuate as a percentage of revenue from period to period due to the seasonality of revenue and the timing and extent of these expenses.
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
Interest Expense
Interest expense consists primarily of amortization of the debt discount, issuance costs, and interest expense attributable to our 2023 Notes, 2024 & 2026 Notes, and 2028 Notes issued during the years ended December 31, 2018, 2019, and 2023, respectively. The 2023 Notes were settled on their maturity date of June 1, 2023.
Other Income (Expense), Net
Other income (expense), net consists primarily of gains and losses on foreign currency remeasurement and transactions, interest income from our available-for-sale investments, and realized gains and losses on our available-for-sale investments.
Provision for Income Taxes
Provision for income taxes consists primarily of accrued current and deferred income taxes imposed by the United States and foreign jurisdictions in which we conduct business.

Results of Operations for the Years Ended December 31, 2023, 2022 and 2021

	Year Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue	2021	% of Total Revenue
	(in millions, except percentages)
Revenue:
Subscription-based software license	$516	53%	$447	52%	$204	38%
PCS and services	454	47	408	48	332	62
Total revenue	970	100	855	100	536	100
Cost of revenue (1):
Subscription-based software license	7	1	11	2	5	1
PCS and services	124	13	107	12	51	9
Total cost of revenue	131	14	118	14	56	10
Gross profit	839	86	737	86	480	90
Operating expenses:
Research and development (1)	220	23	221	26	132	25
Sales and marketing (1)	581	60	542	63	334	62
General and administrative (1)	201	20	232	27	150	28
Impairment of long-lived assets	2	—	43	5	—	—
Total operating expenses	1,004	103	1,038	121	616	115
Loss from operations	(165)	(17)	(301)	(35)	(136)	(25)
Interest expense	(43)	(4)	(9)	(1)	(40)	(8)
Other income (expense), net	39	4	(4)	—	(2)	—
Loss before provision for income taxes	(169)	(17)	(314)	(36)	(178)	(33)
Provision for income taxes	10	1	5	1	2	1
Net loss	$(179)	(18)%	$(319)	(37)%	$(180)	(34)%
(1) Amounts include stock-based compensation expense as follows:

	Year Ended December 31,
	2023	% of Total Revenue	2022	% of Total Revenue	2021	% of Total Revenue
	(in millions, except percentages)
Cost of revenue	$18	2%	$17	2%	$6	1%
Research and development	56	6	55	6	29	5
Sales and marketing	92	9	80	9	41	8
General and administrative	79	8	75	9	48	9
Total	$245	25%	$227	26%	$124	23%

Revenue

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Subscription-based software license	$516	$447	$69	15%
PCS and services	454	408	46	11%
Total revenue	$970	$855	$115	13%
The increase in subscription-based software license revenue for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to an increase in total contract value bookings.
PCS and services revenue is primarily recognized ratably over the subscription term. Due to the ratable recognition, the increases in PCS and services revenue are primarily attributed to sales to customers in prior periods and growth within our customer base between December 31, 2022 and December 31, 2023. Our product pricing and changes in product mix were not significant drivers of the change in subscription-based software license or PCS and services revenue for the periods presented. Sales of our cloud-based product offerings did not represent a material amount of revenue for each of the years ended December 31, 2023 and 2022.
The disaggregation of revenue by region was as follows (in millions):

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
United States	$691	$597	$94	16%
International	279	258	21	8%
Total revenue	$970	$855	$115	13%
Cost of Revenue and Gross Margin

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Subscription-based software license	$7	$11	$(4)	(36)%
PCS and services	124	107	17	16%
Cost of revenue	$131	$118	$13	11%
Gross margin	86%	86%
Cost of revenue increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to $7 million in increased employee-related costs, driven by headcount increases in 2022 and organizational realignment in 2023, which drove an increase in employee-related costs in the current year related to salaries and stock-based compensation expense. Additionally, there was an increase of $3 million in cloud hosting fees and $2 million of depreciation of capitalized software development costs, offset by a $2 million decrease in amortization of certain intangible assets.
As of December 31, 2023, we had 319 cost of revenue personnel compared to 306 as of December 31, 2022.
Gross margin remained consistent for the year ended December 31, 2023 as compared to the year ended December 31, 2022.

Research and Development

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Research and development	$220	$221	$(1)	—%
Research and development expense is flat for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily driven by a headcount increase late in 2022, which was offset by a headcount decrease in the second half of 2023 that resulted in a net decrease of $1 million in employee-related costs including salaries and stock-based compensation.
As of December 31, 2023, we had 638 research and development personnel compared to 736 as of December 31, 2022.
Sales and Marketing

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Sales and marketing	$581	$542	$39	7%
Sales and marketing expense increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily driven by a headcount increase in 2022 that was partially offset by a reduction in headcount in the second half of 2023, which drove a $39 million increase in employee-related costs in 2023 due to additional salaries, commission expense, stock-based compensation expense and severance. Additionally, there was an increase of $2 million in marketing programs due to our brand awareness campaigns, such as our in-person user conference in May 2023. These increases were offset by a decrease of $2 million in depreciation expense, resulting primarily from our 2022 office rationalization.
As of December 31, 2023, we had 1,112 sales and marketing personnel compared to 1,423 as of December 31, 2022.
General and Administrative

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
General and administrative	$201	$232	$(31)	(13)%
General and administrative expense decreased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to a decrease in employee-related costs resulting primarily from a decrease in headcount and organizational realignment of $23 million and a $6 million decrease in facility and overhead costs resulting primarily from our 2022 office rationalization. Additionally, there was a decrease in consulting and outsourced labor costs of $5 million as a result of higher legal and accounting professional service fees related to our acquisition of Trifacta in the year ended December 31, 2022, which were offset by legal and accounting professional service fees incurred in the year ended December 31, 2023 related to the Merger, including our negotiation and execution of the Merger Agreement. These decreases were offset by a $4 million increase in stock-based compensation, driven by full periods of recognition of the prior year market-based awards and additional PRSUs to certain executives.
As of December 31, 2023, we had 276 general and administrative personnel compared to 439 as of December 31, 2022.

Impairment of Long-Lived Assets

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Long-lived asset impairment	$2	$43	$(41)	(95)%
During the year ended December 31, 2023, we experienced a triggering event related to the sublease of our previous corporate headquarters to a third party and recorded impairment charges of $2 million on the remaining right-of-use assets and fixed assets, as the carrying value exceeded the reassessed future discounted cash flows.
During the year ended December 31, 2022, we ceased use of and subleased our previous corporate headquarters and ceased use of several additional underutilized offices. We recorded non-cash impairment charges of $34 million and $9 million on the right-of-use assets and fixed assets, respectively, as the carrying values exceeded the future discounted cash flows.
Interest Expense

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Interest expense	$(43)	$(9)	$(34)	378%

Interest expense is primarily attributable to our 2023 Notes, 2024 & 2026 Notes, and 2028 Notes issued during the years ended December 31, 2018, 2019, and 2023, respectively. Interest expense increased in the year ended December 31, 2023 as compared to the year ended December 31, 2022 due to our issuance of the 2028 Notes in March 2023. With respect to the 2023 Notes, interest expense was no longer incurred after June 1, 2023, which was the maturity date of the 2023 Notes.
Other Income (Expense), Net

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Other income (expense), net	$39	$(4)	$43	(1,075)%
Other income (expense), net increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to an increase in investment income of $25 million resulting primarily from a larger investment portfolio and higher interest rates, and gains in foreign currency remeasurement of $17 million due to fluctuations in the United States dollar as compared to other major currencies in which we transact.
Provision for Income Taxes

	Year Ended December 31,		2023 vs 2022
	2023	2022	$ Change	% Change
	(in millions, except percentages)
Provision for income taxes	$10	$5	$5	100%

The change in the provision for income taxes for the year ended December 31, 2023 as compared to the year ended December 31, 2022 was primarily due to increased foreign withholding tax as a result of an increase in revenue in the related jurisdictions and state minimum taxes. In addition, there was an increase in foreign income taxes due to profitability in certain foreign subsidiaries.

Liquidity and Capital Resources
A discussion of our liquidity and capital resources for the year ended December 31, 2021 is included in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources,” included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 15, 2022.

	As of December 31,		$ Change
	2023	2022
	(in millions)
Cash, cash equivalents, and investments	$744	$432	$312
Working capital	$372	$235	$137
Cash, cash equivalents, and investments increased for the year ended December 31, 2023 as compared to the year ended December 31, 2022 primarily due to the offering and sale of $450 million in aggregate principal amount of the 2028 Notes during the year ended December 31, 2023. Net proceeds received from the offering were $441 million, net of debt issuance costs paid as of December 31, 2023, which was partially offset by an $85 million cash outflow related to principal payments on our 0.5% convertible senior notes due 2023, or the 2023 Notes, in settlement of conversions and payments at maturity. The increase in working capital was primarily due to the offering and sale of the 2028 Notes and the reclassification of our 2024 Notes to current liabilities, which was partially offset by the principal payments of $85 million on the 2023 Notes. We had $744 million of cash, cash equivalents, and investments in marketable securities as of December 31, 2023 and $432 million as of December 31, 2022, with approximately $694 million and $398 million, respectively, held domestically.
In the short term, we believe that our existing cash and cash equivalents, short-term investments, and cash flow from operations (in periods in which we generate cash flow from operations) will be sufficient for at least the next 12 months to meet our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements. In the long term, our ability to support our requirements and plans for cash, including meeting our working capital, capital expenditure, and financing requirements, will depend on many factors, including our revenue growth rate, the timing and the amount of cash received from customers, expansion of sales and marketing activities, the timing and extent of spending to support research and development efforts, the cost to develop and support our product and service offerings, the introduction of new products and services, the continuing adoption of our products by customers, any acquisitions or investments that we make in complementary businesses, products, and technologies, and our ability to obtain equity or debt financing.
Our principal uses of cash are funding our operations and other working capital requirements, including the following contractual and other obligations.
Debt
As of December 31, 2023, we had an aggregate principal amount of $800 million of convertible senior notes, of which $400 million matures on August 1, 2024 and is classified as current liabilities on our consolidated balance sheets, and $450 million of senior unsecured notes. Interest payments of $45 million related to our Notes (as defined below) are due within the next twelve months. See Note 10, Debt, of the notes to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Notes. Assuming the 2024 & 2026 Notes are not converted into shares of our Class A common stock or repurchased prior to maturity, (i) annual interest expense relating to (A) the 2024 Notes will be $2 million in 2024 and (B) the 2026 Notes will be $4 million in each fiscal year through 2026 and (ii) principal in the amount of (A) $400 million will be payable upon the maturity of the 2024 Notes due on August 1, 2024 and (B) $400 million will be payable upon the maturity of the 2026 Notes due on August 1, 2026.
Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, New York, and Texas in the United States and Australia, the Czech Republic, France, Japan, Singapore, and the United Kingdom. These leases expire at various times through 2029. As of December 31, 2023, we had fixed minimum lease payments of $73 million, of which $23 million is due in the next twelve months.

Other Obligations
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services, including non-cancelable agreements for software licenses, royalty agreements, advertising, and other marketing activities. As of December 31, 2023, we had purchase obligations of $132 million, of which $64 million is due in the next twelve months.
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
Cash Flows
The following table sets forth cash flows for the periods indicated:

	Year Ended December 31,
	2023	2022	2021
	(in millions)
Net cash provided by (used in) operating activities	$29	$(105)	$63
Net cash provided by (used in) investing activities	$86	$97	$(67)
Net cash provided by (used in) financing activities	$306	$(35)	$(14)
Operating Activities
Our net loss and cash flow from operating activities are significantly influenced by our headcount and investments in infrastructure to support anticipated growth.
For the year ended December 31, 2023, net cash provided by operating activities was $29 million. Net cash provided by operating activities primarily reflected a net loss of $179 million and a change in operating assets and liabilities of $80 million, offset by net non-cash activity of $288 million.
For the year ended December 31, 2022, net cash used in operating activities was $105 million. Net cash used in operating activities primarily reflected net non-cash activity of $344 million, offset by a net loss of $319 million and a change in operating assets and liabilities of $130 million.
The decrease in non-cash activity was primarily driven by higher impairment charges incurred in the prior year, which did not recur in the current year.
The change in operating assets and liabilities for the year ended December 31, 2023 was primarily driven by an increase in accounts receivable of $40 million due to higher billings in 2023 and an increase in deferred commissions of $32 million due to additional commissions earned in 2023 as compared to commissions where the amortization period expired, principally from commissions earned in 2020.

Investing Activities
Our investing activities consist primarily of purchases, sales and maturities of available-for-sale securities, property and equipment purchases, including computer-related equipment, and leasehold improvements to leased office facilities, capitalized software development costs, and cash used in our business acquisitions.
Net cash provided by investing activities for the year ended December 31, 2023 was $86 million, consisting primarily of $110 million of sales and maturities of investments, net of purchases, offset in part by $21 million of capitalized software development costs and $3 million of purchases of property and equipment.
Net cash provided by investing activities for the year ended December 31, 2022 was $97 million, consisting of $520 million of sales and maturities of investments, net of purchases, offset in part by $387 million of net cash paid in connection with our acquisition of Trifacta, $24 million of purchases of property and equipment, and $12 million of capitalized software development costs.
Financing Activities
Our financing activities consist primarily of proceeds from, and costs associated with, the issuances and/or payments of common stock and convertible and senior notes, proceeds from the exercise of stock options, and minimum tax withholding paid on behalf of employees for RSU settlements.
Net cash provided by financing activities for the year ended December 31, 2023 was $306 million, consisting primarily of net proceeds from our issuance of the 2028 Notes of $441 million, net of debt issuance costs paid during the year ended December 31, 2023 and proceeds from stock option exercises and purchases under our employee stock purchase plan of $13 million, offset in part by a cash outflow related to principal payments of $85 million on the 2023 Notes in settlement of conversions and payments at maturity, and the minimum tax withholding paid on behalf of employees for RSU settlements of $60 million.
Net cash used in financing activities for the year ended December 31, 2022 was $35 million, consisting primarily of the minimum tax withholding paid on behalf of employees for RSU settlements of $45 million, offset in part by proceeds from stock option exercises and purchases under our employee stock purchase plan of $10 million.
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
Recent Accounting Pronouncements
See Note 2, Significant Accounting Policies, of the notes to our consolidated financial statements included elsewhere in Part II, Item 8 of this Annual Report on Form 10-K for a description of recent accounting pronouncements.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.
Foreign Currency Exchange Risk
Due to our international operations, we have foreign currency risks related to revenue and operating expenses denominated in currencies other than the U.S. dollar, primarily the British pound and euro. Our sales contracts are primarily denominated in the local currency of the customer making the purchase. In addition, a portion of our operating expenses is incurred outside the United States and is denominated in foreign currencies where our operations are located. We are also exposed to certain foreign exchange rate risks related to our foreign subsidiaries, including with respect to intercompany loans denominated in non-functional currencies. Increases in the relative value of the U.S. dollar to other currencies may negatively affect revenue and other operating results as expressed in U.S. dollars. We do not believe that an immediate 10% increase or decrease in the relative value of the U.S. dollar to other currencies would have a material effect on our operating results.
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
Interest Rate and Market Risk
We had cash, cash equivalents and investments in marketable securities of $744 million as of December 31, 2023. The primary objective of our investment activities is the preservation of capital, and we do not enter into investments for trading or speculative purposes. A hypothetical 10% increase in interest rates during the year ended December 31, 2023 would not have had a material impact on our consolidated financial statements. We do not have material exposure to market risk with respect to short-term and long-term investments, as any investments we enter into are primarily highly liquid investments.
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
Alteryx, Inc.

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Alteryx, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Alteryx, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 6, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its method of accounting for convertible debt effective January 1, 2022, due to the adoption of Accounting Standards Update No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, using the modified retrospective approach.
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
The Company’s revenue is derived from the licensing of subscription-based software, data subscription services, and professional services, including training and consulting services. The subscription-based license generally includes access to hosted services and software and post-contract support (PCS). The Company allocates the transaction price of each contract to each performance obligation based on its relative standalone selling price (SSP). However, certain performance obligations are not sold on a standalone basis; therefore, significant judgment is required to determine SSP. In such cases, SSP is determined by considering a combination of factors, including pricing strategies, market conditions, the useful life of the Company’s products, and market data.
We identified the determination of SSP for performance obligations not sold on a standalone basis as a critical audit matter. There is significant judgment involved in such determination of SSP, which in turn led to a high degree of auditor judgment, subjectivity, and effort in performing audit procedures related to management’s determination of SSP.
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
•We tested the underlying data used by the Company to determine SSP by evaluating the value relationship between performance obligations not sold separately.
•We tested the mathematical accuracy of management’s calculation of SSP and verified the consistent application of the methodology of establishing SSP across periods.
•We tested the allocation of transaction price among performance obligations based on relative SSP for a sample of contracts.
/s/ Deloitte & Touche LLP
Los Angeles, California
February 6, 2024
We have served as the Company’s auditor since 2019.

Alteryx, Inc.
Consolidated Statements of Operations and Comprehensive Income (Loss)
(in millions, shares in thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenue:
Subscription-based software license	$516	$447	$204
PCS and services	454	408	332
Total revenue	970	855	536
Cost of revenue:
Subscription-based software license	7	11	5
PCS and services	124	107	51
Total cost of revenue	131	118	56
Gross profit	839	737	480
Operating expenses:
Research and development	220	221	132
Sales and marketing	581	542	334
General and administrative	201	232	150
Impairment of long-lived assets	2	43	—
Total operating expenses	1,004	1,038	616
Loss from operations	(165)	(301)	(136)
Interest expense	(43)	(9)	(40)
Other income (expense), net	39	(4)	(2)
Loss before provision for income taxes	(169)	(314)	(178)
Provision for income taxes	10	5	2
Net loss	$(179)	$(319)	$(180)
Net loss per share attributable to common stockholders, basic	$(2.52)	$(4.65)	$(2.67)
Net loss per share attributable to common stockholders, diluted	$(2.52)	$(4.65)	$(2.67)
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic	70,948	68,510	67,191
Weighted-average shares used to compute net loss per share attributable to common stockholders, diluted	70,948	68,510	67,191
Other comprehensive loss, net of tax:
Net unrealized holding gain (loss) on investments, net of tax	4	(2)	(3)
Foreign currency translation adjustments, net of tax	(10)	2	(1)
Other comprehensive loss, net of tax	$(6)	$—	$(4)
Total comprehensive loss	$(185)	$(319)	$(184)

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Balance Sheets
(in millions, shares in thousands, except par value)

	As of December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$530	$105
Short-term investments	195	237
Accounts receivable, net	296	260
Prepaid expenses and other current assets	169	145
Total current assets	1,190	747
Property and equipment, net	69	69
Operating lease right-of-use assets	43	51
Long-term investments	19	90
Goodwill	398	398
Intangible assets, net	48	61
Other assets	145	141
Total assets	$1,912	$1,557
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4	$14
Accrued payroll and payroll related liabilities	81	81
Accrued expenses and other current liabilities	82	56
Deferred revenue	252	276
Convertible senior notes, net	399	85
Total current liabilities	818	512
Long-term debt, net	839	793
Operating lease liabilities	47	61
Other liabilities	18	17
Total liabilities	1,722	1,383
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock, $0.0001 par value: 10,000 shares authorized as of December 31, 2023 and December 31, 2022, respectively; no shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.0001 par value: 500,000 Class A shares authorized, 64,378 and 61,616 shares issued and outstanding, as of December 31, 2023 and December 31, 2022, respectively; 500,000 Class B shares authorized, 7,886 and 7,886 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	—	—
Additional paid-in capital	824	623
Accumulated deficit	(622)	(443)
Accumulated other comprehensive loss	(12)	(6)
Total stockholders’ equity	190	174
Total liabilities and stockholders’ equity	$1,912	$1,557
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, shares in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balances at December 31, 2020	66,742	$—	$489	$(10)	$(2)	$477
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	514	—	(24)	—	—	(24)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	278	—	10	—	—	10
Stock-based compensation	—	—	124	—	—	124
Cumulative translation adjustment	—	—	—	—	(1)	(1)
Unrealized loss on investments, net of tax	—	—	—	—	(3)	(3)
Net loss	—	—	—	(180)	—	(180)
Balances at December 31, 2021	67,534	$—	$599	$(190)	$(6)	$403
Adoption of ASU 2020-06	—	$—	$(177)	$66	$—	$(111)
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	1,503	—	(45)	—	—	(45)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	465	—	10	—	—	10
Stock-based compensation	—	—	236	—	—	236
Cumulative translation adjustment	—	—	—	—	2	2
Unrealized loss on investments, net of tax	—	—	—	—	(2)	(2)
Net loss	—	—	—	(319)	—	(319)
Balances at December 31, 2022	69,502	$—	$623	$(443)	$(6)	$174
Shares issued pursuant to restricted stock unit awards, net of tax withholdings related to vesting of restricted stock units	2,377	$—	$(60)	$—	$—	$(60)
Exercise of stock options and issuance of shares in connection with employee stock purchase plan	386	—	13	—	—	13
Stock-based compensation	—	—	248	—	—	248
Extinguishment of capped calls	(10)	—	—	—	—	—
Conversion of 2023 Notes, net of tax	9	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	(10)	(10)
Unrealized gain on investments, net of tax	—	—	—	—	4	4
Net loss	—	—	—	(179)	—	(179)
Balances at December 31, 2023	72,264	$—	$824	$(622)	$(12)	$190
The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows
(in millions)

	Year Ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net loss	$(179)	$(319)	$(180)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	36	37	16
Non-cash operating lease cost	12	20	17
Stock-based compensation	245	227	124
Amortization (accretion) of discounts and premiums on investments, net	(5)	—	4
Amortization of debt discount and issuance costs	4	3	33
Deferred income taxes	2	2	1
Impairment of long-lived assets	2	43	—
Other non-cash operating activities, net	(8)	12	—
Changes in operating assets and liabilities, net of effect of business acquisitions:
Accounts receivable	(40)	(65)	(57)
Deferred commissions	(32)	(28)	(12)
Prepaid expenses, other current assets, and other assets	11	(101)	12
Accounts payable	(10)	5	2
Accrued payroll and payroll related liabilities	1	10	14
Accrued expenses, other current liabilities, operating lease liabilities, and other liabilities	10	(15)	(11)
Deferred revenue	(20)	64	100
Net cash provided by (used in) operating activities	29	(105)	63
Cash flows from investing activities:
Capitalized software development costs	(21)	(12)	(9)
Purchases of property and equipment	(3)	(24)	(24)
Cash paid in acquisitions, net of cash acquired	—	(387)	(27)
Purchases of investments	(197)	(203)	(906)
Sales and maturities of investments	307	723	899
Net cash provided by (used in) investing activities	86	97	(67)
Cash flows from financing activities:
Proceeds from issuance of senior notes	443	—	—
Principal payments on 2023 convertible senior notes	(85)	—	—
Proceeds from exercise of stock options and issuance of shares from employee stock purchase plan	13	10	10
Minimum tax withholding paid on behalf of employees for restricted stock units	(60)	(45)	(24)
Other financing activity	(5)	—	—
Net cash provided by (used in) financing activities	306	(35)	(14)
Effect of exchange rate changes on cash and cash equivalents	1	(2)	(1)
Net increase (decrease) in cash, cash equivalents, and restricted cash	422	(45)	(19)
Cash, cash equivalents, and restricted cash—beginning of year	$110	$155	$174
Cash, cash equivalents, and restricted cash—end of year	$532	$110	$155

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Consolidated Statements of Cash Flows (Continued)
(in millions)

	Year Ended December 31,
	2023	2022	2021
Supplemental disclosure of cash flow information:
Cash paid for interest	$27	$6	$6
Cash paid for income taxes	$6	$2	$2
Cash paid for amounts included in the measurement of operating lease liabilities	$23	$24	$20
Supplemental disclosure of noncash investing and financing activities:
Right-of-use assets obtained in exchange for new operating lease liabilities	$2	$3	$57
Property and equipment recorded in accounts payable and accrued expenses and other current liabilities	$—	$1	$8
Increase of right-of-use assets due to remeasurement	$4	$1	$—
Consideration for business acquisition included in accrued expenses and other current liabilities and other liabilities	$—	$—	$5
Stock-based compensation included in capitalized software development costs	$6	$4	$2
Commissions paid with Class A common stock	$3	$8	$—

The accompanying notes are an integral part of these consolidated financial statements.

Alteryx, Inc.
Notes to Consolidated Financial Statements
1. Organization and Nature of Operations
Alteryx, Inc. was initially organized in California in March 1997 as SRC, LLC, commenced principal operations in November 1997, changed its name to Alteryx, LLC in March 2010, and converted into a Delaware corporation in March 2011 under the name Alteryx, Inc. Alteryx, Inc. and its subsidiaries, or Alteryx, we, our, or us, are headquartered in Irvine, California.
The Alteryx Analytics Automation Platform empowers “analytics for all” by delivering easy, end-to-end automation of data engineering, analytics, reporting, machine learning, and data science processes. With embedded artificial intelligence, or AI, capabilities that accelerate the discovery and sharing of analytics insights, our platform enables enterprises to democratize data analytics across their organizations for a broad range of use cases. Whether working in the cloud or on-premise, data workers, regardless of technical acumen, are empowered to discover insights and solve problems. With the Alteryx Analytics Automation Platform, users can automate the full range of analytics and data science processes, embed intelligent decision-making and actions, and create both top and bottom-line impact, efficiency gains, and competitive advantage.
On December 18, 2023, we entered into an Agreement and Plan of Merger, or the Merger Agreement, with Azurite Intermediate Holdings, Inc., or Parent, and Azurite Merger Sub, Inc., or Merger Sub. The Merger Agreement provides that, on the terms and subject to the conditions set forth in the Merger Agreement, Merger Sub will merge with and into Alteryx, which we refer to as the Merger, with Alteryx surviving the Merger and becoming a wholly owned subsidiary of Parent. Parent and Merger Sub are affiliates of investment funds managed by Clearlake and Insight.
Pursuant to the Merger Agreement, at the effective time of the Merger, each issued and outstanding share of our Class A common stock and Class B common stock (except for certain shares specified in the Merger Agreement) will be automatically converted into the right to receive cash in an amount equal to $48.25, without interest.
Upon consummation of the Merger, we will cease to be a publicly traded company and our Class A common stock will be delisted from the New York Stock Exchange.
2. Significant Accounting Policies
Principles of Consolidation and Basis of Presentation
Our consolidated financial statements are presented in accordance with accounting standards generally accepted in the United States of America, or U.S. GAAP, and include the accounts of Alteryx, Inc. and its wholly owned subsidiaries after elimination of intercompany transactions and balances.
During the year ended December 31, 2023, management elected to change the presentation of our financial statements and accompanying footnote disclosures from thousands to millions. The change in presentation had no material impact on previously reported financial information, but certain amounts reported for prior periods may differ by insignificant amounts due to the nature of rounding relative to the change in presentation. In addition, historical percentages and per share amounts presented may not add to their respective totals or recalculate due to rounding.
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
We had restricted cash of $2 million and $5 million as of December 31, 2023 and 2022, respectively. This balance, presented in other assets on the consolidated balance sheet, relates to amounts required to be restricted as to use by our letters of credit associated with our leases and by our credit card processor.
Investments in Marketable Securities
Our investments consist of available-for-sale marketable securities, which are composed of fixed income securities, certificates of deposit, and money market funds. Our fixed income securities are predominantly high-grade corporate bonds, U.S. Treasury bonds, and U.S. Agency bonds. The classification of investments is determined at the time of purchase and reevaluated at each balance sheet date. Investments are stated at fair value and are classified as current or non-current based on the nature of the securities as well as their stated maturities. Unrealized gains and losses that are not associated with a credit loss are recognized in other comprehensive income (loss) in our consolidated balance sheets.
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
Other Investments
Our other investments include debt and equity investments in privately held companies. Our equity investments in which we do not have a controlling interest or significant influence do not have readily determinable fair values. We apply the measurement alternative under ASU 2016-01, Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities, for equity securities by measuring them at cost, less any impairment, and performing adjustments resulting from observable price changes. These investments are presented within other assets as of December 31, 2023, and within long-term investments as of December 31, 2022, on our consolidated balance sheets and are periodically analyzed to determine whether there are indicators of impairment. If measured at fair value in the consolidated balance sheets, these would generally be classified in Level 3 of the fair value hierarchy.
Our debt investments in privately held companies are accounted for under ASC 320, Investments - Debt Securities, and are classified as available-for-sale securities. The investments are presented at fair value on the balance sheet and are classified as current or non-current based on their stated maturities. Unrealized gains or losses, if any, are recognized in other comprehensive income (loss) in our consolidated balance sheets. These investments are presented within prepaid expenses and other current assets and other assets as of December 31, 2023. We did not have any debt investments in privately held companies as of December 31, 2022.

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

Computer equipment and software	3 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Shorter of useful life or lease term
Capitalized software development costs	4 years
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

Impairment of Long-Lived Assets
We review our long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount of such assets may not be fully recoverable. Recoverability of these assets is determined by comparing the forecasted undiscounted cash flows attributable to such assets to their carrying value. If the carrying value of the assets exceeds the forecasted undiscounted cash flows, then the assets are written down to their fair value. Fair value is determined based on discounted cash flows or appraised values, depending upon the nature of the assets. Impairment testing is performed at an asset group level that represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities.
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
We have one reporting unit, and we test for goodwill impairment annually during the fourth quarter of each calendar year using a quantitative assessment. At each of December 31, 2023 and 2022, we determined our goodwill was not impaired as our fair value significantly exceeded the carrying value of our net assets.

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
We recognize revenue when we satisfy a performance obligation by transferring control of a good or service to a customer. Revenue related to our subscription-based on-premise licenses is recognized at a point in time when the platform is first made available to the customer, or the beginning of the subscription term, if later. Revenue related to PCS, recurring premium support services, and data subscriptions is recognized ratably over the subscription terms. Non-recurring professional services revenue, such as training and providing educational services to customers and channel partners regarding the use of our technologies, is recognized when the services are provided to the customer, or when they expire. Our cloud offerings are treated as SaaS when hosted by us, with revenue recognized ratably over the contract term. Our first cloud-based offerings were released for general availability in 2022 and revenue related to cloud-based offerings was not material during each of the years ended December 31, 2023 and 2022.

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
Royalties
We pay royalties associated with licensed third-party syndicated data sold with our platform and we recognize royalty expense to cost of revenue in our consolidated statements of operations and comprehensive income (loss) when incurred. For the years ended December 31, 2023, 2022, and 2021, we recognized royalty expense of approximately $15 million, $14 million, and $13 million, respectively.
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
Software Development Costs
Costs incurred in the development and enhancement of our software products to be sold, leased, or marketed are accounted for in accordance with ASC 985-20, Costs of Software to be Sold, Leased, or Marketed, or ASC 985-20. These costs are expensed as incurred until technological feasibility has been established. After technological feasibility is established, costs are capitalized in accordance with ASC 985-20. For our on-premise products, our process for developing software is completed concurrently with the establishment of technological feasibility.
We account for costs to develop or obtain internal-use software and implementation costs incurred in hosting arrangements in accordance with ASC 350-40, Internal-Use Software, or ASC 350-40. We also account for costs of significant upgrades and enhancements resulting in additional functionality under ASC 350-40. These costs are primarily development costs (consisting of salaries, related payroll costs, and stock-based compensation) related to our hosted products, which are accessed by customers on a subscription basis, software purchased for internal use, purchased software licenses, and implementation costs. Costs incurred for maintenance, training, and minor modifications or enhancements are expensed as incurred.
Capitalized software development costs are recorded as part of property and equipment, net on our consolidated balance sheets. These costs are recognized on a straight-line basis to cost of revenue over the estimated useful life of the software, which is generally four years. Management evaluates the useful lives of these assets on an annual basis and tests for impairment whenever events or changes in circumstances occur that could impact the recoverability of these assets.

Senior Unsecured Notes
Our 2028 Notes (as defined in Note 10, Debt, of these notes to our consolidated financial statements) are recorded as a long-term liability on our consolidated balance sheet. The debt was initially measured at the amount of cash proceeds received, adjusted for debt issuance costs. The difference between the stated principal amount and the amount of cash proceeds received, net of debt issuance costs, was recorded as a discount. Total issuance costs will be recorded as a direct deduction from the related face value of the 2028 Notes in our consolidated balance sheet and amortized over the stated term of the 2028 Notes using the effective interest rate method in accordance with the authoritative guidance for imputation of interest (ASC 835-30, Interest - Imputation of Interest). In the event that an event of default occurs, any unamortized debt issuance costs will be expensed immediately.
Convertible Senior Notes
Our 2024 & 2026 Notes (as defined in Note 10, Debt, of these notes to our consolidated financial statements) are accounted for in accordance with ASC 470‑20, Debt with Conversion and Other Options, or ASC 470-20. Prior to January 1, 2022, pursuant to ASC 470‑20, we accounted for the 2024 & 2026 Notes using the separate liability (debt) and equity (conversion option) components of the instrument. The carrying amount of the debt component for each series of our 2024 & 2026 Notes was calculated by estimating the fair value of similar liabilities that do not have associated convertible features. The carrying amount of the equity component for each series of our 2024 & 2026 Notes was determined by deducting the fair value of the debt component from their respective principal amounts. The difference between the principal amount of each series of our 2024 & 2026 Notes and its respective fair value of debt component are amortized to interest expense over its respective terms using the effective interest method. The equity component, net of issuance costs and deferred tax effects, of each series of our 2024 & 2026 Notes is presented within additional paid-in-capital in our consolidated balance sheet. In accounting for the issuance costs related to our 2024 & 2026 Notes, the allocation of issuance costs incurred between the debt and equity components was based on their relative values.
Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach. As a result, the 2024 & 2026 Notes are accounted for as a single liability measured at its amortized cost, as no other embedded features require bifurcation and recognition as derivatives. Interest expense recognized in periods after adoption is reduced as a result of accounting for the convertible debt instruments as a single liability measured at their amortized cost. The 2023 Notes were settled on their maturity date of June 1, 2023.

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
We review our operating leases for impairment on an ongoing basis. For right-of-use assets, circumstances that indicate that the carrying amount of such assets may not be fully recoverable may include the decision to leave a leased corporate office prior to the end of the minimum lease term or subleases from which estimated cash flows do not fully cover the costs of the associated lease. Impairments are recognized as a reduction of the carrying value of the right-of-use lease asset and related fixed assets. Lease impairment charges are recorded in operating expenses in the consolidated statements of operations and comprehensive income (loss).
Advertising Costs
Advertising costs are expensed as incurred. We incurred advertising costs of approximately $44 million, $38 million, and $30 million for the years ended December 31, 2023, 2022, and 2021, respectively. Such costs primarily relate to our annual user conferences, online, television, and print advertising, as well as sponsorship of public marketing and sporting events, and are reflected in sales and marketing expense in our consolidated statements of operations and comprehensive income (loss).
Stock-Based Compensation
We recognize stock-based compensation expense in accordance with the provisions of ASC 718, Compensation—Stock Compensation, or ASC 718. ASC 718 requires the measurement and recognition of compensation expense for all stock-based payment awards made to employees and directors based on the grant date fair values of the awards. We use the Black-Scholes option-pricing method for valuing stock options and shares granted under the employee stock purchase plan. RSUs are valued based on the fair value of our common stock on the date of grant, less our expected dividend yield. For awards that vest solely based on continued service, the fair value of an award is recognized as an expense over the requisite service period on a straight-line basis. We do not apply an estimated forfeiture rate to unvested awards and account for forfeitures as they occur. For awards that contain performance conditions, the fair value of an award is recognized based on the probability of the performance condition being met using the graded vesting method. For awards that contain market conditions, the fair value and derived service period of an award are determined using a Monte Carlo simulation valuation model. The fair value of an award with a market condition is recognized over the requisite service period using the graded vesting method. Stock-based compensation expense is included in cost of revenue and operating expenses within our consolidated statements of operations and comprehensive income (loss) based on the classification of the individual earning the award.

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
Foreign Currency Remeasurement, Translation, and Transactions
The functional currency of our wholly owned subsidiaries is the currency of the primary economic environment in which the entity operates. Assets and liabilities denominated in currencies other than the functional currency are remeasured using the current exchange rate for monetary accounts and historical exchange rates for nonmonetary accounts, with exchange differences on remeasurement included in other income (expense), net in our consolidated statements of operations and comprehensive income (loss). Our foreign subsidiaries that utilize foreign currency as their functional currency translate such currency into U.S. dollars using (i) the exchange rate on the balance sheet dates for assets and liabilities, (ii) the average exchange rates prevailing during the period for revenues and expenses, and (iii) historical exchange rates for equity. Any translation adjustments resulting from this process are shown separately as a component of accumulated other comprehensive income (loss) within stockholders' equity in the consolidated balance sheets.
Gains (losses) associated with fluctuations in foreign exchange rates were $10 million, $(6) million, and $(5) million for the years ended December 31, 2023, 2022, and 2021, respectively, and are included in other income (expense) in our consolidated statements of operations and comprehensive income (loss).
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

Net Income (Loss) Per Share Attributable to Common Stockholders
In periods in which we have net income, and a contingent event has been met, we apply the two-class method for calculating earnings per share. Under the two-class method, net income is attributed to common stockholders and participating securities based on their participation rights. Participating securities include our convertible notes. In periods in which we have net losses, we do not attribute losses to participating securities as they are not contractually obligated to share our losses.
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
Recently issued accounting pronouncements not yet adopted
In November 2023, the Financial Accounting Standards Board, or the FASB, issued Accounting Standards Update, or ASU, 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures, which requires public entities to disclose information about their reportable segments’ significant expenses and other segment items on an interim and annual basis. Public entities with a single reportable segment are required to apply the disclosure requirements in ASU 2023-07, as well as all existing segment disclosures and reconciliation requirements in ASC 280, on an interim and annual basis. ASU 2023-07 is effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-07.
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently evaluating the impact of adopting ASU 2023-09.
There have been no other recent accounting pronouncements, changes in accounting pronouncements or recently adopted accounting guidance during the year ended December 31, 2023 that are of significance or potential significance to us.

3. Revenue
Disaggregation of Revenue
The disaggregation of revenue by region was as follows (in millions):

	Year Ended December 31,
Revenue by region:	2023	2022	2021
United States	$691	$597	$365
International	279	258	171
Total revenue	$970	$855	$536
Revenue attributable to the United Kingdom comprised 10.2% of the total revenue in each of the years ended December 31, 2022 and 2021. Other than the United Kingdom for the years ended December 31, 2022 and 2021, no other country outside the United States comprised more than 10% of revenue for any of the periods presented. Our operations outside the United States include sales offices in Australia, France, Germany, Japan, Singapore, the United Arab Emirates and the United Kingdom, and research and development centers in Australia, the Czech Republic, India and Ukraine. Revenue by location is determined by the billing address of the customer.
Contract Assets and Contract Liabilities
As of December 31, 2023 and 2022, we had contract assets of $67 million and $60 million, respectively, included in prepaid expenses and other current assets, and $53 million and $71 million, respectively, included in other assets on our consolidated balance sheet. There were no impairments of contract assets during each of the years ended December 31, 2023 and 2022.
As of December 31, 2023 and 2022, we had deferred revenue of $252 million and $276 million, respectively, included in current deferred revenue and $6 million and $4 million, respectively, included in other liabilities on our consolidated balance sheet. During the years ended December 31, 2023 and 2022, we recognized $246 million and $206 million, respectively, of revenue related to amounts that were included in deferred revenue as of January 1, 2023 and 2022, respectively.
Assets Recognized from the Costs to Obtain our Contracts with Customers
We recognize an asset for the incremental costs of obtaining a contract with a customer. This primarily consists of sales commissions and partner referral fees that are earned upon execution of the related contracts. We amortize these deferred commissions, which include partner referral fees, proportionate with related revenues over the benefit period.
A summary of the activity impacting our deferred commissions during the years ended December 31, 2023 and 2022 is presented below (in millions):

	Year Ended December 31,
	2023	2022
Beginning balance (1)	$96	$70
Additional deferred commissions	122	105
Amortization of deferred commissions	(93)	(78)
Effects of foreign currency translation	1	(1)
Ending balance	$126	$96
(1) Of the total amount of commissions deferred as of January 1, 2023 and January 1, 2022, $2 million and $6 million was paid in shares of our Class A common stock during the years ended December 31, 2023 and 2022, respectively.
As of December 31, 2023 and 2022, $53 million and $41 million, respectively, of our deferred commissions were expected to be amortized within the next 12 months, and therefore were included in prepaid expenses and other current assets. The remaining amount of our deferred commissions is included in other assets. There were no impairments of assets related to deferred commissions during each of the years ended December 31, 2023 and 2022. There were no assets recognized related to the costs to fulfill contracts during each of the years ended December 31, 2023 and 2022 as these costs were not material.

Remaining Performance Obligations
Transaction price allocated to the remaining performance obligations represents contracted revenue that has not yet been recognized, which includes deferred revenue on our consolidated balance sheets and unbilled amounts that will be recognized as revenue in future periods. As of December 31, 2023 and 2022, we had an aggregate transaction price of $641 million and $592 million, respectively, allocated to unsatisfied performance obligations related primarily to PCS, cloud-based offerings, and subscriptions to third-party syndicated data. As of December 31, 2023 and 2022, we expect to recognize $599 million and $547 million, respectively, as revenue over the next 24 months with the remaining amount expected to be recognized thereafter.

4. Business Combinations
Goodwill represents the excess of the purchase price consideration over the fair value of the underlying intangible assets and other assets and liabilities assumed. We believe the amount of goodwill resulting from acquisitions during the years ended December 31, 2022 and 2021 are primarily attributable to expected synergies from an assembled workforce, increased development capabilities, offerings to customers, and enhanced opportunities for growth and innovation. There were no acquisitions in 2023.
Pro forma information and revenue and operating results of the companies acquired during the years ended December 31, 2022 and 2021 have not been presented as the impacts are not significant to our consolidated financial statements.
The consolidated financial statements include the results of operations of each acquisition commencing as of the acquisition date of the respective acquisition. Acquisition-related costs associated with the below acquisitions were $11 million in 2022 and $6 million in 2021 and are recorded in general and administrative expense in the consolidated statements of operations and comprehensive income (loss). There were no acquisition-related costs associated with the below transactions in the year ended December 31, 2023.
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
In connection with the acquisition, we entered into employment and share-based compensation agreements with certain employees of Trifacta, which include up to $75 million in equity-based incentive awards, subject to continued employment over a period of 36 months. We additionally held back $9 million of the purchase price that has begun to vest and will continue to vest and become payable to certain key employees in three annual installments based on each such employee’s continued service. As both the awards and hold back arrangements are subject to the continued employment of the employees, they were excluded from the purchase consideration and will be recognized as post-acquisition compensation. The transaction costs associated with the acquisition were approximately $11 million, of which $8 million was incurred during the year ended December 31, 2022 and was recorded in general and administrative expense.
We accounted for the acquisition using the acquisition method of accounting, which requires the assets acquired and liabilities assumed to be recorded at the date of acquisition at their respective estimated fair values. The allocation of purchase consideration to the estimated fair values of the assets acquired and liabilities assumed as of the date of acquisition is as follows (in millions):

Fair Value
Cash and cash equivalents	$13
Accounts receivable, net	7
Other current and non-current assets	11
Goodwill	341
Intangible assets, net	51
Accounts payable, accrued expenses and other current and non-current liabilities	(16)
Deferred revenue	(9)
Net assets acquired	$398

The excess of the purchase consideration over the fair value of other assets acquired and liabilities assumed was recorded as goodwill. The resulting goodwill is primarily attributed to the assembled workforce and expanded market opportunities, including integrating the Trifacta product offering with our existing product offerings. The goodwill has no basis for U.S. income tax purposes. The following table sets forth the fair values of the components of identifiable intangible assets acquired (in millions) and their estimated useful lives (in years) as of the date of acquisition:

	Fair Value	Useful Life
Completed technology	$49	7
Customer relationships	1	3
Trade names	1	3
Total intangible assets subject to amortization	$51
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
The aggregate consideration payable in exchange for all of the outstanding equity interests in Hyper Anna, net of customary adjustments set forth in the Hyper Anna Purchase Agreement, was $25 million in cash. This includes $3 million and $2 million of cash consideration held back for customary indemnification matters for a period of 24 months and 36 months, respectively, following the acquisition date.
In connection with the acquisition, we entered into employment agreements with certain employees from Hyper Anna, which include up to $17 million in equity incentive awards based on continued employment over a period of 36 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $25 million consisted of $11 million in developed technology, which is tax deductible; $11 million of goodwill; and $4 million of net assets assumed.
We determined the fair value of the developed technology acquired using the multi-period excess earnings model, which is a variation of the income approach that estimates the value of the assets based on the present value of the incremental after-tax cash flow attributable only to the intangible assets. This model utilizes certain unobservable inputs classified as Level 3 measurements as defined by ASC 820. Key inputs utilized in the models include a discount rate of 29% and estimated revenue and expense forecasts. Based on the valuation model, we determined the fair value of the developed technology to be $11 million with an amortization period of 7 years.

Lore IO, Inc.
On October 21, 2021, we acquired 100% of the outstanding equity of Lore IO, Inc., or Lore IO, pursuant to an Agreement and Plan of Merger, dated as of October 18, 2021, or the Lore IO Merger Agreement. The acquisition was made to augment our research and development team. The aggregate consideration payable in exchange for all of the outstanding equity interests of Lore IO was $10 million in cash, subject to customary adjustments set forth in the Lore IO Merger Agreement.
In connection with the acquisition, we entered into employment agreements with certain employees from Lore IO, which include up to $11 million in equity incentive awards based on continued employment over a period of 36 months. As the awards are subject to the continued employment of the employees, they were excluded from the purchase consideration, and will be recognized as post-acquisition compensation.
The purchase consideration for the acquisition of $10 million consisted of $10 million of goodwill, which is not tax deductible, and immaterial net assets assumed.

5. Fair Value Measurements
Instruments Measured at Fair Value on a Recurring Basis. The following tables present our cash and cash equivalents’ and investments’ costs, net unrealized gains (losses), and fair value by major security type recorded as cash and cash equivalents or short-term or long-term investments as of December 31, 2023 and 2022 (in millions):

	As of December 31, 2023
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$85	$—	$85	$85	$—	$—
Level 1:
Money market funds	431	—	431	431	—	—
Subtotal	431	—	431	431	—	—
Level 2:
Commercial paper	17	—	17	14	3	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	190	—	190	—	171	19
Corporate bonds	15	—	15	—	15	—
Subtotal	228	—	228	14	195	19
Level 3	—	—	—	—	—	—
Total	$744	$—	$744	$530	$195	$19

	As of December 31, 2022
	Cost	Net Unrealized Gains (Losses)	Fair Value	Cash and Cash Equivalents	Short-term Investments	Long-term Investments
Cash	$63	$—	$63	$63	$—	$—
Level 1:
Money market funds	20	—	20	20	—	—
Subtotal	20	—	20	20	—	—
Level 2:
Commercial paper	60	—	60	21	39	—
Certificates of deposit	6	—	6	—	6	—
U.S. Treasury and agency bonds	237	(3)	234	1	156	77
Corporate bonds	46	(1)	45	—	36	9
Subtotal	349	(4)	345	22	237	86
Level 3	—	—	—	—	—	—
Total	$432	$(4)	$428	$105	$237	$86
There were no transfers between Level 1, Level 2, or Level 3 securities during each of the years ended December 31, 2023 and 2022.
All long-term investments had maturities between one and two years in duration as of December 31, 2023 and 2022.

We review our marketable securities on a regular basis to evaluate whether or not any security has experienced an impairment resulting from credit losses. We consider factors such as the financial condition and near-term prospects of the issuer and our intent to sell, as well as whether it is more likely than not we will be required to sell the investment before recovery of the investment’s amortized cost basis. Gross unrealized losses were immaterial with respect to $146 million of our available-for-sale securities as of December 31, 2023 and $4 million with respect to $308 million of our available-for-sale securities as of December 31, 2022. We determined that these losses were due to changes in market rates and were not related to credit losses. These gross unrealized losses were classified in accumulated other comprehensive income (loss) in our consolidated balance sheets as of December 31, 2023 and 2022.
Interest income from our marketable securities was $29 million, $4 million, and $2 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Instruments Not Recorded at Fair Value on a Recurring Basis. We estimate the fair value of our Notes, carried at face value, less unamortized discount and issuance costs, quarterly for disclosure purposes. The estimated fair value of our Notes is determined by Level 2 inputs and is based on observable market data including prices for similar instruments. As of December 31, 2023, the fair value of the 2024 Notes, the 2026 Notes, and the 2028 Notes was $388 million, $389 million, and $479 million, respectively. As of December 31, 2022, the fair value of the 2023 Notes, the 2024 Notes, and the 2026 Notes was $105 million, $369 million, and $332 million, respectively. The carrying amounts of our accounts receivable, prepaid expenses and other current assets, accounts payable, and accrued liabilities approximate their current fair value because of their nature and relatively short maturity dates or durations.
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
Other Investments. The table above does not include our debt and equity investments in which we do not have a controlling interest or significant influence. The estimation of fair value for these investments requires the use of significant unobservable inputs, and as a result, we deem these assets as Level 3 within the fair value measurement framework. As of December 31, 2023, the balance of our debt and equity investments in which we do not have a controlling interest or significant influence was $13 million, which is included in prepaid expenses and other current assets and other assets, compared to $4 million as of December 31, 2022, which is included in long-term investments. Since our initial investments, there have been no impairments or adjustments to the carrying amounts of our debt or equity investments.

6. Allowance for Doubtful Accounts and Sales Reserves
The following table summarizes the changes in the allowance for doubtful accounts and sales reserve included in accounts receivable in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2	$4	$3
Provision	2	1	2
Recoveries	—	(1)	—
Charge-offs	(1)	(2)	(1)
Ending balance	$3	$2	$4
The following table summarizes the changes in the allowance applied to our contract assets in our consolidated balance sheets (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$2	$1	$2
Provision	(1)	1	(1)
Recoveries	—	—	—
Charge-offs	—	—	—
Ending balance	$1	$2	$1

7. Property and Equipment
Property and equipment, net consisted of the following (in millions):

	Year Ended December 31,
	2023	2022
Computer equipment & software	$26	$26
Furniture and fixtures	10	10
Leasehold improvements	31	32
Capitalized software development costs	48	19
Construction in process	5	14
	$120	$101
Less: Accumulated depreciation and amortization	(51)	(32)
Total property and equipment, net	$69	$69
Depreciation and amortization expense for the years ended December 31, 2023, 2022, and 2021 was approximately $23 million, $24 million, and $11 million, respectively. During the year ended December 31, 2022, we recorded non-cash impairment charges of $9 million to fixed assets associated with the ceased use of certain of our corporate offices as discussed in Note 15, Leases. Impairment charges incurred during the year ended December 31, 2023 were immaterial, and no impairment charges were incurred during the year ended December 31, 2021.

8. Goodwill and Intangible Assets
The change in carrying amount of goodwill was as follows (in millions):

Goodwill as of December 31, 2021	$57
Goodwill recorded in connection with acquisitions	341
Effects of foreign currency translation	—
Goodwill as of December 31, 2022	$398
Effects of foreign currency translation	—
Goodwill as of December 31, 2023	$398
Intangible assets consisted of the following (in millions, except years):

	As of December 31, 2023
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	1.1	$2	$(2)	$—
Completed technology	4.8	72	(25)	47
Trade names	1.1	2	(1)	1
		$76	$(28)	$48

	As of December 31, 2022
	Remaining Weighted-Average Useful Life in Years	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships	2.1	$2	$(1)	$1
Completed technology	5.6	82	(23)	59
Trade names	2.1	2	(1)	1
		$86	$(25)	$61

We classified intangible asset amortization expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$11	$13	$5
Sales and marketing	1	1	—
Total	$12	$14	$5

The following table presents our estimates of remaining amortization expense for each of the five succeeding fiscal years and thereafter for finite-lived intangible assets at December 31, 2023 (in millions):

2024	$12
2025	10
2026	9
2027	8
2028	8
Thereafter	1
Total amortization expense	$48

9. Workforce Management
During the year ended December 31, 2023, we completed a workforce reduction plan, or the Workforce Reduction Plan, intended to reduce operating costs, improve operating margins, and continue advancing our ongoing commitment to profitable growth, primarily impacting our sales and marketing organization. In connection with the Workforce Reduction Plan, during the year ended December 31, 2023, we incurred $17 million in charges related to the statutory notice period and severance payments, employee benefits, and job placement services.

(in millions)	Workforce Reduction Plan
Liability as of December 31, 2022	$—
Charges	17
Payments	(17)
Liability as of December 31, 2023	$—
The remaining liability as of December 31, 2023 for charges in connection with the Workforce Reduction Plan is immaterial and included in accrued payroll and payroll related liabilities in the consolidated balance sheets.
Charges related to the Workforce Reduction Plan are included in the consolidated statements of operations and comprehensive income (loss), as follows (in millions):

Year Ended December 31,
2023
Cost of goods sold	$1
Research and development	3
Sales and marketing	11
General and administrative	2
Total	$17

10. Debt
Our debt consisted of the following, which comprises the current portion of certain convertible notes, our long-term convertible notes, and our long-term senior unsecured notes, each as further described below (in millions):

	As of December 31, 2023			As of December 31, 2022
	2024 Notes	2026 Notes	2028 Notes	2023 Notes	2024 Notes	2026 Notes
Liability:
Principal	$400	$400	$450	$85	$400	$400
Less: debt discount and issuance costs, net of amortization	(1)	(3)	(8)	—	(3)	(4)
Net carrying amount	$399	$397	$442	$85	$397	$396
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
The Indenture governing the 2028 Notes gives us the option to redeem some or all of the 2028 Notes at the redemption prices set forth in the Indenture, together with accrued and unpaid interest, if any, to, but excluding, the date of redemption. We may make optional redemptions at prices equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus applicable “make-whole” premiums. In addition, we may redeem up to 40% of the original aggregate principal amount of the 2028 Notes using the net cash proceeds of certain equity offerings completed on or before March 15, 2025 at a redemption price of 108.75%. Holders of the 2028 Notes have the right to require us to repurchase for cash all or a portion of their 2028 Notes at 101% of the principal amount, plus any accrued and unpaid interest, upon the occurrence of a change of control event as defined in the Indenture for the 2028 Notes.
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
Convertible Senior Notes
The following table presents details of our convertible senior notes, which are further discussed below (original principal in millions):

	Month Issued	Maturity Date	Original Principal (including over-allotment)	Coupon Interest Rate	Effective Interest Rate	Conversion Rate	Initial Conversion Price
2023 Notes	May and June 2018	June 1, 2023	$230	0.5%	1.01%	$22.5572	$44.33
2024 Notes	August 2019	August 1, 2024	$400	0.5%	0.93%	$5.2809	$189.36
2026 Notes	August 2019	August 1, 2026	$400	1.0%	1.32%	$5.2809	$189.36
As further defined and described below, the 2024 Notes and the 2026 Notes are together referred to as the 2024 & 2026 Notes, the 2023 Notes (as defined below) and the 2024 & 2026 Notes are collectively referred to as the Convertible Notes, and the 2023 Notes, 2024 & 2026 Notes, and 2028 Notes are collectively referred to as the Notes.

In May and June 2018, we sold $230 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2023, or the 2023 Notes, including the initial purchasers’ exercise in full of their option to purchase an additional $30 million of the 2023 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act. The 2023 Notes were our senior, unsecured obligations and interest was payable semi-annually in arrears on June 1 and December 1 of each year beginning December 1, 2018.
Subsequently, in connection with the issuance of the 2024 & 2026 Notes discussed below, during the year ended December 31, 2019, we entered into exchange agreements with certain holders of our outstanding 2023 Notes and, using a portion of the net proceeds from the issuance of the 2024 & 2026 Notes, we exchanged $145 million principal amount, together with accrued and unpaid interest thereon, of the 2023 Notes for aggregate consideration of $145 million in cash, representing the principal and accrued interest of the exchanged 2023 Notes, and 2.2 million shares of Class A common stock.
The exchange agreements were accounted for as an induced conversion, resulting from the issuance of shares of Class A common stock in excess of the shares that would have been issuable under the terms of the original 2023 Notes. This exchange resulted in a loss on induced conversion and debt extinguishment of $21 million, consisting of (i) an $8 million market premium representing the excess of the fair value of the total consideration delivered over the fair value of the Class A common stock issuable for the principal amount exchanged pursuant to the original conversion terms and (ii) $12 million representing the difference between the fair value and the carrying value, net of unamortized issuance costs, of the liability component of the exchanged 2023 Notes.
The 2023 Notes were settled on their maturity date of June 1, 2023. Cash paid for the settlement of the principal amount and the accrued interest of the 2023 Notes and settlement of a conversion request initiated in 2022 was $85 million. There were no other conversion requests for the 2023 Notes prior to the close of business on the second scheduled trading day immediately preceding the maturity date. The capped call transactions related to the 2023 Notes expired upon maturity of the 2023 Notes.
In August 2019, we sold $400 million aggregate principal amount of our 0.50% Convertible Senior Notes due 2024, or the 2024 Notes, and $400 million aggregate principal amount of our 1.00% Convertible Senior Notes due 2026, or the 2026 Notes, including the initial purchasers’ exercise in full of their options to purchase an additional $50 million of the 2024 Notes and an additional $50 million of the 2026 Notes, in a private offering to qualified institutional buyers pursuant to Rule 144A promulgated under the Securities Act.
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

As of December 31, 2023, the 2024 & 2026 Notes were not convertible. Because the 2024 Notes will mature on August 1, 2024, they have been classified as current liabilities in our consolidated balance sheets as of December 31, 2023.
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
Effective January 1, 2022, we adopted ASU 2020-06 using the modified retrospective approach, which resulted in a decrease to accumulated deficit of $66 million, a decrease to additional paid-in capital of $177 million, and an increase to current and long-term convertible senior notes, net, of $7 million and $104 million, respectively.
Capped Call Transactions
In connection with the pricing of the 2023 Notes, we entered into privately negotiated capped call transactions with an affiliate of one of the initial purchasers of the 2023 Notes and other financial institutions. In connection with the pricing of the 2024 & 2026 Notes, we entered into privately negotiated capped call transactions with other financial institutions. The capped call transactions are expected generally to reduce or offset potential dilution to holders of our common stock and/or offset the potential cash payments that we could be required to make in excess of the principal amount upon any conversion of the applicable series of Convertible Notes under certain circumstances, with such reduction and/or offset subject to a cap based on the cap price. Under the capped call transactions, we purchased capped call options that in the aggregate relate to the total number of shares of our Class A common stock underlying the applicable series of Convertible Notes, with an initial strike price of approximately $44.33 per share in the case of the 2023 Notes, which corresponded to the initial conversion price of the 2023 Notes, and approximately $189.36 per share in the case of the 2024 & 2026 Notes, which corresponds to the initial conversion price of each of the 2024 & 2026 Notes. Further, the capped call options are subject to anti-dilution adjustments substantially similar to those applicable to the conversion rate of the applicable series of Convertible Notes, and had a cap price of $62.22 per share in the case of the 2023 Notes, and have a cap of $315.60 per share in the case of the 2024 & 2026 Notes. The cost of the purchased capped calls of $19 million in the case of the 2023 Notes and $87 million in the case of the 2024 & 2026 Notes was recorded as a reduction to additional paid-in-capital.
We elected to integrate the applicable capped call options with the applicable series of Convertible Notes for federal income tax purposes pursuant to applicable U.S. Treasury Regulations. Accordingly, the $19 million gross cost of the purchased capped calls in the case of the 2023 Notes was deductible for income tax purposes as original discount interest over the term of the 2023 Notes and the $87 million gross cost of the purchased capped calls in the case of the 2024 & 2026 Notes will be deductible for income tax purposes as original discount interest over the term of the applicable series of the 2024 & 2026 Convertible Notes. We recorded deferred tax assets of $5 million with respect to the 2023 Notes and $21 million with respect to the 2024 & 2026 Convertible Notes, which represent the tax benefit of these deductions with an offsetting entry to additional paid-in capital. These deferred tax assets, as adjusted for activity through December 31, 2021, were written off as part of the ASU 2020-06 implementation.
In connection with the exchange agreements discussed above, we terminated a corresponding portion of the existing capped call transactions that we entered into in connection with the issuance of the 2023 Notes, which resulted in the net share settlement and our receipt and retirement of 285,466 shares of Class A common stock. The remaining capped call transactions related to the 2023 Notes expired upon maturity of the 2023 Notes.

Contractual Obligations of Notes
The following table sets forth future contractual obligations of contractual interest and principal related to the Notes (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
Notes and related interest	$1,441	$445	$487	$509	$—
The following table sets forth interest expense recognized related to the Notes (in millions):

	Year Ended December 31,
	2023	2022
Contractual interest expense	$39	$7
Amortization of debt issuance costs and discount	4	3
Total	$43	$10

11. Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in millions):

	As of December 31,
	2023	2022
Contract asset	$67	$60
Deferred commissions	53	41
Prepaid expenses	37	38
Other	12	6
Total	$169	$145
Other assets consisted of the following (in millions):

	As of December 31,
	2023	2022
Contract asset	$53	$71
Deferred commissions	73	55
Other	19	15
Total	$145	$141

12. Stockholders’ Equity
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
Preferred Stock
Our board of directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by our stockholders. As of December 31, 2023, no shares of preferred stock were outstanding.

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
2017 Equity Incentive Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Equity Incentive Plan, which was subsequently amended in May 2022 following approval by our stockholders at our 2022 annual meeting of stockholders, or the 2017 Plan. The 2017 Plan initially became effective on March 22, 2017, and as amended became effective on May 25, 2022, and is the successor plan to the 2013 Plan. Under the 2017 Plan, we initially reserved (i) 5.1 million shares of Class A common stock for future issuance and (ii) 0.5 million shares of Class A common stock equal to the number of Class B shares reserved but not issued under the 2013 Plan as of the effective date of the 2017 Plan. The number of shares of Class A common stock reserved for issuance under our 2017 Plan will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 5% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The share reserve may also increase to the extent that outstanding awards under our 2013 Plan expire or terminate. As of December 31, 2023, an aggregate of 17.7 million shares of Class A common stock were reserved for issuance under the 2017 Plan.
2017 Employee Stock Purchase Plan
In February 2017, our board of directors adopted, and our stockholders approved, the 2017 Employee Stock Purchase Plan, or 2017 ESPP. The 2017 ESPP became effective on March 23, 2017. Under the 2017 ESPP, we reserved 1.1 million shares of Class A common stock for future issuance. The number of shares of Class A common stock reserved for issuance under our 2017 ESPP will increase automatically on the first day of January of each of 2018 through 2027 by the lesser of (a) 1% of the total outstanding shares of our Class A and Class B common stock as of the immediately preceding December 31 and (b) the number of shares determined by our board of directors. The aggregate number of shares issued over the term of the 2017 ESPP may not exceed 11.0 million shares of Class A common stock.
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
In 2023, employees purchased 0.3 million shares of Class A common stock at an average price per share of $40.76. As of December 31, 2023, 4.0 million shares of Class A common stock were available for future issuance under the 2017 ESPP.
Stock Options
Stock options generally vest over a period of three to four years and expire ten years from the date of grant. Unvested stock options will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. Vested stock options generally expire three months after termination of employment.

Stock option activity, excluding activity related to the ESPP, during the year ended December 31, 2023 consisted of the following (in thousands, except weighted-average information):

	Options Outstanding	Weighted- Average Exercise Price	Aggregate Intrinsic Value	Weighted-Average Remaining Contractual Term (Years)
Options outstanding at December 31, 2022	1,106	$41.43	$24,191	5.2
Granted	—	—
Exercised	(63)	4.81	$2,354
Canceled/forfeited	(28)	70.10
Options outstanding at December 31, 2023	1,015	$42.89	$18,886	4.4
Exercisable and Vested	989	$41.98	$18,886	4.3
The total intrinsic value of options exercised in the years ended December 31, 2023, 2022 and 2021 was $2 million, $12 million and $14 million, respectively. The weighted-average exercise price of options granted during the year ended December 31, 2021 was $87.52.
There were no options granted during the years ended December 31, 2023 and December 31, 2022. As of December 31, 2023, there was $1 million of unrecognized compensation cost related to unvested stock options, which is expected to be recognized over a weighted-average period of less than one year.
Valuation Assumptions
The following table presents the weighted-average assumptions used for stock options granted under our 2017 Plan during the year ended December 31, 2021 and for shares of our Class A common stock issued under our ESPP for each of the years indicated:

	Stock Options (1)	Employee Stock Purchase Plan
	2021	2023	2022	2021
Expected term (in years)	5.8	0.5	0.5	0.5
Estimated volatility	56%	60%	62%	55%
Risk-free interest rate	1%	5%	2%	—%
Estimated dividend yield	—	—	—	—
Weighted average fair value	$45.20	$14.54	$20.72	$27.42
(1) There were no options granted during the years ended December 31, 2023 and 2022.

Restricted Stock Units
RSUs granted under the 2017 Plan generally vest over a period of three years. RSUs will generally be forfeited in case of a termination of employment or service before the satisfaction of the vesting schedule. From time to time, we also grant performance-based RSUs, or PRSUs. PRSUs have the same characteristics as our RSUs, but contain one or more performance-based metrics that must be met prior to vesting. The following disclosures related to RSU activity include the impact of PRSUs. RSU activity during the year ended December 31, 2023 consisted of the following (in thousands, except weighted-average information):

	Awards Outstanding (1)	Weighted- Average Grant Date Fair Value
RSUs outstanding at December 31, 2022	9,928	$55.70
Granted	3,309	59.61
Vested	(3,659)	65.91
Canceled/forfeited	(1,645)	63.50
RSUs outstanding at December 31, 2023	7,933	$51.00
(1) Includes restricted stock units with market, performance, and/or service conditions.
In March 2022, we granted 3 million market-based PRSUs to certain executives. These awards have an explicit service period of two years and a market performance period of seven years. The awards have six tranches, each representing a separate stock price hurdle. Provided the relevant stock price hurdle is met, each tranche will vest on the later of the (i) second anniversary of the grant date and (ii) certification date once the performance goal is achieved. The performance goal is defined as when the 60-trading day volume-weighted average price, or VWAP, equals or exceeds the relevant stock price hurdle. There were no market-based PRSUs granted during the year ended December 31, 2023.
Awards subject to market conditions are valued on the date of grant using a Monte Carlo simulation valuation model. The grant date fair value of the market-based PRSUs described above, measured using a Monte Carlo simulation valuation model, was $110 million. The derived service period was also determined through use of the simulation model. Compensation cost associated with awards granted with market-based vesting conditions is recognized over the requisite service period for each tranche using the graded vesting method. The fair values of the market-based PRSUs granted have been estimated utilizing the following assumptions:

Underlying stock price at valuation date	$54.24
Estimated volatility	53%
Risk-free interest rate	2%
Simulation term (in years)	7
In March 2023, we granted PRSUs to certain executives with a grant date fair value of $14 million. These PRSUs are subject to vesting based on performance and service conditions and, assuming such conditions are met, will vest quarterly beginning in 2024 based upon the percentage achievement of certain annualized recurring revenue and operating margin targets.
The total intrinsic value of RSUs and PRSUs vested in the years ended December 31, 2023, 2022 and 2021 was $172 million, $132 million, and $70 million, respectively. The weighted-average grant date fair value of RSUs and PRSUs granted in the years ended December 31, 2023, 2022 and 2021 was $59.61, $50.64 and $79.62, respectively.
As of December 31, 2023, total unrecognized compensation expense related to unvested RSUs and PRSUs was approximately $283 million, which is expected to be recognized over a weighted-average period of 1.6 years.

We classified stock-based compensation expense in the accompanying consolidated statements of operations and comprehensive income (loss) as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Cost of revenue	$18	$17	$6
Research and development	56	55	29
Sales and marketing	92	80	41
General and administrative	79	75	48
Total	$245	$227	$124
14. Retirement Plan
We established a savings plan that qualifies as a defined contribution plan under Section 401(k) of the Internal Revenue Code of 1986, as amended, or the Code, for the benefit of our employees. Our contributions to the savings plan are discretionary and vest immediately. We contributed approximately $16 million, $13 million and $8 million to the savings plan for the years ended December 31, 2023, 2022, and 2021, respectively.

15. Leases
We have various non-cancelable operating leases for our corporate offices in California, Colorado, Massachusetts, New York, and Texas in the United States and Australia, the Czech Republic, France, Japan, Singapore, and the United Kingdom. These leases expire at various times through 2029. Certain lease agreements contain renewal options, rent abatement, and escalation clauses that are factored into our determination of lease payments when appropriate.
During the year ended December 31, 2022, we ceased using our previous corporate headquarters in Irvine, California and entered into a new sublease agreement for the remaining term of the underlying lease. Additionally, we ceased using certain of our corporate offices in California, Colorado, Massachusetts, Texas, Canada, and Germany as part of our real estate rationalization efforts. We recorded non-cash impairment charges of $34 million and $9 million to the right-of-use assets and fixed assets, respectively. The impairment was determined by comparing the fair value of the impacted asset groups to their carrying value as of the impairment measurement date, as required under ASC 360, Property, Plant, and Equipment. The impairment is presented in impairment of long-lived assets on the consolidated statements of operations and comprehensive income (loss). Impairment charges incurred during the year ended December 31, 2023 were immaterial.
The table below presents lease-related assets and liabilities recorded on the consolidated balance sheet (in millions):

		As of December 31,
	Classification	2023	2022
Assets
Operating lease right-of-use assets	Operating lease right-of-use assets	$43	$51

Liabilities
Operating lease liabilities (current)	Accrued expenses and other current liabilities	$21	$19
Operating lease liabilities (noncurrent)	Operating lease liabilities	47	61
Total lease liabilities		$68	$80
Lease Costs
The following lease costs were included in our consolidated statements of operations and comprehensive income (loss) (in millions):

	Year Ended December 31,
	2023	2022
Operating lease cost	$14	$24
Short-term lease cost	2	1
Variable lease cost	6	6
Total lease cost	$22	$31
Supplemental Information
The table below presents supplemental balance sheet information related to operating leases:

	Year Ended December 31,
	2023	2022
Weighted-average remaining lease term (in years)	3.5	4.4
Weighted-average discount rate	4.75%	4.55%

Undiscounted Cash Flows
The table below reconciles the undiscounted cash flows for each of the first five years, and total of the remaining years, to the operating lease liabilities recorded on the consolidated balance sheet as of December 31, 2023 (in millions):

Operating Leases (1)
2024	$23
2025	22
2026	16
2027	8
2028	4
Thereafter	—
Total minimum lease payments	$73
Less imputed interest	(5)
Present value of future minimum lease payments	$68
Less current obligations under leases	(21)
Long-term lease obligations	$47
(1) Excludes expected sublease income of approximately $15 million over the next five years.

16. Commitments and Contingencies
In the ordinary course of business, we enter into purchase orders with vendors for the purchase of goods and services including non-cancelable agreements for software licenses, royalty agreements, advertising and other marketing activities. Our minimum purchase obligations as of December 31, 2023 were as follows (in millions):

2024	$64
2025	45
2026	23
2027	—
2028	—
Thereafter	—
Total minimum payments	$132
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
As of December 31, 2023 and December 31, 2022, we have not accrued a liability for indemnification provisions we agree to in the ordinary course of business or with our directors, executive officers, and certain other employees pursuant to indemnification agreements because the likelihood of incurring a payment obligation, if any, in connection with these arrangements is not probable or reasonably estimable.
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

17. Income Taxes
The components of loss before provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Domestic	$(144)	$(209)	$(153)
Foreign	(25)	(105)	(25)
Total	$(169)	$(314)	$(178)
The components of the provision for income taxes were as follows (in millions):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$—	$—	$—
State	1	—	1
Foreign	4	2	—
Total current income tax expense	$5	$2	$1
Deferred:
Federal	$4	$3	$1
State	—	—	—
Foreign	1	—	—
Total deferred income tax benefit:	$5	$3	$1
Total	$10	$5	$2

The following table reconciles our provision for income taxes at the statutory rate to that at the effective tax rate, using a U.S. federal statutory tax rate of 21% for each of 2023, 2022, and 2021 (in millions):

	Year Ended December 31,
	2023	2022	2021
Income tax at federal statutory rate	$(35)	$(66)	$(37)
Increase/(decrease) in tax resulting from:
State income tax expense, net of federal	(1)	(4)	(5)
Foreign rate differential	—	13	1
Stock-based compensation	28	21	6
Change in valuation allowance	37	47	42
Meals and entertainment	1	1	—
Research credits	(8)	(6)	(5)
Return to provision adjustments	(16)	—	—
Other	4	(1)	—
Total provision for income taxes	$10	$5	$2

The following table shows the significant components of deferred income tax assets (liabilities) (in millions):

	As of December 31,
	2023	2022
Deferred tax assets:
Net operating losses	$121	$97
Accruals and reserves	3	1
Research & other credits	51	40
Intangibles	9	10
Operating lease liabilities	15	18
Effect of Section 163(j) on interest expense	14	12
Stock-based compensation	11	21
Section 174 expenses	63	34
Convertible senior notes	6	10
Total deferred tax assets	293	243
Less valuation allowance	(233)	(196)
Net deferred tax assets	60	47

Deferred tax liabilities:
Operating lease right-of-use assets	(8)	(11)
Deferred commissions	(19)	(16)
Other	(5)	—
Capitalized software development costs	(9)	(5)
Deferred revenue	(19)	(14)
Total deferred tax liabilities	(60)	(46)
Net deferred tax assets	$—	$1

We record a valuation allowance against our deferred tax assets if and to the extent it is more likely than not that we will not recover our deferred tax assets. In evaluating the need for a valuation allowance, we weight all relevant positive and negative evidence, including among other factors, historical financial performance, forecasts of income over the applicable carryforward periods, and our market environment, with each piece weighted based on its reliability. As of December 31, 2023, we had insufficient objective positive evidence that we will generate sufficient future pre-tax income to overcome the negative evidence of cumulative losses. Accordingly, we continue to record a full valuation allowance against our net U.S. and U.K. deferred tax assets as of December 31, 2023.
The following table shows the changes in our valuation allowance (in millions):

	Year Ended December 31,
	2023	2022	2021
Beginning balance	$196	$89	$44
Increase in valuation allowance due to Lore IO acquisition	—	—	3
Increase in valuation allowance due to Trifacta acquisition	—	33	—
Increase in valuation allowance due to adoption of ASC 2020-06	—	27	—
Other increase in valuation allowance	37	47	42
Ending balance	$233	$196	$89

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
As of December 31, 2023, we had U.S. federal, U.S. state, U.K., and Australia income tax net operating loss carryforwards of approximately $245 million, $171 million, $271 million, and $1 million, respectively. The U.S. federal and state net operating losses will begin to expire in 2038 and 2027, respectively, unless previously utilized. The U.K. and Australia net operating losses can be carried forward indefinitely.
Pursuant to Section 382 of the Code, annual use of our net operating loss carryforwards may be limited in the event a cumulative change in ownership of more than 50% occurs within a three-year period. We determined that such an ownership change occurred in 2015 and 2019. This ownership change resulted in limitations of the annual utilization of our net operating loss carryforwards but did not result in permanent disallowance of any of our net operating loss carryforwards.
We have not accrued U.S. state income taxes or foreign withholding taxes on the earnings of our foreign subsidiaries, as these amounts are intended to be indefinitely reinvested in operations outside the United States. As of December 31, 2023, there were immaterial cumulative amounts of undistributed earnings at our foreign subsidiaries.
We are subject to taxation in the United States and various states and international jurisdictions. Our U.S. federal tax returns are open for examination for tax years 2019 and forward, and our state tax returns are open for examination for tax years 2016 and forward. Our tax returns for international jurisdictions are open for examination for tax years 2018 and forward. However, net operating loss and other tax attribute carryforwards utilized in subsequent years continue to be subject to examination by the tax authorities until the year to which the net operating loss and/or other tax attributes are carried forward is no longer subject to examination. Neither we nor any of our subsidiaries are currently under examination from tax authorities in the jurisdictions in which we do business.
At December 31, 2023, we had approximately $18 million of unrecognized tax benefits. If fully recognized, $11 million of the unrecognized tax benefits would reduce our net operating losses. In the next 12 months, we do not expect our unrecognized tax benefits to decrease. Accrued interest related to our uncertain tax positions was not material at December 31, 2023.
The following table shows the activity in gross unrecognized tax benefits (in millions):

	Year Ended December 31,
	2023	2022	2021
Balance at beginning of year	$14	$9	$9
Additions based on tax position related to the current year	1	5	—
Additions for tax positions of prior years	3	—	—
Balance at end of year	$18	$14	$9

18. Basic and Diluted Net Loss Per Share
The following table presents the computation of net loss per share (in millions, except shares in thousands and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss attributable to common stockholders	$(179)	$(319)	$(180)
Denominator:
Weighted-average shares used to compute net loss per share attributable to common stockholders, basic and diluted	70,948	68,510	67,191
Net loss per share attributable to common stockholders, basic and diluted	$(2.52)	$(4.65)	$(2.67)
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

	Year Ended December 31,
	2023	2022	2021
Stock awards	7,757	8,278	4,876
Convertible senior notes	4,568	6,136	6,137
Total shares excluded from net loss per share	12,325	14,414	11,013

19. Segment and Geographic Information
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
Long-lived assets, which consist of property and equipment, net of depreciation, and operating lease right-of-use assets, classified by geographic location were as follows (in millions):

	As of December 31,
Long-lived assets:	2023	2022
United States	$99	$106
Other countries	13	14
Total	$112	$120

20. Subsequent Events
On January 24, 2024, Mark Anderson, our former Chief Executive Officer and a former member of our board of directors, resigned from his role as Chief Executive Officer and as a member of our board of directors, effective January 26, 2024, or the Resignation Date, to pursue other professional opportunities. Mr. Anderson’s resignation was not due to any disagreement with Alteryx on any matter relating to its operations, policies or practices. As a result of his resignation, we expect to record a credit to general and administrative expenses in the first quarter of 2024 of approximately $46 million, primarily related to cumulative expenses recognized from unvested equity awards.

On January 25, 2024, our board of directors appointed Kevin Rubin, our existing Chief Financial Officer, to become Alteryx’s interim Chief Executive Officer, effective as of the Resignation Date. Mr. Rubin will continue to serve as Chief Financial Officer in addition to interim Chief Executive Officer.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Reporting.
None.

Item 9A.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2023. Our disclosure controls and procedures are designed to provide reasonable assurance that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded as of December 31, 2023 that our disclosure controls and procedures were effective at the reasonable assurance level.
Management's Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte and Touche LLP, an independent registered public accounting firm, as stated in its report which is included herein.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Report of Independent Registered Public Accounting Firm
To the stockholders and the Board of Directors of Alteryx, Inc.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of Alteryx, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023, of the Company and our report dated February 6, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ Deloitte & Touche LLP

Los Angeles, California
February 6, 2024

Item 9B. Other Information.
Rule 10b5-1 Plan Elections
During the three months ended December 31, 2023, none of our directors or executive officers adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 11. Executive Compensation.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.
Item 14. Principal Accounting Fees and Services.
The information required by this item will be provided in an amendment to this Annual Report on Form 10-K in accordance with General Instruction G(3) to Form 10-K.

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

3	Exhibits

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
2.1**	Agreement and Plan of Merger, dated December 18, 2023, among Azurite Intermediate Holdings, Inc., Azurite Merger Sub and Alteryx, Inc.	8-K	001-38034	2.1	December 18, 2023
3.1	Restated Certificate of Incorporation.	10-Q	001-38034	3.1	May 11, 2017
3.2	Amended and Restated Bylaws.	8-K	001-38034	3.1	February 6, 2023
4.1	Form of Class A common stock certificate.	S-1/A	333-216237	4.1	March 13, 2017
4.2	Indenture dated May 18, 2018 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	May 18, 2018
4.3	Indenture, with respect to the 2024 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.1	August 12, 2019
4.4	Indenture, with respect to the 2026 Notes, dated August 12, 2019 between Alteryx, Inc. and U.S. Bank National Association.	8-K	001-38034	4.2	August 12, 2019
4.5	Description of Class A Common Stock Registered Under Section 12 of the Securities Exchange Act of 1934, as amended.	10-K	001-38034	4.6	February 15, 2022
4.6	Indenture, dated as of March 6, 2023, by and among Alteryx, Inc., Alteryx UK Ltd and U.S. Bank Trust Company, National Association, as trustee.	8-K	001-38034	4.1	March 6, 2023
10.1*	Form of Indemnity Agreement.	S-1	333-216237	10.1	February 24, 2017
10.2*	Amended and Restated 2013 Stock Plan and forms of award agreements.	S-1	333-216237	10.2	February 24, 2017
10.3*	Amended and Restated 2017 Equity Incentive Plan.	8-K	001-38034	10.1	May 27, 2022
10.4*	Amended and Restated 2017 Equity Incentive Plan forms of award agreements.	S-1	333-216237	10.3	February 24, 2017
10.5*	2017 Employee Stock Purchase Plan and form of subscription agreement.	S-1	333-216237	10.4	February 24, 2017
10.6*	Alteryx, Inc. Omnibus Bonus Plan	8-K	001-38034	10.1	February 6, 2023

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
10.7*	Offer Letter by and between the Registrant and Mark Anderson.	10-K	001-38034	10.18	February 12, 2021
10.8*	Amended and Restated Offer Letter by and between the Registrant and Kevin Rubin.	10-K	001-38034	10.10	March 1, 2019
10.9*	Offer Letter by and between the Registrant and Paula Hansen.	10-K	001-38034	10.8	February 15, 2022
10.10*	Offer Letter by and between the Registrant and Suresh Vittal.	10-K	001-38034	10.9	February 15, 2022
10.11	Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated October 14, 2019.	10-K	001-38034	10.17	February 14, 2020
10.12*	Form of Severance and Change in Control Agreement.	10-Q	001-38034	10.1	May 4, 2022
10.13*	Executive Chairman Agreement by and between the Registrant and Dean A. Stoecker.	10-K	001-38034	10.19	February 12, 2021
10.14*	Amended and Restated Offer Letter by and between the Registrant and Christopher M. Lal.	10-K	001-38034	10.9	March 1, 2019
10.15	First Amendment to Lease between the Registrant and Irvine Spectrum Terrace I LLC, dated August 11, 2023.	10-Q	001-38034	10.1	November 7, 2023
10.16**	Form of Voting Agreement, dated as of December 18, 2023, by and among Azurite Intermediate Holdings, Inc., Alteryx, Inc. and certain stockholders of Alteryx, Inc.	8-K	001-38034	10.1	December 18, 2023
21.1	List of Subsidiaries.					X
23.1	Consent of Deloitte & Touche, LLP, independent registered public accounting firm.					X
24.1	Power of Attorney (included on signature pages to Annual Report).
31.1	Certification of Kevin Rubin, Interim Chief Executive Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
31.2	Certification of Kevin Rubin, Chief Financial Officer, pursuant to Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.					X
32.1#	Certification of Kevin Rubin, Interim Chief Executive Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
32.2#	Certification of Kevin Rubin, Chief Financial Officer, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.					X
97.1*	Alteryx, Inc. Compensation Recovery Policy					X

Exhibit Number	Exhibit Title	Incorporated by Reference				Filed Herewith
		Form	File No.	Exhibit	Filing Date
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.					X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X
104	Cover Page Interactive Data File - the cover page from the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2023 is formatted in Inline XBRL.					X

*	Indicates a management contract or compensatory plan.
**
Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Alteryx will furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request. Alteryx may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.

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

Alteryx, Inc.

Date:	February 6, 2024	By:	/s/ Kevin Rubin
Kevin Rubin Interim Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Kevin Rubin as his or her true and lawful attorney-in-fact, proxy, and agent, with full power of substitution, for him or her in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact, proxy, and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully for all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact, proxy, and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Kevin Rubin	Interim Chief Executive Officer (Principal Executive Officer)	February 6, 2024
Kevin Rubin

/s/ Kevin Rubin	Chief Financial Officer (Principal Financial Officer)	February 6, 2024
Kevin Rubin

/s/ Chris Natali	Chief Accounting Officer (Principal Accounting Officer)	February 6, 2024
Chris Natali

/s/ Dean A. Stoecker	Executive Chairman and Chairman of the Board of Directors	February 6, 2024
Dean A. Stoecker

/s/ Charles R. Cory	Director	February 6, 2024
Charles R. Cory

/s/ Jeffrey L. Horing	Director	February 6, 2024
Jeffrey L. Horing

/s/ Anjali Joshi	Director	February 6, 2024
Anjali Joshi

/s/ Timothy I. Maudlin	Director	February 6, 2024
Timothy I. Maudlin

/s/ CeCelia Morken	Director	February 6, 2024
CeCelia Morken

/s/ Eileen M. Schloss	Director	February 6, 2024
Eileen M. Schloss

/s/ Dan Warmenhoven	Director	February 6, 2024
Dan Warmenhoven